Form 10-Q
period 1996-03-31
JDN REALTY CORP
filed 1996-05-10
CIK 916836

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934


For the transition period from ______________________ to ______________________.

Commission file number       1-12844
                      ------------------------------------------------------

                            JDN REALTY CORPORATION
                            ----------------------
             (Exact name of registrant as specified in its charter)

       Maryland                                    58-1468053
- - - -------------------------------       ---------------------------------------
(State of Jurisdiction of               (I.R.S. Employer Identification No.)
incorporation or organization)


              3340 Peachtree Road, Suite 1530, Atlanta, GA  30326
              ---------------------------------------------------
              (Address of principal executive offices - zip code)

                                (404) 262-3252
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                Not applicable
                  -------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                   No
   ---------                 ---------

     As of May 1, 1996, 11,012,054 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                                                        Page No.
                                                                        --------
Condensed Consolidated Balance Sheets - March 31, 1996 and
December 31, 1995                                                          2

Condensed Consolidated Statements of Income - Three Months Ended
March 31, 1996 and 1995                                                    3

Condensed Consolidated Statements of Cash Flows - Three Months Ended
March 31, 1996 and 1995                                                    4

Notes to Condensed Consolidated Financial Statements                       5

                            JDN REALTY CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         March 31,  December 31,
                                                           1996         1995
                                                         ---------  -----------
                                                        (Unaudited)
                                                              (In thousands)
ASSETS
  Shopping center properties, at cost:
    Land                                                 $ 40,576      $ 40,576
    Buildings and improvements                            224,940       223,649
    Property under development                             18,925        12,593
                                                         --------      --------
                                                          284,411       276,818

    Less: accumulated depreciation and amortization       (22,147)      (20,312)
                                                         --------      --------
      Shopping center properties, net                     262,294       256,506
  Cash and cash equivalents                                 3,086         3,109
  Restricted cash - escrow                                  3,640         3,060
  Rents receivable                                          1,662         2,628
  Investments in and advances to unconsolidated entities   30,347        22,564
  Deferred costs, net of amortization                       7,105         7,459
  Other assets                                                763           542
                                                         --------      --------
                                                         $308,897      $295,868
                                                         ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities
    Mortgage notes payable                               $119,971      $128,839
    Accounts payable and accrued expenses                   7,414         5,720
    Other liabilities                                       1,138         1,323
                                                         --------      --------
      Total Liabilities                                   128,523       135,882


  Shareholders' Equity
    Preferred stock, par value $.01 per share -
      authorized 20,000,000 shares, none outstanding            0             0
    Common stock, par value $.01 per share -
      authorized 150,000,000 shares, issued and
      outstanding 11,012,054 and 10,012,054 shares
      in 1996 and 1995, respectively                          110           100
    Paid-in capital                                       187,353       166,975
    Accumulated deficit                                    (7,089)       (7,089)
                                                         --------      --------
      Total Shareholders' Equity                          180,374       159,986
                                                         --------      --------
                                                         $308,897      $295,868
                                                         ========      ========

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                               Three Months Ended March 31,
                                                    1996           1995
                                               -------------   ------------
                                        (In thousands, except per share amounts)
Revenues:
  Minimum and percentage rents                    $ 7,787         $ 6,552
  Recoveries from tenants                             854             776
  Management fees and other revenue                    47             124
                                                  -------          ------
    Total revenues                                  8,688           7,452

Operating expenses:
  Operating and maintenance                           607             463
  Real estate taxes                                   464             505
  General and administrative                          737             685
  Depreciation and amortization                     1,857           1,556
                                                  -------          ------
    Total operating expenses                        3,665           3,209
                                                  -------          ------

  Income from operations                            5,023           4,243

Other income (expense):
  Interest expense, net                            (1,499)         (2,146)
  Other expense, net                                  (11)            (21)
  Equity in net income of unconsolidated entities     120               0
                                                  -------          ------
Income before net loss on real estate sales         3,633           2,076
Net loss on real estate sales                         (15)              0
                                                  -------          ------
    Net income                                    $ 3,618          $2,076
                                                  =======          ======
Net income per share                              $  0.35          $ 0.28
                                                  =======          ======
Weighted average shares outstanding                10,386           7,531
                                                  =======          ======

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                     Three Months Ended
                                                                          March 31,
                                                                    1996              1995
                                                                  -------           --------
                                                                         (In thousands)
Net cash provided by operating activities                          $ 7,017          $ 3,651

Cash flows from investing activities:
   Development of shopping center properties                        (6,541)          (2,127)
   Improvements to shopping center properties                         (231)            (282)
   Change in restricted cash for land purchase escrow                    -            3,619
   Investments in and advances to unconsolidated entities           (7,783)          (9,296)
   Other                                                              (239)               -
                                                                  --------          -------
Net cash used in investing activities                              (14,794)          (8,086)

Cash flows from financing activities:
   Proceeds from mortgage notes payable                             13,226            9,658
   Principal payments on mortgage notes payable                    (22,094)            (227)
   Deferred financing costs                                            (23)            (142)
   Increase in restricted cash for debt escrow                        (580)            (324)
   Proceeds from issuance of common shares,
      net of underwriting commissions and
      offering expenses                                             21,780                -
   Dividends paid                                                   (4,555)          (3,294)
   Other                                                                 -              (15)
                                                                  --------          -------

Net cash provided by financing activities                            7,754            5,656
                                                                  --------          -------

Increase in cash and cash equivalents                                  (23)           1,221

Cash and cash equivalents, beginning of period                       3,109              437
                                                                  --------          -------

Cash and cash equivalents, end of period                          $  3,086          $ 1,658
                                                                  ========          =======

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JDN REALTY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1996


1.   THE COMPANY

     JDN Realty Corporation (the "Company") is a real estate company which specializes in the development and asset management of retail shopping centers which are located primarily in the Southeast and are anchored by value-oriented retailers. As of March 31, 1996, the Company owned and operated, either directly or through affiliated entities or joint ventures, a total of 42 shopping center properties and had seven shopping centers under construction. The Company is operating as a real estate investment trust ("REIT") for federal income tax purposes.

     The Company was incorporated in the State of Maryland on December 2, 1993, by the shareholders of JDN Enterprises, Inc. (the "Principals") and merged with JDN Enterprises, Inc. ("Enterprises") on December 29, 1993 in order to continue and expand the real estate businesses of the Principals and Enterprises. On March 29, 1994, the Company completed an initial public offering of 6,785,000 shares of common stock at $22.00 per share (the "1994 Offering"). On July 26, 1995, the Company completed an offering of 2,479,600 shares of common stock at $20.25 per share (the "1995 Offering"), and on February 27, 1996, the Company completed an offering of 1,000,000 shares of common stock at $23.00 per share (the "1996 Offering"). The net cash proceeds from the 1994 Offering along with proceeds from a $75 million, seven year, 6.75% fixed-rate term loan were used primarily to purchase third party or the Principals' interests in certain shopping centers and to repay all outstanding Company debt. Upon completion of the 1994 Offering, the Company owned 33 shopping center properties. The net proceeds from the 1995 Offering and the 1996 Offering were used primarily to repay interim financing incurred in connection with the Company's development, redevelopment, expansion and acquisition activities.

     In December 1994, the Company participated in the organization of JDN Development Company, Inc. ("Development Company") in order to enhance its development flexibility. Development Company is structured such that the Company owns 99% of the economic interest while J. Donald Nichols, the Company's Chairman and Chief Executive Officer, owns the remaining 1% and controls Development Company's operations and activities through his voting common stock ownership. Current tax laws restrict the ability of REITs to engage in certain activities, such as the sale of certain properties and third party fee development; because it is not a REIT, Development Company may engage in real estate development activities such as the sale of all or a portion of a development project. As of March 31, 1996, the Company had invested $15.1 million in Development Company in the form of equity capital and secured notes receivable and $11.4 million in unsecured advances.


2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31,
1996 or any other interim  period.   For further information, refer to the
consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Income Taxes. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986 (the "Code") and has operated as such since March 27, 1994. As a result, the Company will not be subject to federal income taxes to the extent that it distributes annually at least 95% of its taxable income to its shareholders and satisfies certain other requirements defined in the Code. Accordingly, no provision has been made for federal income taxes in the accompanying condensed consolidated financial statements for the periods presented.

     Earnings Per Share. Net income per share for the three months ended March 31, 1996 and 1995 is based on the weighted average number of common shares outstanding during the respective periods.

     Reclassifications. Certain amounts as previously reported have been reclassified to conform to the current period's presentation.


4.   DIVIDENDS

     On March 12, 1996, the Company's Board of Directors declared a cash dividend of $.455 per share, payable April 16, 1996 to shareholders of record on March 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

     JDN Realty Corporation (the "Company") is a real estate company which specializes in the development and asset management of retail shopping centers which are located primarily in the Southeast and are anchored by value-oriented retailers. As of March 31, 1996, the Company owned and operated, either directly or through affiliated entities or joint ventures, a total of 42 shopping center properties and had seven shopping centers under construction. The Company is operating as a real estate investment trust ("REIT") for federal income tax purposes.

     The Company was incorporated in the State of Maryland on December 2, 1993, by the shareholders of JDN Enterprises, Inc. (the "Principals") and merged with JDN Enterprises, Inc. ("Enterprises") on December 29, 1993 in order to continue and expand the real estate businesses of the Principals and Enterprises. On March 29, 1994, the Company completed an initial public offering of 6,785,000 shares of common stock at $22.00 per share (the "1994 Offering"). On July 26, 1995, the Company completed an offering of 2,479,600 shares of common stock at $20.25 per share (the "1995 Offering"), and on February 27, 1996, the Company completed an offering of 1,000,000 shares of common stock at $23.00 per share (the "1996 Offering"). The net cash proceeds from the 1994 Offering along with proceeds from a $75 million, seven year, 6.75% fixed-rate term loan (the "Term Debt") were used primarily to purchase third party or Principals' interests in certain shopping centers and to repay all outstanding Company debt. Upon completion of the 1994 Offering, the Company owned 33 shopping center properties. The net proceeds from the 1995 Offering and the 1996 Offering were used primarily to repay interim financing incurred in connection with the Company's development, redevelopment, expansion and acquisition activities.

     In December 1994, the Company participated in the organization of JDN Development Company, Inc. ("Development Company") in order to enhance its development flexibility. Development Company is structured such that the Company owns 99% of the economic interest while J. Donald Nichols, the Company's Chairman and Chief Executive Officer, owns the remaining 1% and controls Development Company's operations and activities through his voting common stock ownership. Current tax laws restrict the ability of REITs to engage in certain activities, such as the sale of certain properties and third party fee development; because it is not a REIT, Development Company may engage in real estate development activities such as the sale of all or a portion of a development project. As of March 31, 1996, the Company had invested $15.1 million in Development Company in the form of equity capital and secured notes receivable and $11.4 million in unsecured advances.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 1996 to the Three Months Ended March 31, 1995

     Minimum and percentage rents increased $1.2 million or 19% to $7.8 million for the three months ended March 31, 1996 as compared to the same period in 1995. Of this increase, $1.1 million relates to newly developed and redeveloped properties. The remaining increase is the result of the acquisition of a shopping center in Goodlettsville, Tennessee, in December 1995.

     Recoveries from tenants increased $78,000 or 10% to $854,000 between periods. Of this increase, $23,000 relates to newly developed and redeveloped properties and $36,000 relates to the Goodlettsville, Tennessee, acquisition. The remaining increase relates to recoverable expenses at the remaining properties.

     Management fees and other revenue decreased $77,000 or 62% between periods. This decrease is the result of a decrease in the number of properties under third party management and a decrease in development fees earned between periods.

     Operating and maintenance expenses increased $144,000 or 31% between periods. Of this increase, $90,000 relates to newly developed and redeveloped properties and $27,000 relates to the Goodlettsville, Tennessee, acquisition. The remainder relates to increased operating and maintenance expenses at the existing properties.

     Real estate taxes decreased $41,000 or 8% to $464,000 for the three months ended March 31, 1996 from $505,000 between periods. This decrease is the result of reductions in assessed values at the Company's existing properties, partially offset by a $10,000 increase due to newly developed and redeveloped properties and a $13,000 increase due to the Goodlettsville, Tennessee, acquisition.

     General and administrative expenses increased $52,000 or 7% between periods. The increase primarily reflects increased compensation expense and occupancy costs associated with the Company's growth. General and administrative expenses as a percentage of minimum and percentage rents decreased from 10.5% for the three months ended March 31, 1995 to 9.5% for the three months ended March 31, 1996.

     Depreciation and amortization expense increased $301,000 or 19% to $1.9 million between periods. Of this increase, $265,000 relates to newly developed and redeveloped properties and $34,000 relates to the Goodlettsville, Tennessee, acquisition. The remaining increase relates primarily to amortization of tenant improvements and tenant allowances for new tenants.

     Interest expense decreased $647,000 or 30% between periods as a result of reduced debt levels resulting from the use of proceeds from the 1995 Offering and the 1996 Offering (see discussion under "Liquidity and Capital Resources" below).

     Equity in net income of unconsolidated entities represents the Company's share of the net income of Development Company and two joint ventures formed for the purpose of developing shopping center properties. These entities were either not formed or had no significant activity for the period ended March 31, 1995.

Funds From Operations

     "Funds from operations" is defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") to mean net income, computed in accordance with generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. On March 3, 1995, NAREIT adopted the NAREIT White Paper on Funds From Operations (the "NAREIT White Paper") which provided additional guidance on the calculation of funds from operations. As a result, the Company has presented below the revised calculation of funds from operations ("New FFO") and the calculation previously used ("Old FFO"):

(Dollars in thousands except per share data)      Three Months Ended March 31,
                                                  ----------------------------
                                                       1996          1995
                                                    ----------    -----------
Net income                                           $ 3,618(1)     $2,076
Depreciation of real estate assets
Amortization of tenant allowances and tenant           1,747         1,461
   improvements                                           29            25
Amortization of deferred leasing commissions              59            41
Net loss on real estate sales                             15             -
Extraordinary items                                        -             -
Depreciation of investments in unconsolidated
   entities                                               16             -
                                                     -------        ------
New FFO (2)                                            5,484         3,603

Amortization of deferred loan costs                      304           434
Other depreciation and amortization                       22            29
                                                     -------        ------

Old FFO                                              $ 5,810        $4,066
                                                     =======        ======

New FFO per share (2)                                  $0.53         $0.48
                                                     =======        ======

Old FFO per share                                      $0.56         $0.54
                                                     =======        ======

Weighted average shares outstanding
   (in thousands)                                     10,386         7,531
                                                     =======        ======

(1) Included in net income is a net gain of $93 related to sales of parcels of land adjacent to existing properties or properties under development.
(2) Calculated in accordance with guidelines outlined in the NAREIT White Paper.


Occupancy

     The Company's properties were 98.8% leased as of March 31, 1996 and 98.5% leased as of March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are cash generated from operating activities and proceeds from construction loans, a secured line of credit (the "Bank Credit Facility") and equity offerings. The Company's primary uses of funds are development, redevelopment, expansion and acquisition of shopping center properties, distributions to shareholders, scheduled debt amortization, and capital improvements to its existing shopping center properties. The Company generally uses funds provided by operations to fund its distributions to shareholders, capital improvements to existing properties and scheduled amortization of its indebtedness. The Company uses proceeds from its construction loans, the Bank Credit Facility, and equity offerings to fund its development, redevelopment, expansion and acquisition activities.

     During the first quarter of 1996, the Company improved its capital structure by reducing its leverage using proceeds from the 1996 Offering. As a result of the 1996 Offering, the Company's debt to total market capitalization ratio decreased from 36.5% at December 31, 1995 to 32.9% at March 31, 1996.

Management believes that the lower leverage will enable the Company to fund its development activities over the next three quarters without the need to seek additional equity. Management believes that this lower leverage will also afford the Company flexibility in timing future equity offerings when market conditions are most favorable.

          Also, during the first quarter of 1996, the Company closed a $16.0 million construction loan secured by its Greenville, North Carolina, property which bears interest at LIBOR plus 1.50%. This loan reduced the Company's weighted average spread over LIBOR on its construction loans to 1.62% as of March 31, 1996.

            The Company's total indebtedness as of March 31, 1996 consisted of the following:



                                                                                                            Percent
                                                              Principal     Interest       Maturity         of Total
                                                               Balance        Rate           Date         Indebtedness
                                                              ---------     --------       --------       ------------
                                                              (in thousands)
Fixed Rate
- - - ----------
   Term Debt                                                     $72,449      6.75%(1)       29-Mar-01           60.4%
   Mortgage note payable                                           6,647      6.88%          01-Dec-03            5.5%
                                                                --------      ----                              -----
                                                                  79,096      6.76%                              65.9%
Floating Rate
- - - -------------
   Bank Credit Facility                                                0      7.51%(2)       30-Jun-98            0.0%
   Construction loan - Woodstock, Georgia                          2,676      7.06%(3)       02-Aug-97            2.2%
   Construction loan - Opelika, Alabama                            1,552      7.13%(3)       05-Dec-97            1.3%
   Construction loan - Greenville, North Carolina                  2,829      6.94%(4)       23-Jan-99            2.4%
   Construction loan - Cartersville, Georgia                      17,563      7.03%(4)       28-Feb-98           14.6%
   Construction loan - Newnan, Georgia                            16,255      7.08%(4)       21-Aug-98           13.6%
                                                                --------      ----                              -----
                                                                  40,875      7.05%                              34.1%
                                                                --------      ----                              -----
                                                                $119,971      6.89%                             100.0%
                                                                ========      ====                              =====

(1) 8.61% when the amortization of deferred loan costs is included
(2) 30-day Eurodollar plus 2.00%
(3) LIBOR plus 1.75%
(4) LIBOR plus 1.50%

   Weighted average interest rates at March 31, 1996:
      Fixed rate                             6.76%(5)
      Floating rate                          7.05%
      Total                                  6.89%(6)


   Weighted average months to maturity:        50



(5) 8.47% when the amortization of deferred loan costs is included
(6) 7.99% when the amortization of deferred loan costs is included

          As of March 31, 1996, the Company had $31.1 million available under the Bank Credit Facility and $17.4 million available under its construction loans.

          As of March 31, 1996, the Company had development activities underway totaling approximately 1.2 million square feet of gross leasable area which the Company expects to own. This development activity includes projects undertaken by the Company directly, through Development Company, or through joint ventures in which either the Company or Development Company participates directly or indirectly (the "Joint Ventures"). Management expects completion of these projects to have a positive effect on cash generated by operating activities. Additional funding required for these projects is estimated to be $38.3 million. As of March 31, 1996, the Company, Development Company and the Joint Ventures had construction loans in place which are expected to fund $19.5 million of these costs. Management expects to fund the remaining costs of these projects and costs of any future projects undertaken by the Company or Development Company with construction loans from financial institutions and advances on its Bank Credit Facility. If the Company is unable to fund future projects with construction lending arrangements or advances on its Bank Credit Facility, it will seek other sources of funding which may include, for example, joint ventures, public or private placements of equity, or public or private placements of debt. However, there can be no assurance that these sources will be available.

          In order for the Company to continue to qualify as a REIT, it must annually distribute at least 95% of its taxable income to shareholders. Management believes that the Company will meet this requirement in 1996 with cash generated by operating activities. In addition, management believes that cash generated by operating activities will be adequate to fund improvements to the Company's shopping center properties, leasing costs and scheduled debt amortization in 1996.

          In order to meet the Company's long term liquidity requirements, management anticipates that the Company's cash from operating activities will continue to increase as a result of new developments, redevelopments, expansions, acquisitions and improved operations at existing centers. These activities should enable the Company to make its dividend payments to shareholders, maintain and improve its properties, make scheduled debt payments, and obtain debt or equity financing for its development, redevelopment and acquisition projects. All of the Company's debt requires balloon payments in the future. The Bank Credit Facility matures in 1998; the Term Debt matures in 2001; construction loans totaling $40.9 million mature in 1997, 1998 and 1999; and a note payable of $6.6 million matures in 2003. Management intends to refinance or pay off these loans with proceeds from other sources of capital at or prior to their respective maturities. Management will evaluate various alternatives and select the best options based on market conditions at the time. As noted above, management expects to seek additional equity financing when market conditions are favorable in order to maintain its debt to total market capitalization ratio within acceptable limits. However, there can be no assurance that debt and equity markets will be favorable in the future, and unfavorable markets could limit the Company's ability to grow its business or repay or refinance maturing debt.

INFLATION

          The Company's leases generally contain provisions designed to mitigate the adverse impact of inflation on net income. These provisions include clauses enabling the Company to pass through to tenants certain operating costs, including real estate taxes, common area maintenance, utilities and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. Certain of the Company's leases contain clauses enabling the Company to receive percentage rents based on tenants' gross sales, which generally increase as prices rise, and, in certain cases, escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the Company's non-anchor leases are for terms of less than ten years, which permits the Company to seek increased rents upon re-leasing at higher market rates.

                                    PART II
                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         Not applicable.

ITEM 2.  CHANGES IN SECURITIES
         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

ITEM 5.  OTHER INFORMATION
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              None

         (b)  Reports on Form 8-K

              During the three months ended March 31, 1996, the Company filed the following reports on Form 8-K:

              (i) Form 8-K dated January 30, 1996 relating to operational information concerning the Company and the properties owned or managed by it as of December 31, 1995 in the form of a Supplemental Information Package.

              (ii) Form 8-K dated February 21, 1996 relating to the Company's execution of an Underwriting Agreement dated February 21, 1996 with Alex. Brown & Sons Incorporated (the "Under-writer") in connection with the sale by the Company to the Underwriter of 1,000,000 shares of the Company's common stock at a price of $23.00 per share, which closed February 27, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



       May 9, 1996                             /s/ J. Donald Nichols
- - - -----------------------------                  -----------------------------
         (Date)                                J. Donald Nichols
                                               Chief Executive Officer




       May 9, 1996                             /s/ William J. Kerley
- - - -----------------------------                  -----------------------------
         (Date)                                William J. Kerley
                                               Chief Financial Officer