Form 10-Q
period 1996-06-30
JDN REALTY CORP
filed 1996-08-14
CIK 916836

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________.

Commission file number       1-12844
                      --------------

                             JDN REALTY CORPORATION
                             ----------------------
             (Exact name of registrant as specified in its charter)

    Maryland                                          58-1468053
- ------------------------------           ------------------------------------
(State of Jurisdiction of                (I.R.S. Employer Identification No.)
incorporation or organization)

            3340 Peachtree Road, NE, Suite 1530, Atlanta, GA  30326
            -------------------------------------------------------
              (Address of principal executive offices - zip code)

                                 (404) 262-3252
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not applicable
                                 --------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No________
   ---------

  As of August 1, 1996, 11,012,054 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL  STATEMENTS

                                                                             Page No.
                                                                             --------
Condensed Consolidated Balance Sheets - June 30, 1996 and December 31, 1995       2

Condensed Consolidated Statements of Income - Three Months Ended June 30,
1996 and 1995                                                                     3

Condensed Consolidated Statements of Income - Six Months Ended June 30,
1996 and 1995                                                                     4

Condensed Consolidated Statements of Cash Flows - Six Months Ended
June 30, 1996 and 1995                                                            5

Notes to Condensed Consolidated Financial Statements                              6

                            JDN REALTY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  June 30,         December 31,
                                                                    1996               1995
                                                               --------------     --------------
                                                                (Unaudited)
                                                                            (In thousands)
ASSETS
  Shopping center properties, at cost:
    Land                                                            $ 42,441           $ 40,576
    Buildings and improvements                                       233,912            223,649
    Property under development                                        13,394             12,593
                                                               --------------     --------------
                                                                     289,747            276,818
    Less: accumulated depreciation and amortization                  (24,012)           (20,312)
                                                               --------------     --------------
      Shopping center properties, net                                265,735            256,506
  Cash and cash equivalents                                            4,970              3,109
  Restricted cash - escrow                                             2,324              3,060
  Rents receivable                                                     1,606              2,628
  Investments in and advances to unconsolidated entities              50,339             22,564
  Deferred costs, net of amortization                                  6,749              7,459
  Other assets                                                           741                542
                                                               --------------     --------------
                                                                    $332,464           $295,868
                                                               ==============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities
    Mortgage notes payable                                          $144,858           $128,839
    Accounts payable and accrued expenses                              7,193              5,720
    Other liabilities                                                  1,232              1,323
                                                               --------------     --------------

      Total Liabilities                                              153,283            135,882

  Shareholders' Equity
    Preferred stock, par value $.01 per share-
      authorized 20,000,000 shares, none outstanding                      -                  -
    Common stock, par value $.01 per share-
      authorized 150,000,000 shares, issued and
      outstanding 11,012,054 and 10,012,054 shares
      in 1996 and 1995, respectively                                     110                100
    Paid-in capital                                                  186,160            166,975
    Accumulated deficit                                               (7,089)            (7,089)
                                                               --------------     --------------
      Total Shareholders' Equity                                     179,181            159,986
                                                               --------------     --------------

                                                                    $332,464           $295,868
                                                               ==============     ==============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                       2

                            JDN REALTY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                               Three Months Ended June 30,
                                                             1996                      1995
                                                        ----------------          ---------------

                                                        (In thousands, except per share amounts)
Revenues:
  Minimum and percentage rents                          $          7,959          $         6,620
  Recoveries from tenants                                            876                      828
  Other revenue                                                       75                      143
                                                        ----------------          ---------------

    Total revenues                                                 8,910                    7,591

Operating expenses:
  Operating and maintenance                                          599                      629
  Real estate taxes                                                  502                      505
  General and administrative                                         861                      714
  Depreciation and amortization                                    1,893                    1,625
                                                        ----------------          ---------------

    Total operating expenses                                       3,855                    3,473
                                                        ----------------          ---------------

  Income from operations                                           5,055                    4,118

Other income (expense):
  Interest expense, net                                           (1,285)                  (2,175)
  Other income (expense), net                                        (52)                      14
  Equity in net income of unconsolidated entities                    437                        -
                                                        ----------------          ---------------

Income before net loss on real estate sales                        4,155                    1,957
Net loss on real estate sales                                          -                      (55)
                                                        ----------------          ---------------

    Net income                                          $          4,155          $         1,902
                                                        ================          ===============

Net income per share                                    $           0.38          $          0.25
                                                        ================          ===============

Weighted average shares outstanding                               11,012                    7,733
                                                        ================          ===============


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                        Six Months Ended June 30,
                                                        1996               1995
                                                     ----------         ----------
                                              (In thousands, except per share amounts)
Revenues:
  Minimum and percentage rents                       $   15,746         $   13,175
  Recoveries from tenants                                 1,730              1,603
  Other revenue                                             122                265
                                                      ----------         ----------
    Total revenues                                       17,598             15,043

Operating expenses:
  Operating and maintenance                               1,206              1,093
  Real estate taxes                                         966              1,010
  General and administrative                              1,598              1,398
  Depreciation and amortization                           3,750              3,181
                                                     ----------         ----------
    Total operating expenses                              7,520              6,682
                                                     ----------         ----------
  Income from operations                                 10,078              8,361

Other income (expense):
  Interest expense, net                                  (2,784)            (4,321)
  Other expense, net                                        (63)                (7)
  Equity in net income of unconsolidated entities           557                  -
                                                     ----------         ----------
Income before net loss on real estate sales               7,788              4,033
Net loss on real estate sales                               (15)               (55)
                                                     ----------         ----------
    Net income                                       $    7,773         $    3,978
                                                     ==========         ==========
Net income per share                                 $     0.73         $     0.52
                                                     ==========         ==========
Weighted average shares outstanding                      10,699              7,633
                                                     ==========         ==========


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     Six Months Ended June 30,
                                                                    1996                  1995
                                                               --------------        --------------
                                                                          (In thousands)
Net cash provided by operating activities                      $       13,994        $        8,275

Cash flows from investing activities:
     Development of shopping center properties                        (12,516)              (13,713)
     Improvements to shopping center properties                          (413)                 (559)
     Investments in and advances to unconsolidated entities           (25,575)              (11,744)
     Other                                                             (2,437)                  205
                                                               --------------        --------------

Net cash used in investing activities                                 (40,941)              (25,811)

Cash flows from financing activities:
     Proceeds from mortgages and notes payable                         38,361                20,834
     Principal payments on mortgages and notes payable                (22,342)              (37,098)
     Proceeds from issuance of common shares, net of
          underwriting commissions and offering expenses               21,663                43,827
     Dividends paid                                                    (9,566)               (6,588)
     Other                                                                692                 2,922
                                                               --------------        --------------

Net cash provided by financing activities                              28,808                23,897
                                                               --------------        --------------

Increase in cash and cash equivalents                                   1,861                 6,361

Cash and cash equivalents, beginning of period                          3,109                   437
                                                               --------------        --------------

Cash and cash equivalents, end of period                       $        4,970        $        6,798
                                                               ==============        ==============

     SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JDN REALTY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1996


1.   THE COMPANY

     JDN Realty Corporation (the "Company") is a real estate company which specializes in the development and asset management of retail shopping centers which are located primarily in the Southeast and are anchored by value-oriented retailers. As of June 30, 1996, the Company owned and operated, either directly or through affiliated entities or joint ventures, a total of 43 shopping center properties and had eight shopping centers under construction. The Company is operating as a real estate investment trust ("REIT") for federal income tax purposes.

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

     In December 1994, the Company participated in the organization of JDN Development Company, Inc. ("Development Company") in order to enhance its development flexibility. Development Company is structured such that the Company owns 99% of the economic interest while J. Donald Nichols, the Company's Chairman and Chief Executive Officer, owns the remaining 1% and controls Development Company's operations and activities through his voting common stock ownership. Current tax laws restrict the ability of REITs to engage in certain activities, such as the sale of certain properties and third party fee development; because it is not a REIT, Development Company may engage in real estate development activities such as the sale of all or a portion of a development project. As of June 30, 1996, the Company had invested $4.6 million in Development Company in the form of equity capital, $29.0 million in the form of secured notes receivable and $10.2 million in the form of unsecured advances.


2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


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

     Earnings Per Share. Net income per share for the three and six months ended June 30, 1996 and 1995 is based on the weighted average number of common shares outstanding during the respective periods.

     Reclassifications. Certain amounts as previously reported have been reclassified to conform to the current period's presentation.


4.   DISTRIBUTION

     On June 11, 1996, the Company's Board of Directors declared a cash distribution of $.475 per share payable July 16, 1996 to shareholders of record on June 30, 1996.


5.   BANK CREDIT FACILITY AMENDMENT

     On June 21, 1996, the Company executed an amendment to the Company's $40 million line of credit with a bank group (the "Bank Credit Facility") which reduced the interest rate on the Bank Credit Facility by 50 basis points to 150 basis points over the rate for 30-day Eurodollar deposits.


6.   SUBSEQUENT EVENT

     On July 10, 1996, the Company and Morgan Guaranty Trust Company of New York ("Morgan") entered into a swap transaction as a hedge against increasing interest rates on its floating rate debt. Under the terms of the agreement, the Company will pay a fixed rate of 6.44% and will receive a variable rate equal to the rate for the one-month LIBOR rate based on the following notional amounts:



    NOTIONAL AMOUNT                     PERIOD
    ---------------                     ------

      $50 million        September 3, 1996 to September 30, 1996
      $70 million        October 1, 1996 to December 31, 1996
      $80 million        January 1, 1997 to January 2, 1998

     The Company expects to account for this transaction as a hedge and to accordingly adjust interest expense for any net amounts received from or paid to Morgan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

     JDN Realty Corporation (the "Company") is a real estate company which specializes in the development and asset management of retail shopping centers which are located primarily in the Southeast and are anchored by value-oriented retailers. As of June 30, 1996, the Company owned and operated, either directly or through affiliated entities or joint ventures, a total of 43 shopping center properties and had eight shopping centers under construction. The Company is operating as a real estate investment trust ("REIT") for federal income tax purposes.

     The Company was incorporated in the State of Maryland on December 2, 1993, by the shareholders of JDN Enterprises, Inc. (the "Principals") and merged with JDN Enterprises, Inc. ("Enterprises") on December 29, 1993 in order to continue and expand the real estate businesses of the Principals and Enterprises. On March 29, 1994, the Company completed an initial public offering of 6,785,000 shares of common stock at $22.00 per share (the "1994 Offering"). On July 26, 1995, the Company completed an offering of 2,479,600 shares of common stock at $20.25 per share (the "1995 Offering"), and on February 27, 1996, the Company completed an offering of 1,000,000 shares of common stock at $23.00 per share (the "1996 Offering"). The net cash proceeds from the 1994 Offering along with proceeds from a $75 million, seven year, 6.75% fixed-rate term loan (the "Term Debt") were used primarily to purchase third party or the Principals' interests in certain shopping centers and to repay all outstanding Company debt. Upon completion of the 1994 Offering, the Company owned 33 shopping center properties. The net proceeds from the 1995 Offering and the 1996 Offering were used primarily to repay interim financing incurred in connection with the Company's development, redevelopment, expansion and acquisition activities.

     In December 1994, the Company participated in the organization of JDN Development Company, Inc. ("Development Company") in order to enhance its development flexibility. Development Company is structured such that the Company owns 99% of the economic interest while J. Donald Nichols, the Company's Chairman and Chief Executive Officer, owns the remaining 1% and controls Development Company's operations and activities through his voting common stock ownership. Current tax laws restrict the ability of REITs to engage in certain activities, such as the sale of certain properties and third party fee development; because it is not a REIT, Development Company may engage in real estate development activities such as the sale of all or a portion of a development project. As of June 30, 1996, the Company had invested $4.6 million in Development Company in the form of equity capital, $29.0 million in the form of secured notes receivable and $10.2 million in the form of unsecured advances.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 1996 to the Three Months Ended June 30, 1995

     Minimum and percentage rents increased $1.3 million or 20% to $8.0 million for the three months ended June 30, 1996 as compared to the same period in 1995. Of this increase, $1.1 million relates to newly developed and redeveloped properties and $167,000 relates to the Goodlettsville, Tennessee acquisition. The remaining increase is the result of the increased occupancy and increased rentals at the remaining properties.

     Recoveries from tenants increased $48,000 or 6% to $876,000 between periods. Of this increase, $17,000 relates to newly developed and redeveloped properties and $23,000 relates to the Goodlettsville, Tennessee, acquisition. The remaining increase relates to higher recovery rates at the remaining properties.

     Other revenue decreased $68,000 or 48% between periods. This decrease is the result of a reduction in revenues associated with managing and leasing fewer third party properties.

     Operating and maintenance expenses decreased $30,000 or 5% between periods. The decrease is net of $12,000 in additional expenses associated with newly developed and redeveloped properties and is primarily the result of lower repair and maintenance costs at the existing properties.

     Real estate taxes decreased $3,000 or 1% to $502,000 for the three months ended June 30, 1996 from $505,000 for the same period in 1995. This decrease results from a decrease in property taxes at the existing properties, due primarily to the separate tax platting of an anchor tenant tract, offset by an increase in property taxes associated with newly developed and redeveloped properties.

     General and administrative expenses increased $147,000 or 21% between periods. This increase primarily reflects higher salary expense associated with managing and leasing the Company's growing real estate holdings and higher costs of producing the annual report to shareholders and conducting the annual meeting of shareholders.

     Depreciation and amortization expense increased $268,000 or 16% to $1.9 million between periods. Of this increase, $231,000 relates to newly developed and redeveloped properties and $35,000 relates to the Goodlettsville, Tennessee, acquisition. The remaining increase relates primarily to amortization of tenant improvements, tenant allowances and leasing commissions for new tenants.

     Interest expense decreased $890,000 or 41% between periods due primarily to the repayment of interim financing with the proceeds from the 1996 and 1995 Offerings.

     Equity in net income of unconsolidated entities represents the Company's share of the net income of Development Company and two joint ventures formed for the purpose of developing shopping center properties. These entities were either not formed or had no significant activity for the three-month period ended June 30, 1995.

     There was no gain or loss on real estate sales for the three months ended June 30, 1996 compared to a net loss of $55,000 for the same period in 1995.
The 1995 loss represents costs incurred in connection with shopping centers sold in previous periods.

Comparison of the Six Months Ended June 30, 1996 to the Six Months Ended June 30, 1995

     Minimum and percentage rents increased $2.6 million or 20% to $15.7 million for the six months ended June 30, 1996 as compared to the same period in 1995. Of this increase, $2.2 million relates to newly developed and redeveloped properties and $328,000 relates to the Goodlettsville, Tennessee, acquisition. The remaining increase is the result of increased rentals and increased occupancy at the remaining properties.

     Recoveries from tenants increased $127,000 or 8% between periods. Of this increase, $39,000 relates to the newly developed and redeveloped properties and $59,000 relates to the Goodlettsville, Tennessee, acquisition. The remaining increase relates primarily to increased recoverable expenses at the remaining properties.

     Other revenue decreased $143,000 or 54% between periods. This decrease is the result of a reduction in revenues associated with managing and leasing fewer third party properties and a decrease in development fees earned by the Company.

     Operating and maintenance expenses increased $113,000 or 10% between periods. Of this increase, $77,000 relates to the operations of the newly developed and redeveloped properties. The remaining increase relates to the Goodlettsville, Tennessee, acquisition.

     Real estate taxes decreased $44,000 or 4% for the six months ended June 30, 1996 as compared to June 30, 1995. This decrease results from a decrease in property tax rates on the existing properties, due primarily to the separate tax platting of an anchor tenant tract, offset by an increase in property taxes associated with newly developed and redeveloped properties and the Goodlettsville, Tennessee, acquisition.

     General and administrative expenses increased $200,000 or 14% between periods. The increase primarily reflects higher salary expense associated with managing and leasing the Company's growing real estate holdings and higher costs of producing the annual report to shareholders and conducting the annual meeting of shareholders.

     Depreciation and amortization expense increased $569,000 or 18% between periods. Of this increase, $496,000 relates to the newly developed and redeveloped properties and $69,000 relates to the Goodlettsville, Tennessee, acquisition. The remaining increase relates primarily to amortization of tenant improvements, tenant allowances and leasing commissions for new tenants.

     Interest expense decreased $1.5 million or 36% to $2.8 million between periods. This decrease is primarily attributable to the repayment of interim financing with the proceeds from the 1996 and 1995 Offerings.

     Equity in net income of unconsolidated entities represents the Company's share of the net income of Development Company and two joint ventures formed for the purpose of developing shopping center properties. These entities were either not formed or had no significant activity for the six month period ended June 30, 1995.

     Net loss on real estate sales was $15,000 for the six months ended June 30, 1996 compared to a net loss of $55,000 for the same period in 1995. The 1996 loss resulted from additional expenses associated with the fourth quarter 1995 sale of a shopping center located in Hickory, North Carolina. The 1995 loss represents additional costs incurred in conjunction with shopping centers sold in previous periods.

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

(Dollars in thousands except per share data)                      Three Months Ended June 30,
                                                                     1996        1995
                                                                  ----------- ----------
Net income                                                           $4,155      $1,902
Depreciation of real estate assets                                    1,774       1,522
Amortization of tenant allowances and tenant improvements                30          26
Amortization of deferred leasing commissions                             61          47
Net loss on real estate sales                                             0          55
Extraordinary items                                                       0           0
Depreciation of real estate assets held in unconsolidated entities       16           0
                                                                  ----------- ----------
New FFO (1)                                                           6,036       3,552

Amortization of deferred loan costs                                     306         408
Other depreciation and amortization                                      28          30
                                                                  ----------- ----------
Old FFO                                                              $6,370      $3,990
                                                                  =========== ==========
New FFO per share (1)                                                 $0.55       $0.46
                                                                  =========== ==========
Old FFO per share                                                     $0.58       $0.52
                                                                  =========== ==========
Weighted average shares outstanding (in thousands)                   11,012       7,733
                                                                  =========== ==========



(Dollars in thousands except per share data)                      Six Months Ended June 30,
                                                                     1996        1995
                                                                  ----------- ----------
Net income                                                           $7,773      $3,978
Depreciation of real estate assets                                    3,521       2,983
Amortization of tenant allowances and tenant improvements                59          51
Amortization of deferred leasing commissions                            120          87
Net loss on real estate sales                                            15          55
Extraordinary items                                                       0           0
Depreciation of real estate assets held in unconsolidated
  entities                                                               32           0
                                                                  ----------- ----------
New FFO (1)                                                          11,520       7,154

Amortization of deferred loan costs                                     610         842
Other depreciation and amortization                                      50          60
                                                                  ----------- ----------
Old FFO                                                             $12,180      $8,056
                                                                   ==========  =========
New FFO per share (1)                                                 $1.08       $0.94
                                                                   ==========  =========
Old FFO per share                                                     $1.14       $1.06
                                                                   ==========  =========
Weighted average shares outstanding (in thousands)                   10,699       7,633
                                                                   ==========  =========

(1)  Calculated in accordance with guidelines outlined in the NAREIT White
     Paper.

Occupancy

     The Company's properties were 99.0% leased as of June 30, 1996 and 98.7% leased as of June 30, 1995.


FORWARD-LOOKING STATEMENTS

     Management has included below certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. When used, the words "anticipate," "estimate," "should," "expect," "believe," "intend" and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Among the factors that could cause actual results to differ materially from those projected are the following: business conditions and the general economy as they affect interest rates; business conditions as they affect value-oriented retailers in the Southeast; the federal, state and local regulatory environment; availability of debt and equity capital with favorable terms and conditions; availability of new development and acquisition opportunities; changes in the financial condition or corporate strategy of the Company's primary retail tenants and in particular Wal-Mart Stores, Inc. and Lowe's Companies, Inc.; ability to complete and lease existing development projects on schedule and within budget; and inability of the Company to maintain its qualification as a REIT.


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

            The Company's total indebtedness as of June 30, 1996 consisted of the following:

                                                                               Effective                          Percent
                                                            Principal          Interest           Maturity        of Total
                                                             Balance             Rate               Date        Indebtedness
                                                           ----------        ----------         -----------     ------------
                                                         (in thousands)
Fixed Rate
- ----------
   Term Debt                                                  $72,232              8.62%(1)        29-Mar-01          49.9%
   Mortgage note payable                                        6,616              6.88%           01-Dec-03           4.6%
                                                           ----------        ----------                         ----------
                                                               78,848              8.47%(5)                           54.5%

Floating Rate

   Bank Credit Facility                                        19,400              8.11%(2)        30-Jun-98          13.4%
   Construction loan - Woodstock, Georgia                       2,676              7.25%(3)        02-Aug-97           1.8%
   Construction loan - Opelika, Alabama                         1,552              7.22%(3)        05-Dec-97           1.1%
   Construction loan - Greenville, North Carolina               7,041              7.00%(4)        23-Jan-99           4.8%
   Construction loan - Cartersville, Georgia                   17,563              7.50%(4)        28-Feb-98          12.1%
   Construction loan - Newnan, Georgia                         17,778              6.96%(4)        21-Aug-98          12.3%
                                                           ----------        ----------                         ----------

                                                               66,010              7.11%                              45.5%
                                                           ----------        ----------                         ----------

                                                             $144,858              7.96%(6)                          100.0%
                                                           ==========        ==========                         ==========

   Weighted average interest rates at June 30, 1996:
     Fixed rate                                              8.47%(5)
     Floating rate                                           7.11%
     Total                                                   7.96%(6)


   Weighted average months to maturity:                        43


 (1) 6.75% when the amortization of deferred loan costs is excluded
 (2) 7.31% (30-day Eurodollar plus 1.50%) when the amortization of deferred loan costs is excluded.
 (3) LIBOR plus 1.75%
 (4) LIBOR plus 1.50%
 (5) 6.76% when the amortization of deferred loan costs is excluded
 (6) 6.92% when the amortization of deferred loan costs is excluded


          As of June 30, 1996, the Company had $11.7 million available under the Bank Credit Facility and $12.1 million available under its construction loans.

          During the second quarter of 1996, the Company negotiated a 50 basis point reduction in the interest rate under its Bank Credit Facility. The new interest rate is 150 basis points over the rate for 30-day Eurodollar deposits, and the Company may borrow under the Facility through June 30, 1998.

     On July 10, 1996, the Company and Morgan Guaranty Trust Company of New York ("Morgan") entered into a swap transaction as a hedge against increasing interest rates on its floating rate debt. Under the terms of the agreement, the Company will pay a fixed interest rate of 6.44% and will receive a variable interest rate equal to the rate for the one-month LIBOR based on the following notional amounts:


NOTIONAL AMOUNT                          PERIOD
- ---------------                          ------
      $50 million        September 3, 1996 to September 30, 1996
      $70 million        October 1, 1996 to December 31, 1996
      $80 million        January 1, 1997 to January 2, 1998

     The swap transaction effectively converts the base rate on a portion of the Company's construction loans and Bank Credit Facility from a floating LIBOR rate to a fixed rate of 6.44%. The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may increase or decrease its swap position based on market fluctuations. Accordingly, the cost of obtaining such protection in relation to the Company's access to capital markets will continue to be evaluated.

          As of June 30, 1996, the Company had development activities underway totaling approximately 1.5 million square feet of gross leasable area which the Company expects to own. This development activity includes projects undertaken by the Company directly, through Development Company, or through joint ventures in which either the Company or Development Company participates directly or indirectly (the "Joint Ventures"). Management expects completion of these projects to have a positive effect on cash generated by operating activities. Additional funding required for these projects is estimated to be $38.4 million. As of June 30, 1996, the Company, Development Company and the Joint Ventures had construction loans in place which are expected to fund $22.6 million of these costs. Management expects to fund the remaining costs of these projects and costs of any future projects undertaken by the Company or Development Company with construction loans from financial institutions and advances on its Bank Credit Facility. If the Company is unable to fund future projects with construction lending arrangements or advances on its Bank Credit Facility, it expects to seek other sources of funding which may include, for example, joint ventures, public or private placements of equity, or public or private placements of debt. However, there can be no assurance that these sources will be available.

          In order for the Company to continue to qualify as a REIT, it must annually distribute to shareholders at least 95% of its taxable income. Management believes that the Company will meet this requirement in 1996 with cash generated by operating activities. In addition, management believes that cash generated by operating activities will be adequate to fund improvements to the Company's shopping center properties, leasing costs and scheduled debt amortization in 1996.

          In order to meet the Company's long term liquidity requirements, management anticipates that the Company's cash from operating activities will continue to increase as a result of new developments, redevelopments, expansions, acquisitions and improved operations at existing centers. These activities should enable the Company to make its dividend payments to shareholders, maintain and improve its properties, make scheduled debt payments, and obtain debt or equity financing for its development, redevelopment and acquisition projects. All of the Company's debt requires balloon payments in the future. The Bank Credit Facility matures in 1998; the Term Debt matures in 2001; construction loans totaling $46.6 million mature in 1997, 1998 and 1999; and a note payable of $6.6 million matures in 2003. Management intends to refinance or repay these loans with proceeds from other sources of capital at or prior to their respective maturities. Management will evaluate various alternatives and select the best options based on market conditions at the time. Management expects to seek additional equity financing when market conditions are favorable in order to maintain its debt to total market capitalization ratio within acceptable limits. However, there can be no assurance that debt and equity markets will be favorable in the future, and unfavorable markets could limit the Company's ability to grow its business or repay or refinance maturing debt.


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


ITEM 1.  LEGAL PROCEEDINGS
         Not applicable.

ITEM 2.  CHANGES IN SECURITIES
         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 15, 1996, the Company held its Annual Meeting of Shareholders. The following were the results of the meeting:

         (1) The shareholders elected Elizabeth L. Nichols and Haywood D. Cochrane, Jr. as Class II directors until the annual meeting of shareholders in 1999 or until their successors are elected and shall have qualified.


                 The votes were as follows:
                                                     Elizabeth L. Nichols        Haywood D Cochrane, Jr.
                                                    --------------------------    -----------------------
                 Votes Cast For                                   7,997,045                  7,997,045
                 Votes Case Against                                     500                        500
                 Vote Withheld/Broker Non-Votes                      27,524                     27,524

         (2) The shareholders approved amendments to the JDN Realty
             Corporation 1993 Incentive Stock Plan to (i) fix the number of shares to be reserved for issuance under the Incentive Stock Plan at 1,320,813; and (ii) enlarge the category of persons eligible to receive non-qualified stock options under the Incentive Stock Plan. The vote was as follows:

             Votes Cast For                                       6,489,397
             Votes Cast Against                                   1,485,181
             Abstentions/Broker Non-Votes                            50,491

         (3) The shareholders approved the adoption of the JDN Realty Corporation 1995 Employee Stock Purchase Plan.

             Votes Cast For                                      7,889,318
             Votes Cast Against                                     89,505
             Abstensions/Broker Non-Votes                           46,245

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         (CONTINUED)

         (4) The shareholders ratified the appointment of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 1996.

             Votes Cast For                  7,987,556
             Votes Cast Against                 18,508
             Abstentions/Broker Non-Votes       19,003

ITEM 5.  OTHER INFORMATION
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         10.1 First Amendment to Amended and Restated Revolving Credit Agreement by and between Bankers Trust Company, as Agent, and the Company, dated June 21, 1996

         10.2 Employment Agreement by and between William J. Kerley and the Company, dated May 1, 1996

         27    Financial Data Schedule

         (b)   Reports on Form 8-K

               None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



August 13, 1996                        /s/ J. Donald Nichols
- ------------------------              ------------------------------------
       (Date)                              J. Donald Nichols
                                           Chief Executive Officer



August 13, 1996                        /s/ William J. Kerley
- ------------------------              -------------------------------------
       (Date)                              William J. Kerley
                                           Chief Financial Officer