Form 10-Q
period 1996-09-30
JDN REALTY CORP
filed 1996-11-01
CIK 916836

                                    PART I
                             FINANCIAL INFORMATION


ITEM 1.   FINANCIAL  STATEMENTS

                                                                                   Page No.
                                                                                   --------
Condensed Consolidated Balance Sheets - September 30, 1996 and December 31, 1995      2

Condensed Consolidated Statements of Income - Three Months Ended September 30,
1996 and 1995                                                                         3

Condensed Consolidated Statements of Income - Nine Months Ended September 30,
1996 and 1995                                                                         4

Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30,
1996 and 1995                                                                         5

Notes to Condensed Consolidated Financial Statements                                  6

                            JDN REALTY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        September 30,     December 31,
                                                             1996             1995
                                                        -------------     ------------
                                                        (Unaudited)
                                                              (In thousands)
ASSETS
 Shopping center properties, at cost:
  Land                                                   $  44,168        $    40,576
  Buildings and improvements                               241,870            223,649
  Property under development                                14,731             12,593
                                                        -------------     ------------
                                                           300,769            276,818
  Less: accumulated depreciation and amortization          (25,933)           (20,312)
                                                        -------------     ------------
   Shopping center properties, net                         274,836            256,506
 Cash and cash equivalents                                   8,158              3,109
 Restricted cash - escrow                                    2,631              3,060
 Rents receivable                                            2,087              2,628
 Investments in and advances to unconsolidated entities     52,725             22,564
 Deferred costs, net of amortization                         6,434              7,459
 Other assets                                                  706                542
                                                        -------------     ------------
                                                         $ 347,577        $   295,868
                                                        =============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities
  Mortgage notes payable                                  $160,285        $   128,839
  Accounts payable and accrued expenses                      7,672              5,720
  Other liabilities                                          1,359              1,323
                                                        -------------     ------------
   Total Liabilities                                       169,316            135,882

 Shareholders' Equity
  Preferred stock, par value $.01 per share-
   authorized 20,000,000 shares, none outstanding                -                  -
  Common stock, par value $.01 per share-
   authorized 150,000,000 shares, issued and
   outstanding 11,012,054 and 10,012,054 shares
   in 1996 and 1995, respectively                              110                100
  Paid-in capital                                          185,240            166,975
  Accumulated deficit                                       (7,089)            (7,089)
                                                        -------------     ------------
   Total Shareholders' Equity                              178,261            159,986
                                                        -------------     ------------
                                                         $ 347,577        $   295,868
                                                        =============     ============

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                         Three Months Ended September 30,
                                                           1996                  1995
                                                     ------------------   ------------------
                                                                 (In thousands)
Revenues:
  Minimum and percentage rents                        $         8,266      $         6,740
  Recoveries from tenants                                         848                  859
  Other revenue                                                    45                  240
                                                     ------------------   ------------------
    Total revenues                                              9,159                7,839

Operating expenses:
  Operating and maintenance                                       665                  600
  Real estate taxes                                               401                  496
  General and administrative                                      837                  635
  Depreciation and amortization                                 1,955                1,634
                                                     ------------------   ------------------
    Total operating expenses                                    3,858                3,365
                                                     ------------------   ------------------
  Income from operations                                        5,301                4,474

Other income (expense):
  Interest expense, net                                        (1,349)              (1,131)
  Other expense, net                                              (54)                 (55)
  Equity in net income of unconsolidated entities                 413                    -
                                                     ------------------   ------------------
Income before extraordinary items                               4,311                3,288
Extraordinary items                                                 -                 (531)
                                                     ------------------   ------------------
  Net income                                          $         4,311      $         2,757
                                                     ==================   ==================
Net income per share                                  $          0.39      $          0.28
                                                     ==================   ==================
Weighted average shares outstanding                            11,012                9,962
                                                     ==================   ==================

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                       Nine Months Ended September 30,
                                                            1996             1995
                                                       --------------   -------------
                                                              (In thousands)
Revenues:
  Minimum and percentage rents                           $     24,012   $    19,915
  Recoveries from tenants                                       2,578         2,462
  Other revenue                                                   167           505
                                                         ------------   -----------
    Total revenues                                             26,757        22,882

Operating expenses:
  Operating and maintenance                                     1,872         1,692
  Real estate taxes                                             1,366         1,506
  General and administrative                                    2,435         2,035
  Depreciation and amortization                                 5,705         4,815
                                                         ------------   -----------
    Total operating expenses                                   11,378        10,048
                                                         ------------   -----------
  Income from operations                                       15,379        12,834

Other income (expense):
  Interest expense, net                                        (4,133)       (5,452)
  Other expense, net                                             (118)          (61)
  Equity in net income of unconsolidated entities                 971             -
                                                         ------------   -----------
Income before net loss on real estate sales and
 extraordinary items                                           12,099         7,321
Net loss on real estate sales                                     (15)          (55)
                                                         ------------   -----------
Income before extraordinary items                              12,084         7,266
Extraordinary items                                                 -          (531)
                                                         ------------   -----------
  Net income                                             $     12,084   $     6,735
                                                         ============   ===========
Net income per share                                     $       1.12   $      0.80
                                                         ============   ===========
Weighted average shares outstanding                            10,804         8,417
                                                         ============   ===========

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                          Nine Months Ended September 30,
                                                              1996                1995
                                                        ---------------     ---------------
                                                                  (In thousands)
Net cash provided by operating activities                $     20,762        $     14,188

Cash flows from investing activities:
  Development of shopping center properties                   (23,400)            (31,283)
  Improvements to shopping center properties                     (550)               (745)
  Investments in and advances to
    unconsolidated entities                                   (24,694)            (18,564)
  Other                                                        (5,700)              3,123
                                                        ---------------     ---------------
Net cash used in investing activities                         (54,344)            (47,469)

Cash flows from financing activities:
  Proceeds from mortgages and notes payable                    54,056              38,394
  Principal payments on mortgages and
    notes payable                                             (22,609)            (38,590)
  Proceeds from issuance of common shares,
    net of underwriting commissions and
    offering expenses                                          21,662              48,109
  Dividends paid                                              (14,797)            (11,197)
  Other                                                           319              (1,039)
                                                        ---------------     ---------------
Net cash provided by financing activities                      38,631              35,677
                                                        ---------------     ---------------

Increase in cash and cash equivalents                           5,049               2,396

Cash and cash equivalents, beginning of period                  3,109                 437
                                                        ---------------     ---------------

Cash and cash equivalents, end of period                 $      8,158        $      2,833
                                                        ===============     ===============

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              SEPTEMBER 30, 1996


1.   THE COMPANY

     JDN Realty Corporation (the "Company") is a real estate company which specializes in the development and asset management of retail shopping centers which are located primarily in the Southeast and are anchored by value-oriented retailers. As of September 30, 1996, the Company owned and operated, either directly or through affiliated entities or joint ventures, a total of 46 shopping center properties and had eight shopping centers under construction. The Company is operating as a real estate investment trust ("REIT") for federal income tax purposes.

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

     In December 1994, the Company participated in the organization of JDN Development Company, Inc. ("Development Company") in order to enhance its development flexibility. Development Company is structured such that the Company owns 99% of the economic interest while J. Donald Nichols, the Company's Chairman and Chief Executive Officer, owns the remaining 1% and controls Development Company's operations and activities through his voting common stock ownership. Current tax laws restrict the ability of REITs to engage in certain activities, such as the sale of certain properties and third party fee development; because it is not a REIT, Development Company may engage in real estate development activities such as the sale of all or a portion of a development project. As of September 30, 1996, the Company had invested $5.1 million in Development Company in the form of equity capital, $24.7 million in the form of secured notes receivable and $12.9 million in the form of unsecured advances.


2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


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

     Earnings Per Share. Net income per share for the three and nine months ended September 30, 1996 and 1995 is based on the weighted average number of common shares outstanding during the respective periods.

     Reclassifications. Certain amounts as previously reported have been reclassified to conform to the current period's presentation.


4.   DISTRIBUTION

On September 9, 1996, the Company's Board of Directors declared a cash distribution of $.475 per share payable October 16, 1996 to shareholders of record on September 30, 1996.


5.   BANK CREDIT FACILITY AMENDMENT

On June 21, 1996, the Company executed an amendment to the Company's $40 million line of credit with a bank group (the "Bank Credit Facility") which reduced the interest rate on the Bank Credit Facility by 50 basis points to 150 basis points over the rate for 30-day Eurodollar deposits.


6.   SWAP TRANSACTION

     On July 10, 1996, the Company and Morgan Guaranty Trust Company of New York ("Morgan") entered into a swap transaction as a hedge against increasing interest rates on its floating rate debt. Under the terms of the agreement, the Company will pay a fixed rate of 6.44% and will receive a variable rate equal to the rate for the one-month LIBOR rate based on the following notional amounts:

          Notional Amount                         Period
          ---------------                         ------

            $50 million              September 3, 1996 to September 30, 1996
            $70 million              October 1, 1996 to December 31, 1996
            $80 million              January 1, 1997 to January 2, 1998

     The Company is accounting for this transaction as a hedge and accordingly adjusts interest expense each quarter for any net amounts received from or paid to Morgan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

     JDN Realty Corporation (the "Company") is a real estate company which specializes in the development and asset management of retail shopping centers which are located primarily in the Southeast and are anchored by value-oriented retailers. As of September 30, 1996, the Company owned and operated, either directly or through affiliated entities or joint ventures, a total of 46 shopping center properties and had eight shopping centers under construction. The Company is operating as a real estate investment trust ("REIT") for federal income tax purposes.

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

     In December 1994, the Company participated in the organization of JDN Development Company, Inc. ("Development Company") in order to enhance its development flexibility. Development Company is structured such that the Company owns 99% of the economic interest while J. Donald Nichols, the Company's Chairman and Chief Executive Officer, owns the remaining 1% and controls Development Company's operations and activities through his voting common stock ownership. Current tax laws restrict the ability of REITs to engage in certain activities, such as the sale of certain properties and third party fee development; because it is not a REIT, Development Company may engage in real estate development activities such as the sale of all or a portion of a development project. As of September 30, 1996, the Company had invested $5.1 million in Development Company in the form of equity capital, $24.7 million in the form of secured notes receivable and $12.9 million in the form of unsecured advances.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 1996 to the Three Months Ended September 30, 1995

     Minimum and percentage rents increased $1.5 million or 23% to $8.3 million for the three months ended September 30, 1996 as compared to the same period in 1995. Of this increase, $1.4 million relates to newly developed and redeveloped properties and $166,000 relates to the Goodlettsville, Tennessee acquisition in December 1995.

     Recoveries from tenants decreased $11,000 or 1% to $848,000 between periods. The decrease is due to a reduction in recoverable expenses at the existing properties offset by an increase associated with the newly developed and redeveloped properties and the Goodlettsville, Tennessee acquisition.

     Other revenue decreased $195,000 or 81% between periods. This decrease is the result of a reduction in revenues associated with managing and leasing fewer third party properties.

     Operating and maintenance expenses increased $65,000 or 11% between periods. Of this increase, $39,000 relates to newly developed and redeveloped properties and $13,000 relates to the Goodlettsville, Tennessee acquisition. The remaining increase is the result of higher repair and maintenance costs at the existing properties.

     Real estate taxes decreased $95,000 or 19% to $401,000 for the three months ended September 30, 1996 from $496,000 for the same period in 1995. This decrease results from a decrease in property taxes at the existing properties, due primarily to the separate tax platting of an anchor tenant tract, offset by an increase in property taxes associated with newly developed and redeveloped properties and the Goodlettsville, Tennessee acquisition.

     General and administrative expenses increased $202,000 or 32% between periods. This increase primarily reflects the cost of additional employees and other expenses associated with the increase in the number of properties managed and leased by the Company.

     Depreciation and amortization expense increased $321,000 or 20% between periods. Of this increase, $281,000 relates to newly developed and redeveloped properties and $35,000 relates to the Goodlettsville, Tennessee acquisition. The remaining increase relates primarily to amortization of tenant improvements, tenant allowances and leasing commissions for new tenants.

     Interest expense increased $218,000 or 19% between periods due primarily to increased debt associated with the increase in the number of operating properties net of a decrease resulting from the pay-down of debt with proceeds from the 1996 Offering.

     Equity in net income of unconsolidated entities represents the Company's share of the net income of Development Company and two joint ventures formed for the purpose of developing shopping center properties. These entities were either not formed or had no significant activity in the three-month period ended September 30, 1995.

     There were no extraordinary items for the three months ended September 30, 1996. Extraordinary items for the three months ended September 30, 1995 represent charges to earnings of unamortized deferred financing costs of $403,000 associated with the early extinguishment of a secured line of credit with a bank and $128,000 in unamortized deferred financing costs related to an unscheduled principal payment on the Term Debt.

Comparison of the Nine Months Ended September 30, 1996 to the Nine Months Ended September 30, 1995

     Minimum and percentage rents increased $4.1 million or 21% to $24.0 million for the nine months ended September 30, 1996 as compared to the same period in 1995. Of this increase, $3.6 million relates to newly developed and redeveloped properties and $494,000 relates to the Goodlettsville, Tennessee acquisition.

     Recoveries from tenants increased $116,000 or 5% between periods. Of this increase, $84,000 relates to newly developed and redeveloped properties and $85,000 relates to the Goodlettsville, Tennessee acquisition. The increases are offset by a decrease in recoveries at the remaining properties due to a decrease in recoverable expenses.

     Other revenue decreased $338,000 or 67% between periods. This decrease is the result of a reduction in revenues associated with managing and leasing fewer third party properties and a decrease in development fees earned by the Company.

     Operating and maintenance expenses increased $180,000 or 11% between periods. Of this increase, $117,000 relates to the operations of the newly developed and redeveloped properties and $56,000 relates to the Goodlettsville, Tennessee acquisition. The remaining increase is primarily the result of higher non-recoverable repair and maintenance costs at the existing properties.

     Real estate taxes decreased $140,000 or 9% for the nine months ended September 30, 1996 as compared to September 30, 1995. This decrease results from a decrease in property taxes on the existing properties, due primarily to the separate tax platting of an anchor tenant tract, offset by a $51,000 increase in property taxes associated with newly developed and redeveloped properties and a $43,000 increase in property taxes associated with the Goodlettsville, Tennessee acquisition.

     General and administrative expenses increased $400,000 or 20% between periods. The increase primarily reflects the cost of additional empoyees and other expenses associated with an increase in the number of properties managed and leased by the Company and higher costs of producing the annual report to shareholders and conducting the annual meeting of shareholders.

     Depreciation and amortization expense increased $890,000 or 18% between periods. Of this increase, $777,000 relates to the newly developed and redeveloped properties and $104,000 relates to the Goodlettsville, Tennessee acquisition. The remaining increase relates primarily to amortization of tenant improvements, tenant allowances and leasing commissions for new tenants.

     Interest expense decreased $1.3 million or 24% to $4.1 million between periods. This decrease is primarily attributable to the repayment of interim financing with the proceeds from the 1996 Offering and the 1995 Offering.

     Equity in net income of unconsolidated entities represents the Company's share of the net income of Development Company and two joint ventures formed for the purpose of developing shopping center properties. These entities were either not formed or had no significant in the nine-month period ended September 30, 1995.

     Net loss on real estate sales was $15,000 for the nine months ended September 30, 1996 compared to a net loss of $55,000 for the same period in 1995. The 1996 loss resulted from additional expenses associated with the fourth quarter 1995 sale of a shopping center located in Hickory, North Carolina. The 1995 loss represents additional costs incurred in conjunction with shopping centers sold in previous periods.

     There were no extraordinary items for the nine months ended September 30, 1996 compared to $531,000 for the same period in 1995. Extraordinary items for the nine months ended September 30, 1995 represent charges to earnings of unamortized deferred financing costs of $403,000 associated with the extinguishment of a secured line of credit with a bank and $128,000 in unamortized deferred financing costs related to an unscheduled principal payment on the Term Debt.

Funds From Operations

     Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") to mean net income, computed in accordance with generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of property, plus despreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The table below sets forth the calculation of FFO for the periods indicated.

(Dollars in thousands except per share data)                                  Three Months Ended September 30,
                                                                                   1996                  1995
                                                                             ---------------       ---------------
Net income                                                                   $        4,311        $        2,757
Depreciation of real estate assets                                                    1,832                 1,523
Amortization of tenant allowances and tenant improvements                                22                    27
Amortization of deferred leasing commissions                                             67                    53
Net loss on real estate sales                                                             -                     -
Extraordinary items                                                                       -                   531
Depreciation of real estate assets held in unconsolidated entities                       23                     -
                                                                             ---------------       ---------------
FFO                                                                          $        6,255        $        4,891
                                                                             ===============       ===============

(Dollars in thousands except per share data)                                  Nine Months Ended September 30,
                                                                                 1996                  1995
                                                                             ---------------       ---------------
Net income                                                                   $       12,084        $        6,735
Depreciation of real estate assets                                                    5,353                 4,506
Amortization of tenant allowances and tenant improvements                                81                    78
Amortization of deferred leasing commissions                                            187                   140
Net loss on real estate sales                                                            15                    55
Extraordinary items                                                                       -                   531
Depreciation of real estate assets held in unconsolidated entities                       55                     -
                                                                             ---------------       ---------------
FFO                                                                          $       17,775        $       12,045
                                                                             ===============       ===============

Occupancy

     The Company's properties were 98.7% leased as of September 30, 1996 and 98.9% leased as of September 30, 1995.


FORWARD-LOOKING STATEMENTS

     Management has included below certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. When used, the words "anticipate," "estimate," "should," "expect," "believe," "intend" and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Among the factors that could cause actual results to differ materially from those projected are the following: business conditions and the general economy, especially as they affect interest rates; business conditions, especially as they affect value-oriented retailers in the Southeast; the federal, state and local regulatory environment; availability of debt and equity capital with favorable terms and conditions; availability of new development and acquisition opportunities; changes in the financial condition or corporate strategy of the Company's primary retail tenants and in particular Wal-Mart Stores, Inc. and Lowe's Companies, Inc.; ability to complete and lease existing development projects on schedule and within budget; and inability of the Company to maintain its qualification as a REIT.


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

The Company's total indebtedness as of September 30, 1996 consisted of the following:


                                                                              Effective                          Percent
                                                             Principal        Interest          Maturity         of Total
                                                              Balance         Rate (1)           Date          Indebtedness
                                                          ---------------    -------------    -------------    --------------
                                                           (in thousands)
Fixed Rate
----------
   Term Debt                                                $     71,996             8.63%         29-Mar-01          44.9%
   Mortgage note payable                                           6,585             6.88%         01-Dec-03           4.1%
                                                          ---------------    -------------                    ---------------
                                                                  78,581             8.48%                            49.0%

Floating Rate
-------------
   Bank Credit Facility                                           26,900             7.59% (2)     30-Jun-98          16.8%
   Construction loan - Woodstock, Georgia                          2,676             7.24% (3)     02-Aug-97           1.7%
   Construction loan - Opelika, Alabama                            1,552             7.23% (3)     05-Dec-97           1.0%
   Construction loan - Greenville, North Carolina                 13,957             6.98% (4)     23-Jan-99           8.7%
   Construction loan - Cartersville, Georgia                      17,562             6.94% (4)     28-Feb-98          10.9%
   Construction loan - Newnan, Georgia                            19,057             6.97% (4)     21-Aug-98          11.9%
                                                          ---------------    -------------                    ---------------
                                                                  81,704             7.18%                            51.0%
                                                          ---------------    -------------                    ---------------
                                                            $    160,285             7.82%                           100.0%
                                                          ===============    =============                    ===============

Weighted average interest rates at September 30, 1996:

                                                                        Weighted
                                                                        Average               Weighted
                                                   Principal           Effective              Average
                                                    Balance          Interest Rate       Interest Rate (5)
                                                ---------------    -----------------   ---------------------

     Fixed rate debt                               $     78,581             8.48%                      6.76%
     Hedged floating rate debt                           50,000             7.94%                      7.94%
     Floating rate debt                                  31,704             7.53%                      6.97%
                                                 ---------------    -----------------   --------------------
     Total debt                                    $    160,285             8.12%                      7.17%
                                                 ===============

(1) Represents stated rate plus amortization of deferred loan costs. Excludes effect of swap transaction.
(2) Stated rate of 30-day Eurodollar plus 1.50%
(3) Stated rate of LIBOR plus 1.75%
(4) Stated rate of LIBOR plus 1.50%
(5) Excludes the amortization of deferred loan costs

     As of September 30, 1996, the Company had $4.2 million available under the Bank Credit Facility and $3.9 million available under its construction loans. On October 11, 1996, the Company added two properties to the Bank Credit Facility's borrowing base which increased the amount available thereunder to $13.1 million.


     During the second quarter of 1996, the Company negotiated a 50 basis point reduction in the interest rate under its Bank Credit Facility. The new interest rate is 150 basis points over the rate 30-day Eurodollar deposits, and the Company may borrow under the Facility through June 30, 1998.


     On July 10, 1996, the Company and Morgan Guaranty Trust Company of New York ("Morgan") entered into a swap transaction as hedge against increasing interest rates on its floating rate debt. Under the terms of the agreement, the Company pays a fixed interest rate of 6.44% and receives a variable interest rate equal to the rate for the one-month LIBOR based on the following notional amounts.

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

     As of September 30, 1996, the Company had development activities underway totaling approximately 1.3 million square feet of gross leasable area which the Company expects to own. This development activity includes projects undertaken by the Company directly, through Development Company, or through joint ventures in which either the Company or Development Company participates directly or indirectly (the "Joint Ventures"). Management expects completion of these projects to have a positive effect on cash generated by operating activities. Additional funding required for these projects is estimated to be $42.9 million. As of September 30, 1996, the Company, Development Company and the Joint Ventures had construction loans in place which are expected to fund $9.4 million of these costs, and in October 1996, closed two construction loans which should fund an additional $21.3 million of these costs. Management has a commitment from a financial institution which should fund an additional $9.0 million of these costs. Management expects to fund the remaining costs and the cost of any future projects undertaken by the Company or Development Company with construction loans from financial institutions and advances on its Bank Credit Facility. If the Company is unable to fund future projects with construction lending arrangements or advances on its Bank Credit Facility, it expects to seek other sources of funding which may include, for example, joint ventures, public or private placements of equity, or public or private placements of debt. However, there can be no assurance that these sources will be available.

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

     In order to meet the Company's long term liquidity requirements, management anticipates that the Company's cash from operating activities will continue to increase as a result of new developments, redevelopments, expansions, acquisitions and improved operations at existing centers. These activities should enable the Company to make its distribution payments to shareholders, maintain and improve its properties, make scheduled debt payments, and obtain debt or equity financing for its development, redevelopment and acquisition projects. All of the Company's debt requires balloon payments in the future. The Bank Credit Facility matures in 1998; the Term Debt matures in 2001; construction loans totaling $54.8 million mature in 1997, 1998 and 1999; and a note payable of $6.6 million matures in 2003. Management intends to refinance or repay these loans with proceeds from other sources of capital at or prior to their respective maturities. Management will evaluate various alternatives and select the best options based on market conditions at the time. Management expects to seek additional equity financing when market conditions are favorable in order to maintain its debt-to-total-market-capitalization ratio within acceptable limits. However, there can be no assurance that debt and equity markets will be favorable in the future, and unfavorable markets could limit the Company's ability to grow its business or repay or refinance maturing debt.


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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not applicable.

ITEM 5.   OTHER INFORMATION
          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          10.1 Swap Transaction between Morgan Guaranty Trust Company of
               New York and JDN Realty Corporation dated July 10, 1996

          27   Financial Data Schedule

          (b)  Reports on Form 8-K

               None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          October 31, 1996                          /s/ J. Donald Nichols
-------------------------------------        -----------------------------------
               (Date)                               J. Donald Nichols
                                                    Chief Executive Officer


          October 31, 1996                          /s/ William J. Kerley
-------------------------------------        -----------------------------------
               (Date)                               William J. Kerley
                                                    Chief Financial Officer