Form 10-K405
period 1996-12-31
JDN REALTY CORP
filed 1997-03-31
CIK 916836

                                    PART I

ITEM 1.  BUSINESS
-----------------

BACKGROUND

     JDN Realty Corporation is a real estate development company which specializes in the development, redevelopment, asset management, and acquisition of retail shopping centers anchored by value-oriented retailers. When referred to herein, the term "Company" represents JDN Realty Corporation and its wholly-owned subsidiaries. As of March 21, 1997, the Company owned and operated, either directly or indirectly through affiliated entities or joint ventures, 49 shopping center properties containing approximately 6.3 million square feet of gross leasable area ("Company GLA") located in ten states, primarily in the southeastern United States, with the highest concentrations in Georgia, North Carolina, and Tennessee. As of March 21, 1997, the Company, either directly or indirectly through affiliated entities or joint ventures, had 11 retail projects under construction. The principal tenants of the Company's properties include Wal-Mart, Lowe's, Kroger and Bruno's. The Company owns, either directly or indirectly through its investment in JDN Development Company, Inc. (see discussion below) and in affiliated joint ventures, 35 undeveloped parcels of land containing a total of 123 acres which are available for ground leasing, tenant expansion or future retail development. As of March 21, 1997, no single property accounted for 10% or more of the Company's total assets or total revenues. The Company was incorporated under Maryland law in 1993 and is operating as a real estate investment trust ("REIT") for federal income tax purposes.

     The Company is one of the largest developers of Wal-Mart anchored shopping centers in the United States. The Company along with its predecessor and its founders have developed or jointly developed 125 shopping center projects, 91 of which were built on assignment from Wal-Mart, and have developed, sold or leased more than 140 outparcels. On March 29, 1994, the Company completed an initial public offering of 6,785,000 shares of common stock (the "1994 Offering"). The net cash proceeds from the 1994 Offering, along with proceeds from a $75 million, seven-year term loan, were used primarily to purchase third party or the Company's founders' interests in certain shopping center properties and to repay all outstanding Company debt. Upon completion of the 1994 Offering, the Company owned 33 shopping center properties. In 1995, 1996, and 1997, the Company completed four follow-on offerings of common stock totaling 7,923,600 shares which netted proceeds of $184.4 million to the Company. The Company used the proceeds of these offerings to retire interim financing related to the Company's development, redevelopment, expansion and acquisition activities and to fund the Company's ongoing development and redevelopment activities.

     The Company's business objective is to increase its funds from operations by (i) development of new shopping centers anchored by strong retail tenants,
(ii) redevelopment and expansion of its existing properties, (iii) effective leasing and management of its properties and ground leasing of adjacent outparcels, and (iv) acquisition of existing shopping centers. The Company is a fully integrated real estate firm with in-house development, redevelopment, expansion, leasing, property management and acquisition expertise.

DESCRIPTION OF BUSINESS
DEVELOPMENT

     Management believes that development of new shopping center properties represents the greatest opportunity for increasing funds from operations and enhancing shareholder value. The Company's primary emphasis is on developing new shopping centers in the Southeast. Management believes that attractive shopping center development opportunities exist, particularly in this region, for several reasons. Changes in retail patterns have included some movement away from urban centers and regional malls to power and community centers anchored by discount or other specialty retailers. Several of the Company's anchor tenants, such as Wal-Mart and Lowe's, are leading or participating in the change in retail patterns, and the Company has benefited from their expansion and growth. Additionally, high occupancy rates in existing, well-located shopping centers have resulted in an increased demand for new shopping centers.

     The Company generally develops shopping centers on assignment from major tenants such as Wal-Mart and Lowe's which meet the Company's return-on-cost criteria. The Company's in-house team of development and leasing professionals initiates the development process through long-standing relationships with major tenants and closely monitors the architectural, engineering and construction process through completion and tenant occupancy. This involvement is a critical part of the Company's goal of completing quality shopping centers for tenant occupancy on schedule, within estimated costs and at anticipated returns.

     The Company participated in the organization of JDN Development Company, Inc. ("Development Company") in December 1994 to enhance its development flexibility. Current tax law restricts the ability of REITs to engage in certain activities, such as the sale of certain properties and third-party fee development, but these restrictions do not apply to the activities of a company that is not a REIT, such as Development Company, whose income is subject to federal income tax. Development Company enables the Company to, among other things, develop an entire shopping center and sell all or a portion of the shopping center, such as anchor tenant space, with the intent of increasing total returns on cost. Development Company may also hold and sell parcels adjacent to projects under development by the Company. In order to comply with the REIT rules, Development Company's ownership has been structured so that the Company owns 99% of the economic interest while J. Donald Nichols, the Company's Chairman and Chief Executive Officer, owns the remaining 1% and controls Development Company's operations and activities through his voting common stock ownership.

     During 1996, the Company, either directly or indirectly through Development Company and joint ventures, completed all or portions of seven development projects. These projects added approximately 1.1 million square feet of gross leasable area to the operating portfolio of shopping center properties. As of December 31, 1996, the Company, either directly or indirectly through Development Company and joint ventures in which either the Company or Development Company had an interest, had begun construction of a total of 10 projects which are expected to add approximately 1.5 million square feet of gross leasable area to the operating portfolio of shopping center properties.

REDEVELOPMENT AND EXPANSION

     The Company's objective of continued growth focuses on the selective redevelopment, retenanting and expansion of its existing shopping centers to increase cash flows and property values while also increasing its tenants' retail sales prospects. Management is active in its tenants' expansion plans as increased sales may warrant expansion. Redevelopment projects have included adding anchor tenants and changing the tenant mix and reconfiguring shopping centers. The Company has worked closely with several anchor tenants to enlarge their stores and enhance merchandising capabilities at existing properties.

LEASING AND PROPERTY MANAGEMENT

     The Company's in-house leasing and property management teams work together to attract and retain national, regional and local tenants and to maintain productive relationships with these tenants. Further, the strong relationships of the Company's leasing staff with national and regional non-anchor tenants have resulted in a majority of the non-anchor retail space of each development project being leased prior to completion. The leasing staff seeks a complementary mix of financially qualified tenants. The Company requires its leasing agents to analyze the financial condition of each retail prospect, evaluate its business plan and suitability as a tenant in a particular center and make a recommendation to management. This process increases long-term occupancy and reduces tenant turnover. Successful initial leasing and tenant retention enable the Company to reduce the cost of re-leasing and to maintain occupancy levels. With respect to the 36 properties owned by the Company for all of 1996 and 1995:

 .    Net operating income increased 1.8% for the year ended December 31, 1996 as compared to the year ended December 31, 1995, primarily due to leasing of vacant space, rental increases from existing tenants and higher percentage rent payments.

 .    At December 31, 1996, the occupancy rate was 98.1%.

 .    Annualized base rent per square foot increased to $6.50 for the year ended
     December 31, 1996 from $6.42 for the year ended December 31, 1995.

     The occupancy rate for the Company's operating portfolio of 48 shopping center properties at December 31, 1996 was 98.2%.

ACQUISITIONS

     The Company also seeks to increase its funds from operations through selective acquisition activity. The Company intends to continue to acquire, for long-term investment, high quality, well-located shopping centers with attractive initial yields and strong prospects for future cash flow growth and capital appreciation. The Company's strategy focuses on properties to which its leasing and property management teams can add value through redevelopment or expansion, leasing of vacant space or increasing rental rates over time. During 1996, the Company acquired a 123,000 square foot shopping center in Decatur, Alabama anchored by Food World for $6.8 million. As of December 31, 1996, the shopping center was 97.8% leased.

     In December 1996, the Company entered into a contract to purchase a shopping center in Fayetteville, North Carolina, for $12.9 million which is to close no sooner than January 29, 1998 and no later than February 28, 1998. In connection with this contract, the Company purchased a $10.5 million mortgage loan which bears interest at 11.0%, matures in January 1998 and is secured by the shopping center. At December 31, 1996, the Company had entered into two additional contracts to purchase shopping center properties, one of which was acquired in February 1997. The remaining property under contract and the Fayetteville, North Carolina property under contract are subject to various conditions to closing and there can be no assurance that these properties will be acquired. The Company is pursuing other acquisition opportunities in the ordinary course of business which are not subject to definitive agreements. In an effort to close these and other acquisitions, the Company may utilize various means of acquiring properties which could include, for example, assumption of indebtedness, purchase of mortgage loans or issuance of partnership units in a "Down REIT" structure.

MAJOR TENANTS

     As of December 31, 1996, approximately 59% of gross leasable area owned directly by the Company was leased to Wal-Mart, Lowe's, Kroger, Bruno's and Kmart, and approximately 48% of total annualized base rents was attributable to these tenants. At December 31, 1996, Wal-Mart occupied approximately 29% of gross leasable area owned directly by the Company and for the year ended December 31, 1996, Wal-Mart accounted for approximately 22% of the Company's total minimum and percentage rent. At December 31, 1996, Lowe's occupied approximately 12% of gross leasable area owned by the Company and for the year ended December 31, 1996, Lowe's accounted for 11% of the Company's total minimum rent. No other tenants account for more than 10% of gross leasable area or total minimum and percentage rent in 1996. The loss of any of these anchor tenants or the inability of any of them to pay rent could have an adverse effect on the Company's business.

COMPETITION

     The Company competes with commercial developers, real estate companies and other real estate owners for development and acquisition opportunities in its market area. Certain of these competitors may have greater capital and other resources than those of the Company. The operations of each shopping center in the Company's portfolio are subject to competition from similar shopping centers in their respective locations. Management believes that the Company is well-positioned to compete effectively for development and acquisition opportunities and is generally well-positioned to compete in markets in which its shopping center properties are located.

ENVIRONMENTAL MATTERS

     The Company is subject to federal, state and local environmental regulations that apply to the development of real property, including construction activities and the ownership and operation of real property. In developing shopping centers, the Company engages environmental consultants to determine whether there are any flood plains, wetlands or environmentally sensitive areas that are part of the property to be developed. If flood plains are identified, any necessary governmental permits or consents are sought and, if required, development and construction is planned so that flood plain areas are preserved or alternative flood plain capacity is created in conformance with federal and local flood plain management requirements.

     Stormwater discharge from a construction facility is evaluated in connection with the requirements for stormwater permits under the Clean Water Act. This is an evolving program in most states. It is anticipated that general stormwater permits will be applicable to the Company's activities and individual permits will not be required for existing or new developments.

     Operations of the Company's shopping centers have been and will continue to be subject to numerous federal, state and local environmental laws, ordinances and regulations. None of the buildings on the Company's properties is known to contain friable asbestos building materials. Some of the buildings located in the shopping centers, however, were built when low concentrations of non-friable asbestos were commonly used in building materials such as roof flashings and vinyl floor tile. Therefore, some of the centers may contain non-friable asbestos building materials. Management believes building materials that contain low concentrations of non-friable asbestos when properly managed and maintained generally do not impose any environmental hazard. Management does not believe that the presence of such materials will result in removal costs that would have a material adverse effect on the Company's financial condition or results of operations in the event of any future renovation activities.

     Further, any one or more of the Company's shopping centers can potentially be negatively impacted, either through physical contamination or by virtue of an adverse effect on property values by the release of hazardous or toxic substances emanating from areas adjacent to or near the centers. Several of the centers are adjacent to or near areas that either contain or have contained above-ground and underground petroleum storage tanks that either have or may have released petroleum products into the soil or groundwater. At least one of the Company's shopping center properties at one time contained underground storage tanks that were used to store petroleum products.

     The Company had Phase I environmental assessments conducted on each property on which it began construction during 1996 and on the one property it acquired during 1996. The Company's general policy is to obtain a new or updated environmental assessment each time it develops or acquires a property. As a result of such an environmental assessment on the Company's Greenville, North Carolina development, management was made aware that the seller of the property owns an adjoining tract which contained contaminated soil that is being removed under a remediation plan approved by the North Carolina environmental regulatory authorities. The Company received a comprehensive indemnity from the seller and is conducting regular monitoring activities to detect any contamination of the Company's property.

     The terms of all agreements for purchase and sale of properties the Company has acquired or will acquire contain or will contain representations related to the sellers' knowledge of existing environmental conditions. Most of the sellers have not assumed responsibility for any liability relating to existing adverse environmental conditions that are not known by the seller. Moreover, because the terms of the Company's leases with its shopping center tenants do not give the Company control over the day-to-day operational activities of the tenants, no assurance can be given that any lessee of a property owned or to be owned by the Company has not and will not create an environmental condition not known to the Company.

     The Company has not been notified by any governmental authority of any material noncompliance, environmental claim or liability in connection with any of its shopping centers. The Company has not been notified of any claim for personal injury or property damage by a private party in connection with any of its properties as a result of environmental conditions. The Company is not aware of any other environmental condition or liability with respect to any of its properties that management believes would have a material adverse effect on the Company's financial position or results of operations.

EMPLOYEES
     As of March 21, 1997, the Company and Development Company employed 45 full-time persons and one part-time person including executive, administrative and field personnel.

EXECUTIVE OFFICERS

          Name                    Age            Positions with the Company
     --------------------         ---    --------------------------------------------
     J. Donald Nichols            56     Chairman and Chief Executive Officer
     Elizabeth L. Nichols         43     President and Director

     William J. Kerley            41     Chief Financial Officer, Secretary, Treasurer

     Jeb L. Hughes                45     Vice President, Development of JDN Development
                                           Company, Inc.

     Leilani L. Jones             35     Vice President and Director of Property Management

     David L. Henzlik             34     Vice President, Leasing
     C. Sheldon Whittelsey IV     35     Vice President, Development
     John D. Harris, Jr.          37     Controller, Assistant Secretary

     The following is a biographical summary of the experience of the executive officers of the Company:

     J. Donald Nichols. Mr. Nichols has served as Chairman and Chief Executive Officer of the Company since its formation in December 1993. In 1978, Mr. Nichols formed JDN Enterprises, Inc., the Company's predecessor ("Enterprises"), for the purpose of developing shopping centers anchored primarily by Wal-Mart. He served as President of Enterprises from its inception until 1989, at which time Mr. Nichols became Chairman. Mr. Nichols served as Chairman of Enterprises until he assumed his current position with the Company.

     Elizabeth L. Nichols. Ms. Nichols has served as President of the Company since its formation in December 1993. Ms. Nichols joined Enterprises in 1980, where she arranged permanent and construction financing, performed market due diligence and site acquisition, and negotiated leases. Ms. Nichols organized the formation of Enterprises' in-house property management and leasing departments in 1984. Ms. Nichols was Vice President of Finance for Enterprises from 1982 until 1989, when she became President. Ms. Nichols served as President of Enterprises until she assumed her current position with the Company.

     William J. Kerley. Mr. Kerley has served as Chief Financial Officer of the Company since its formation in December 1993. Mr. Kerley served as Chief Financial Officer of Enterprises from August 1993 to December 1993. From 1989 to 1993, Mr. Kerley was a consultant to Enterprises and other real estate and operating companies in the southeastern United States.

     Jeb L. Hughes. Mr. Hughes has served as Vice President, Development of Development Company since May 1996. Mr. Hughes joined Enterprises in 1989 and managed the development and construction of shopping centers for Enterprises until it was merged into the Company in December 1993. Mr. Hughes was self-employed and acted as a consultant to Development Company from January 1994 to May 1996.

     Leilani L. Jones. Ms. Jones has served as Vice President and Director of Property Management of the Company since its formation in December 1993. Ms. Jones joined Enterprises in 1985 and served as Vice President and Director of Property Management from 1990 until December 1993.

     David L. Henzlik. Mr. Henzlik joined Enterprises in 1989 as a leasing agent and has served as Vice President, Leasing of the Company since March 1995.

     C. Sheldon Whittelsey, IV. Mr. Whittelsey has served as Vice President, Development of the Company since its formation in December 1993. Mr. Whittelsey joined Enterprises in 1986 where he was involved in site acquisition, development and outparcel sales.

     John D. Harris, Jr. Mr. Harris joined the Company as Controller in July 1994. From 1984 to July 1994, Mr. Harris was employed by the Atlanta, Georgia, office of Ernst & Young, most recently holding the position of Senior Manager, where he specialized in serving real estate and entrepreneurial companies. Mr. Harris is a certified public accountant.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company is in the business of developing, redeveloping, asset managing and acquiring shopping centers. The Company considers its activities to consist of a single industry segment. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this annual report on Form 10-K for certain information required in Item 1.

ITEM 2.  PROPERTIES
-------------------

     The Company's corporate headquarters are located at 3340 Peachtree Road, N.E., Suite 1530, Atlanta, Georgia 30326, and are leased from an unrelated third party under a lease agreement expiring in June 1998. The Company coordinates most of its corporate activities from its headquarters in Atlanta, Georgia, although the Company also maintains branch offices in Nashville, Tennessee and Charlotte, North Carolina.

     As of December 31, 1996, the Company owned and operated, either directly or indirectly, 48 shopping center properties totaling approximately 6.1 million square feet of gross leasable area. The following table sets forth information on these properties as of December 31, 1996:

JDN REALTY CORPORATION
OPERATING PORTFOLIO
DECEMBER 31, 1996

                                                                                   Annualized
                   Year Built/                                                    Base Rent Per
                    Renovated          Total      Company   Percent  Annualized      Leased
Location           or Expanded         GLA(1)       GLA     Leased   Base Rent     Square Foot              Major Tennants
--------------------------------------------------------------------------------------------------------------------------------
ALABAMA
  Decatur             1965/1996       123,031     123,031    97.8%   $   765,468      $ 6.36     Food World
  Gadsden                  1979       131,044      85,341   100.0%       317,808        3.72     Public Wholesale, Food World(2),
                                                                                                   Eckerd
  Opelika             1993/1995       306,225     306,225   100.0%     1,821,732        5.95     Wal-Mart, Lowe's, Winn-Dixie,
                                                                                                   Goody's, Revco
                                    ---------------------             ----------
    Sub Total                         560,300     514,597              2,905,008
% of Portfolio Total                      7.0%        8.4%                   7.0%

FLORIDA
  Fort Walton Beach        1986       124,851      21,901    89.0%       218,376        11.20    Wal-Mart(2)
  Tallahassee         1990/1994       265,299     109,052   100.0%       734,376         6.73    Wal-Mart(2), Lowe's
                                    ---------------------             ----------
    Sub Total                         390,150     130,953                952,752
% of Portfolio Total                      4.8%        2.1%                   2.3%

GEORGIA
  Canton                   1983       130,926      65,052    95.7%       431,940         6.94    Wal-Mart(2), Ingles, Revco
  Canton(4)                1996       238,026     238,026    94.1%     1,526,508         6.81    Wal-Mart
  Cartersville             1984       135,813     135,813    94.0%       492,288         3.86    Wal-Mart, Ingles, Eckerd
  Cartersville             1995       375,828     375,828   100.0%     2,325,996         6.19    Wal-Mart, Lowe's
  Conyers(6)               1996       366,799      57,662   100.0%       549,060         9.52    Wal-Mart(2), Home Depot(2),
                                                                                                   Rhodes, The Sport Shoe
  Eastman                  1990        82,904      41,603   100.0%       278,220         6.69    Wal-Mart(2), Food Lion
  Fayetteville             1990       156,063     156,063    96.1%     1,371,348         9.14    Bruno's, Cinemark Movies, Revco
  Fort Oglethorpe     1973/1992       176,903     176,903    97.7%       770,004         4.45    Kmart, FoodMax, Revco
  Griffin                  1986       172,545      64,771   100.0%       434,520         6.71    Wal-Mart(2), Winn-Dixie
  LaFayette                1990        70,849      70,849    96.6%       422,640         6.17    Food Lion, Goody's, Revco
  LaGrange                 1984        62,990      62,990   100.0%       233,064         3.70    Wal-Mart
  Lawrenceville-LTC   1989/1995       320,880     277,082    95.6%     2,089,620         7.88    Wal-Mart, Kroger, Regal Cinemas
  Lawrenceville-FFV        1990        89,064      89,064    97.2%       866,724        10.01    Winn-Dixie, Eckerd
  Lilburn                  1990        73,950      73,950    95.9%       622,620         8.78    Kroger
  Loganville(5)            1995        90,496      90,496    93.8%       839,496         9.89    Kroger
  Madison                  1989       106,100     106,100    95.7%       489,732         4.82    Wal-Mart, Ingles, Revco
  Newnan                   1995       423,667     360,669   100.0%     2,444,355         6.78    Wal-Mart, Lowe's, Uptons(2)
  Riverdale                1989       134,878      22,402    84.5%       261,264        13.81    Kroger(2)
  Stockbridge              1988       162,779     162,779   100.0%       806,844         4.96    Kmart, Bruno's
  Union City               1986       181,954     100,004    96.5%       774,480         8.02    Wal-Mart(2), Ingles, Drug Emporium
  Woodstock                1995       164,452     164,452   100.0%     1,442,556         8.77    Wal-Mart
  Ground Leases            1996             0           0   100.0%       250,704          N/A    Pike Nurseries
                                    ---------------------             ----------
    Sub Total                       3,717,866   2,892,558             19,723,983
% of Portfolio Total                     46.2%       47.2%                  47.7%

KENTUCKY
  Richmond                 1992       229,313     158,042   100.0%     1,004,304         6.35    Kmart, Lowe's(2), Food Lion
                                    ---------------------             ----------
    Sub Total                         229,313     158,042              1,004,304
% of Portfolio Total                      2.9%        2.6%                   2.4%

NORTH CAROLINA
  Asheville(5)             1996       148,370     148,370   100.0%     1,399,908         9.44    Food Lion, Circuit City, Carmike
                                                                                                   Cinemas, Goody's(3), Office Max,
                                                                                                   Michaels
  Greenville               1996       323,822     226,822    94.8%     2,225,772        10.35    Target(2), Kroger, T.J. Maxx,
                                                                                                   Circuit City, Barnes & Noble,
                                                                                                   Reading China
  Hendersonville      1988/1995       168,120     133,052   100.0%       716,280         5.38    Wal-Mart, Ingles
  Rockingham               1988       168,776     168,776    98.8%       917,232         5.50    Wal-Mart, Lowe's, Harris Teeter
  Wallace                  1989       118,990     118,990   100.0%       536,760         4.51    Wal-Mart, Wilson's
  Wilmington               1991       169,432     169,432   100.0%     1,092,984         6.45    Wal-Mart, Winn-Dixie
                                    ---------------------             ----------
    Sub Total                       1,097,510     965,442              6,888,936
% of Portfolio Total                     13.7%       15.7%                  16.7%

JDN REALTY CORPORATION
OPERATING PORTFOLIO
DECEMBER 31, 1996

                                                                                   Annualized
                   Year Built/                                                     Base Rent Per
                   Renovated           Total      Company   Percent  Annualized      Leased
Location           or Expanded         GLA(1)       GLA     Leased   Base Rent     Square Foot              Major Tenants
--------------------------------------------------------------------------------------------------------------------------------
OHIO
  Burlington          1991/1995       356,179     159,359   100.0%   $ 1,035,012       $ 6.49    Lowe's, Sam's Club(2), Wal-Mart(2)
  Steubenville(4)          1996       130,497     130,497   100.0%       871,236         6.68    Lowe's
                                    ---------------------            -----------
    Sub Total                         486,676     289,856              1,906,248
% of Portfolio Total                      6.1%        4.7%                   4.6%

SOUTH CAROLINA
  Charleston               1991       188,886     188,886    98.6%     1,438,344         7.72    Wal-Mart, Food Lion
  Cheraw                   1990       111,028      45,099   100.0%       310,608         6.89    Wal-Mart(2), Food Lion
  Lake City                1991       135,962     135,962   100.0%       714,672         5.26    Wal-Mart, Food Lion
  Sumter                   1987       158,293      19,143    86.5%       120,180         7.26    Wal-Mart(2), Kroger(2)
                                    ---------------------            -----------
    Sub Total                         594,169     389,090              2,583,804
% of Portfolio Total                      7.4%        6.3%                   6.2%

TENNESSEE
  Chattanooga              1992       214,579     214,579    96.7%     1,479,444         7.13    Kmart, FoodMax
  Columbia                 1993        68,948      68,948   100.0%       511,272         7.42    FoodMax
  Farragut                 1991        71,311      71,311   100.0%       510,960         7.17    BI-LO
  Franklin                 1983       185,999      18,000   100.0%       131,940         7.33    Big Lots(2)
  Goodlettsville           1987        84,945      84,945    96.7%       672,372         8.18    Kroger
  Memphis                  1993        64,223      64,223   100.0%       537,624         8.37    Kroger
  Murfreesboro        1972/1993       117,750     117,750    97.2%       748,452         6.54    FoodMax
  Tullahoma                1989        70,766      70,766    96.5%       426,384         6.24    BI-LO
                                    ---------------------             ----------
    Sub Total                         878,521     710,522              5,018,448
% of Portfolio Total                     10.9%       11.6%                  12.1%

VIRGINIA
  Lexington                1989        83,570      83,570   100.0%       405,408         4.85    Wal-Mart
                                    ---------------------             ----------
    Sub Total                          83,570      83,570                405,408
% of Portfolio Total                      1.0%        1.4%                   1.0%
  TOTAL                             8,038,075   6,134,630    98.2%   $41,388,891        $6.87
==================================================================================================================================

(1) Represents Company GLA plus square footage of the property not owned by the Company.
(2) Major tenant space that is not owned by the Company.
(3) Major tenant space that is currently under development by the Company.
(4) Property held by JDN Development Company, Inc.
(5) Property held through a joint venture interest.
(6) Property held by JDN Development Company, Inc. through a joint venture interest.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     The Company is not presently involved in any litigation nor, to management's knowledge, is any litigation threatened against the Company, except for litigation which arises in the ordinary course of business, which is not material in the judgment of the Company's management.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of 1996.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
------------------------------------------------------------------------------

     The Company's common shares are traded on the New York Stock Exchange ("NYSE") under the symbol "JDN." The following table sets forth the high and low trading prices per share for the periods indicated, as reported by the NYSE:

                                                                Distributions
                                      High         Low       Declared Per Share
                                    --------     --------    ------------------
1995
  First Quarter                     $20.6250     $18.3750         $0.4375
  Second Quarter                     21.1250      18.0000          0.4550
  Third Quarter                      22.3750      19.6250          0.4550
  Fourth Quarter                     22.5000      20.0000          0.4550

1996
  First Quarter                      24.2500      20.6250          0.4550
  Second Quarter                     22.8750      20.3750          0.4750
  Third Quarter                      24.5000      20.8750          0.4750
  Fourth Quarter                     27.6250      23.7500          0.4750

     The Company intends to pay regular quarterly distributions to shareholders. Future distributions will be declared and paid at the discretion of the board of directors and will depend upon cash generated by operating activities, the Company's financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986 and such other factors as the board of directors deems relevant.

     The Company anticipates that cash available for distribution will be greater than earnings and profits due to non-cash expenses, primarily depreciation and amortization, to be incurred by the Company. Distributions by the Company to the extent of its current accumulated earnings and profits for federal income tax purposes will be taxable to shareholders as ordinary dividend income. Distributions in excess of earnings and profits generally will be treated as a non-taxable gain. Such distributions have the effect of deferring taxation until the sale of a shareholders' common stock. In order to maintain its qualification as a REIT, the Company must make annual distributions to shareholders of at least 95% of its taxable income. Under certain circumstances, which Management does not expect to occur, the Company could be required to make distributions in excess of cash available for distributions in order to meet such requirements.

     The Company currently has the JDN Realty Corporation Dividend Reinvestment and Stock Purchase Plan which enables its shareholders to automatically reinvest distributions as well as make voluntary cash payments towards the purchase of additional shares.

     As of March 21, 1997, there were 372 holders of record of the Company's common stock and approximately 11,350 beneficial holders.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                                                         For the Year Ended December 31,
                                                ----------------------------------------------------------------------------
                                                                             Pro Forma
(dollars in thousands, except per share data)      1996         1995          1994 (1)      1994          1993         1992
----------------------------------------------------------------------------------------------------------------------------
OPERATING DATA
       Minimum and percentage rents             $ 32,933     $ 27,386      $ 21,889      $ 19,013      $  8,313     $  9,625
       Recoveries from tenants                     3,475        3,325         2,806         2,500         1,070        1,291
       Management fees and other revenue             215          651           515           512         1,177        1,995
                                                ----------------------------------------------------------------------------
       Total revenues                             36,623       31,362        25,210        22,025        10,560       12,911


       Operating and maintenance expenses          2,586        2,231         1,878         1,618           893          934
       Real estate taxes                           1,817        1,970         1,504         1,321           545          793
       General and administrative expenses         3,367        2,818         2,359         2,236         1,954        2,028
       Depreciation and amortization               7,786        6,558         5,493         4,768         1,964        2,486
                                                ----------------------------------------------------------------------------
       Total expenses                             15,556       13,577        11,234         9,943         5,356        6,241


       Income from operations                     21,067       17,785        13,976        12,082         5,204        6,670
       Interest expense                            5,598        6,977         6,882         6,919         6,444        7,898
       Income (loss) before extraordinary
          items and cumulative effect of
          change in accounting principle          16,697       11,268         7,024         5,093         4,216       (1,991)
       Net income (loss)                          16,682       10,737         7,024         3,001         4,398       (1,062)

FUNDS FROM OPERATIONS (2)

       Funds from operations                    $ 24,683     $ 17,234      $ 12,492      $  9,836      $    855     $    836

PER SHARE DATA

       Net income per share                     $   1.50     $   1.22      $   0.93      $      -      $      -     $      -
       Dividends per share                      $   1.88     $   1.80      $      -      $   1.33      $      -            -
       Weighted average number of common
          shares outstanding (in thousands)       11,086        8,819         7,531             -      $      -     $      -


                                                                                        December 31,
                                                             ---------------------------------------------------------------
                                                                1996         1995          1994          1993         1992
----------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DATA

      Shopping center properties                                   48            42            38            25           25
      Gross leasable area (square feet in thousands)            6,135         4,953         3,971         2,240        2,037
      Percent of gross leasable area leased                      98.2%         98.9%         97.9%         96.9%        93.2%

                                                                                          December 31,
                                                             ---------------------------------------------------------------
(dollars in thousands)                                         1996            1995          1994          1993         1992
----------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA

      Shopping center properties before accumulated
             depreciation                                    $332,669      $276,818      $229,522      $ 71,818     $ 85,937
       Total assets                                           371,986       295,868       237,008        67,393       83,274
       Total liabilities                                      145,447       135,882       118,837        72,371       90,533
       Shareholders' equity (owners' deficit)                 226,539       159,986       118,171        (4,978)      (7,259)



(1) Pro forma information represents the results of operations as if the Company's initial public offering and related transactions had been completed on January 1, 1994.
(2) Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts, Inc. to mean net income, computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company generally considers FFO a widely used and appropriate measure of performance for an equity REIT which provides a relevant basis for comparison among REITs. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash flows from operations as defined by generally accepted accounting principles, should not be considered an alternative to net income as an indicator of operating performance and is not indicative of cash available to fund all cash flow needs.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

     JDN Realty Corporation (the "Company") is a real estate development company which specializes in the development and asset management of retail shopping centers anchored by value-oriented retailers. As of December 31, 1996, the Company owned and operated, either directly or through affiliated entities or joint ventures, a total of 48 shopping center properties and had 10 retail projects under construction. The Company is operating as a real estate investment trust ("REIT") for federal income tax purposes.

     The Company has an interest in JDN Development Company, Inc. ("Development Company") which is structured such that the Company owns 99% of the economic interest while J. Donald Nichols, the Company's Chairman and Chief Executive Officer, owns the remaining 1% and controls Development Company's operations and activities through his voting common stock ownership. Current tax law restricts the ability of REITs to engage in certain activities, such as the sale of certain properties and third party fee development; because it is not a REIT, Development Company may engage in real estate development activities such as the sale of all or portions of a development project. As of December 31, 1996, the Company had invested $5.6 million in Development Company in the form of equity capital, $23.4 million in the form of secured notes receivable and $7.5 million in unsecured advances.

RESULTS OF OPERATIONS
Comparison of the Year Ended December 31, 1996 to the Year Ended December 31,
1995

     Minimum and percentage rents increased $5.5 million or 20% to $32.9 million for the year ended December 31, 1996 as compared to the same period in 1995. Of this increase, $4.8 million relates to newly developed and redeveloped properties, and the remaining $700,000 relates to properties acquired in Goodlettsville, Tennessee in December 1995 and Decatur, Alabama in December 1996 (the "Recent Acquisitions").

     Recoveries from tenants increased $230,000 or 7% to $3.5 million between years. Of this increase, $176,000 relates to the newly developed and redeveloped properties and $116,000 relates to the Recent Acquisitions. The increases are offset by a decrease in recoveries at the remaining properties due to a decrease in recoverable expenses.

     Management fees and other revenue decreased $436,000 or 67% between the years ended December 31, 1996 and 1995. This decrease is the result of a planned reduction in the number of properties under third party management and a decrease in development fees earned by the Company.

     Operating and maintenance expenses increased $355,000 or 16% between years. Of this increase, $169,000 relates to newly developed and redeveloped properties, and $79,000 relates to the Recent Acquisitions. The remaining increase is primarily the result of higher non-recoverable repair and maintenance costs at the existing properties.

     Real estate taxes decreased $153,000 or 8% to $1.8 million for the year ended December 31, 1996 from $2.0 million for the same period in 1995. This decrease results from a $289,000 decrease in property taxes on the existing properties, due primarily to the separate tax platting of an anchor tenant tract, offset by a $79,000 increase in property taxes associated with newly developed and redeveloped properties and a $57,000 increase in property taxes associated with the Recent Acquisitions.

     General and administrative expenses increased $549,000 or 19% between the years ended December 31, 1996 and 1995. General and administrative expenses as a percentage of minimum and percentage rents remained constant at 10% for the years ended December 31, 1996 and 1995. The increase in absolute dollars primarily reflects the cost of additional employees and other expenses associated with an increase in the number of properties managed and leased by the Company and higher public company costs.

     Depreciation and amortization expense increased $1.2 million or 19% to $7.8 million between years. Of this increase, $1.0 million relates to newly developed and redeveloped properties and $139,000 relates to the Recent Acquisitions. The remaining increase relates primarily to amortization of tenant improvements, tenant allowances and leasing commissions for new tenants.

     Interest expense decreased $1.4 million or 20% to $5.6 million between years. This decrease is primarily attributable to lower average debt balances between periods. The Company reduced average debt balances with net proceeds from a total of three common stock offerings in 1995 and 1996 (see Liquidity and Capital Resources below).

     Equity in net income of unconsolidated entities represents the Company's share of the net income of Development Company and two joint ventures formed for the purpose of developing shopping center properties. The increase of $1.3 million between periods is primarily the result of increased net operating income from operating properties in Development Company and the joint ventures and increased land sale activity in Development Company.

     Net loss on real estate sales was $15,000 for the year ended December 31, 1996 compared to a net gain on real estate sales of $486,000 for the year ended December 31, 1995. The 1996 loss resulted from additional expenses associated with the fourth quarter 1995 sale of a shopping center located in Hickory, North Carolina. The 1995 net gain was attributable to the sale of the Hickory, North Carolina shopping center resulting in a gain of $541,000 offset by a $55,000 loss incurred in conjunction with shopping centers sold in previous periods.

     There were no extraordinary items for the year ended December 31, 1996 compared to $531,000 for the year ended December 31, 1995. The 1995 loss represented charges to earnings of unamortized deferred financing costs of $403,000 associated with the extinguishment of a secured line of credit with a bank and $128,000 in unamortized deferred financing costs related to an unscheduled principal payment on a loan.

Comparison of the Year Ended December 31, 1995 to the Year Ended December 31,
1994

     Minimum and percentage rents increased $8.4 million or 44% to $27.5 million for the year ended December 31, 1995 as compared to the same period in 1994. Of this increase, $2.4 million relates to five newly developed and redeveloped properties, and $5.6 million relates to increases in minimum and percentage rents from 17 properties acquired in 1994 in conjunction with or subsequent to the Company's initial public offering in March 1994 (the "Acquired Properties"). The Acquired Properties were included in the Company's financial statements for an entire year in 1995 but only partial periods in 1994. The remaining increase is the result of increased rentals and increased occupancy at the remaining properties.

     Recoveries from tenants increased $767,000 or 31% to $3.2 million between years. This increase relates primarily to the operations of the Acquired Properties.

     Management fees and other revenue increased $139,000 or 27% between the years ended December 31, 1995 and 1994. This increase is the result of increased development fees resulting from increased development activities partially offset by decreases in management and leasing fees due to decreases in the number of properties under third party management.

     Operating and maintenance expenses increased $613,000 or 38% between years. Of this increase, $364,000 relates to the operations of the Acquired Properties. The remaining amount relates to newly developed and redeveloped properties.

     Real estate taxes increased $649,000 or 49% to $2.0 million for the year ended December 31, 1995 from $1.3 million for the same period in 1994. Of this increase, $42,000 relates to newly developed and redeveloped properties and $590,000 relates to the operations of the Acquired Properties. The remaining amount results from increased assessed property values and increased property tax rates at the remaining properties.

     General and administrative expenses increased $582,000 or 26% between the years ended December 31, 1995 and 1994. General and administrative expenses as a percentage of minimum and percentage rents decreased from 12% for the year ended December 31, 1994 to 10% for the year ended December 31, 1995. The increase in absolute dollars primarily reflects the added costs of operating as a public company for all of 1995.

     Depreciation and amortization expense increased $1.8 million or 38% to $6.6 million between years. Of this increase, $1.4 million relates to increased depreciation and amortization associated with the Acquired Properties. The remaining amount relates to the newly developed and redeveloped properties.

     Interest expense increased $58,000 or 1% between years. This increase is due to an increase in expense on debt associated with the properties which were added to the operating portfolio since the Company's initial public offering in March 1994 (the "1994 Offering") offset by a decrease in interest expense associated with the payoff of debt with the net proceeds from a common stock offering in July 1995.

     Equity in net income of unconsolidated entities represents the Company's share of the net income of Development Company and two joint ventures formed for the purpose of developing shopping center properties. These entities were either not formed or had no significant activity prior to 1995.

     Net gain on real estate sales was $486,000 for the year ended December 31, 1995 compared to a $134,000 loss for the same period in 1994. The 1995 net gain was attributable to the sale of the Hickory, North Carolina shopping center resulting in a gain of $541,000 offset by a $55,000 loss incurred in conjunction with shopping centers sold in previous periods. The 1994 loss represents losses on sales of various outparcels.

     Extraordinary items represented losses of $531,000 for the year ended December 31, 1995 compared with losses of $2.1 million for the same period in 1994. The 1995 loss represents charges to earnings of unamortized deferred financing costs of $403,000 associated with the extinguishment of a secured line of credit with a bank and $128,000 related to an unscheduled principal payment on a loan. The extraordinary items of $2.1 million for the year ended December 31, 1994 represented losses which are attributable to prepayment penalties and the charge to earnings of unamortized deferred financing costs on mortgage debt paid off with the proceeds of the 1994 Offering and debt incurred concurrently therewith.

FUNDS FROM OPERATIONS

       Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts, Inc. to mean net income, computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company generally considers FFO a widely used and appropriate measure of performance for an equity REIT which provides a relevant basis for comparison among REITs. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash flows from operations as defined by generally accepted accounting principles, should not be considered an alternative to net income as an indicator of operating performance and is not indicative of cash available to fund all cash flow needs. The Company has presented below the calculation of FFO:

                                                                                       Years Ended December 31,
                                                                                       ------------------------
                                                                       1996             1995             1994             1994
                                                                   (historical)     (historical)      (pro forma)     (historical)
                                                                   ---------------------------------------------------------------
Net income                                                          $  16,682         $  10,737        $   7,024    $  3,001
Depreciation of real estate assets                                      7,303             6,149            5,125       4,400
Amortization of tenant allowances and tenant improvements                 104               106               86          86
Amortization of deferred leasing commissions                              255               197              123         123
Net (gain) loss on real estate sales                                       15              (486)             134         134
Extraordinary items                                                         -               531                -       2,092
Depreciation of real estate assets held in unconsolidated entities        324                 -                -           -
                                                                   ---------------------------------------------------------------
FFO                                                                 $  24,683         $  17,234        $  12,492    $  9,836
                                                                   ===============================================================


OCCUPANCY

     The Company's properties were 98.2% leased as of December 31, 1996, 98.9% leased as of December 31, 1995 and 97.9% leased as of December 31, 1994.

FORWARD-LOOKING STATEMENTS

       Management has included below certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. When used, statements which are not historical in nature, including the words "anticipate," "estimate," "should," "expect," "believe," "intend" and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Among the factors that could cause actual results to differ materially from those projected are the following: business conditions and the general economy, especially as they affect interest rates; business conditions, especially as they affect value-oriented retailers; the federal, state and local regulatory environment; availability of debt and equity capital with favorable terms and conditions; availability of new development and acquisition opportunities; changes in the financial condition or corporate strategy of the Company's primary retail tenants and in particular Wal-Mart Stores, Inc. and Lowe's Companies, Inc.; ability to complete and lease existing development projects on schedule and within budget; and inability of the Company to maintain its qualification as a REIT. Other risks, uncertainties and factors that could cause actual results to differ materially than those projected are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are cash generated from operating activities and proceeds from construction loans, lines of credit and equity offerings. The Company's primary uses of funds are development, redevelopment and acquisition of shopping center properties, distributions to shareholders, scheduled debt amortization, and capital improvements to its existing shopping center properties. The Company generally uses funds provided by operations to fund its distributions to shareholders, capital improvements to existing properties and scheduled amortization of its indebtedness. The Company uses proceeds from construction loans and its line of credit to finance its development, redevelopment and acquisition activities. The Company uses proceeds from equity offerings to repay construction loans, amounts outstanding under its line of credit and to fund its ongoing development, redevelopment and acquisition activities.

     Since its initial public offering in March of 1994, the Company has completed four follow-on offerings of common stock which have allowed the Company to strengthen its capital structure. In July 1995, the Company completed a public offering of 2,479,600 shares of common stock which netted proceeds of $46.9 million to the Company. In February 1996, the Company completed a public offering of 1,000,000 shares of common stock which netted proceeds of $21.7 million to the Company. In December 1996, the Company completed a public offering of 2,044,000 shares of common stock which netted proceeds of $49.9 million to the Company. In March 1997, the Company completed a public offering of 2,400,000 shares of common stock which netted proceeds of $65.9 million to the Company; in connection with this offering, the Company granted the underwriters an over allotment option which expires April 4, 1997 to purchase up to an additional 360,000 shares of common stock. The Company used the proceeds from these offerings to repay construction loans and amounts outstanding under its secured line of credit. As a result, the Company's leverage has declined over the past three years. The Company's debt to total market capitalization ratio has declined from 42.9% as of December 31, 1994 to 36.5% as of December 31, 1995 to 28.2% as of December 31, 1996. Management believes that this lower leverage enables the Company to borrow more competitively and increases its flexibility in the financing of its development, redevelopment, and acquisition activities with debt and equity securities.

     During 1996, the Company reduced spreads on its floating rate debt and hedged its exposure to increasing interest rates by entering into a swap transaction. The Company reduced its weighted average spread over LIBOR on its construction loans from 1.67% as of December 31, 1995 to 1.51% as of December 31, 1996. On June 21, 1996, the Company executed an amendment to its $40 million line of credit with a bank (the "Bank Credit Facility") which reduced the interest rate on the Bank Credit Facility by 50 basis points to 150 basis points over the rate for 30-day Eurodollar deposits. On July 10, 1996, the Company and Morgan Guaranty Trust Company of New York ("Morgan") entered into a swap transaction as a hedge against increasing rates on its floating rate debt. Under the initial terms of the agreement, the Company paid a fixed rate of 6.44% and received a variable rate equal to the rate for the one-month LIBOR rate based on the notional amount in the contract. As of December 31, 1996, the notional amount was $70 million; on January 1, 1997, the notional amount increased to $80 million. On February 12, 1997, the Company amended the terms of the swap transaction by reducing the notional amount to $50 million, increasing the fixed rate the Company pays to 6.48% and extending the maturity date to January 1, 2001.

     As of December 31, 1996, the Company's indebtedness consisted of the following:



                                                                         Effective                                      Percent
                                                       Principal         Interest                   Maturity           of Total
                                                        Balance          Rate (1)                      Date           Indebtedness
                                                       ---------         ---------                  ---------         ------------
                                                     (in thousands)
Fixed Rate
        Term Loan                                      $  71,771              8.63%                 29-Mar-01                 50.6%
        Mortgage note payable                              6,553              7.38%                  1-Dec-03                  4.6%
                                                       ---------              ----                                           -----
                                                          78,324              8.53%                                           55.2%

Floating Rate

        Bank Credit Facility                              28,800              7.90(2)               30-Jun-98                 20.3%
        Construction loan - Opelika, Alabama               1,552              7.23(3)                5-Dec-97                  1.1%
        Construction loan - Greenville, North Carolina    14,042              6.88(4)               23-Jan-99                  9.9%
        Construction loan - Newnan, Georgia               19,164              7.01(4)               21-Aug-98                 13.5%
                                                       ---------              ----                                           -----
                                                          63,558              7.39%                                           44.8%
                                                       ---------              ----                                           -----
                                                       $ 141,882              8.02%                                          100.0%
                                                       =========              ====                                           =====


WEIGHTED AVERAGE INTEREST RATES:
                                                                            Weighted
                                                                             Average             Weighted
                                                         Principal          Effective             Average
                                                          Balance         Interest Rate    Interest Rate (5)
                                                         ---------        -------------    -----------------

        Fixed Rate Debt                                $  78,324              8.53%                     6.80%
        Hedged Floating Rate Debt                         63,558              8.30%                     7.95%
                                                       ---------              ----                      ----
        Total Debt                                     $ 141,882              8.42%                     7.31%
                                                       =========              ====                      ====


(1) Represents stated rate plus amortization of deferred loan costs. Excludes effect of swap transaction.
(2) Stated rate of 30-day Eurodollar plus 1.50%.
(3) Stated rate of LIBOR plus 1.75%.
(4) Stated rate of LIBOR plus 1.50%.
(5) Interest when the amortization of deferred loan costs is excluded.


     As of December 31, 1996, the Company had $11.2 million available under the Bank Credit Facility and $2.4 million available under its construction loans.

     In March 1997, the Company entered into a commitment letter with a bank for a $150 million unsecured line of credit (the "Unsecured Line") which is intended to replace the Bank Credit Facility. Borrowings under the Unsecured Line are currently expected to initially bear interest at LIBOR plus 1.40%. The interest rate under the Unsecured Line is currently expected to decrease if the Company receives an investment grade rating from Moody's and Standard & Poors' rating agencies. The Company expects to close the Unsecured Line by April 30, 1997; however, there can be no assurance that the Unsecured Line will close and the inability to close as a delay in closing could have an adverse effect on the Company's ability to fund its development and acquisition activities.

     As of December 31, 1996, the Company had development activities underway totaling approximately 1.5 million square feet of gross leasable area which the Company expects to own. This development activity was being undertaken by the Company directly, through Development Company, or through joint ventures in which either the Company or Development Company participates directly or indirectly (the "Joint Ventures"). Management expects completion of these projects to have a positive effect on cash generated by operating activities.
As of December 31, 1996, additional funding required for these projects was estimated to be $55.0 million. As of December 31, 1996, the Company, Development Company and the Joint Ventures had construction loans in place which are expected to fund $21.1 million of these costs. Management expects to fund the remaining costs of these projects and costs of any future projects undertaken by the Company or Development Company with construction loans from financial institutions and advances on its Bank Credit Facility or the Unsecured Line. If the Company is unable to fund future projects with construction lending arrangements or advances on its Bank Credit Facility or the Unsecured Line, it will seek other sources of funding which may include, for example, joint ventures, public or private placements of equity, or public or private placements of debt. However, there can be no assurance that these sources will be available.

     As of December 31, 1996, the Company had executed contracts to purchase three shopping center properties. In February 1997, the Company purchased one of these properties for a purchase price of approximately $9.1 million, $7.3 million of which was funded with assumed indebtedness. The remaining two contracts are subject to various conditions to closing and there can be no assurance that these shopping center properties will be acquired. Additionally, the Company is obligated to purchase the interests of its joint venture partners in two limited liability companies each formed for the purpose of developing a shopping center project. The Company is pursuing other acquisition and development opportunities in the ordinary course of business which are not yet subject to definitive agreements. The Company expects to fund the purchase of these projects with proceeds from the Bank Credit Facility, the Unsecured Line or indebtedness assumed in the purchase transactions.

     In order for the Company to continue to qualify as a REIT, it must annually distribute at least 95% of its taxable income to shareholders. Management believes that the Company will meet this requirement in 1997 with cash generated by operating activities. In addition, management believes that cash generated by operating activities will be adequate to fund improvements to the Company's shopping center properties, leasing costs and scheduled debt amortization in 1997.

     In order to meet the Company's long term liquidity requirements, management intends to continue to grow its cash from operating activities with quality new developments, redevelopments, expansions, acquisitions and improved operations at existing centers. These activities should enable the Company to make its distributions to shareholders, maintain and improve its properties, make scheduled debt payments, and obtain debt or equity financing for its development, redevelopment and acquisition projects. All of the Company's debt requires balloon payments in the future. The Bank Credit Facility matures in 1998, the Term Debt matures in 2001, construction loans totaling $34.8 million mature through 1999 and a note payable of $6.6 million matures in 2003. Management believes that the Company's operations and financial position at such times will be sufficient to enable it to refinance these loans or pay them off with proceeds from other sources of capital. Management will evaluate various alternatives and select the best options based on market conditions at the time. Management may also seek additional equity financing when market conditions are favorable in order to maintain its debt to total capitalization ratio within acceptable limits. However, there can be no assurance that debt and equity markets will be favorable in the future, and unfavorable markets could limit the Company's ability to grow its business or repay or refinance maturing debt.

INFLATION

     The Company's leases generally contain provisions designed to mitigate the adverse impact of inflation on net income. These provisions include clauses enabling the Company to pass through to tenants certain operating costs, including real estate taxes, common area maintenance, utilities and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. Certain of the Company's leases contain clauses enabling the Company to receive percentage rents based on tenants' store sales, which generally increase as prices rise, and, in certain cases, escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the Company's leases with non-anchor tenants are for terms of less than ten years, which permits the Company to seek increased rents as market conditions permit.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The financial statements and supplementary data required under Regulation S-X and listed in Item 14(a)(1) below are included in a separate section of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None.

                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The information relating to Directors of the Company set forth in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 22, 1997 under the caption "Election of Directors" is incorporated herein by reference.

     The information relating to Executive Officers of the Company is included in Item 1 of this annual report on Form 10-K under the caption "Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The information set forth in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 22, 1997 under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The information set forth in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 22, 1997 under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information set forth in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 22, 1997 under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                 PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(A)  (1) FINANCIAL STATEMENTS

     The following financial statements are included in and filed pursuant to
Item 8 and are included herein on the pages indicated:

     Consolidated balance sheets - December 31, 1996 and 1995...........................   F-1
     Consolidated statements of income - Years ended
           December 31, 1996, 1995, and 1994............................................   F-2
     Consolidated statements of shareholders' equity and owners' deficit - Years ended
           December 31, 1996, 1995, and 1994............................................   F-3
     Consolidated statements of cash flows - December 31, 1996, 1995, and 1994..........   F-4
     Notes to consolidated financial statements.........................................   F-5
     Report of Ernst & Young LLP, Independent Auditors..................................  F-16

     (2) FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedules are included in and filed pursuant to Item 14(d) and are included herein on the pages indicated:

     Schedule II - Valuation and Qualifying Accounts.................   F-17
     Schedule III - Real Estate and Accumulated Depreciation.........   F-18

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (3) EXHIBITS

   Exhibit Number       Description
   --------------       -----------
      3.1               Articles of Restatement of JDN Realty Corporation (1)
      3.2               Articles of Merger of JDN Enterprises, Inc. with and into the
                        Company (2)
      3.3               Bylaws of the Company (1)
      4                 Specimen stock certificate (3)
      10.1              JDN Realty Corporation 1993 Incentive Stock Plan, as amended (4)
      10.2              JDN Realty Corporation 1993 Non-Employee Director Stock Option
                        Plan (2)
      10.3              JDN Realty Corporation Savings and Profit Sharing Plan (2)

      10.4              Indemnification Agreement by and between J. Donald Nichols and JDN Realty Corporation, dated February 23,
                        1994 (2)
      10.5              Indemnification Agreement by and between Elizabeth L. Nichols and JDN Realty Corporation, dated February 23,
                        1994 (2)
      10.6              Indemnification Agreement by and between William J. Kerley and JDN Realty Corporation, dated February 23,
                        1994 (2)
      10.7              Term Credit Agreement dated as of March 25, 1994 between JDN Structured Finance 1, Inc., as Borrower, and
                        Bankers Trust Company, as Lender (5)
      10.8              Amended and Restated Revolving Credit Agreement dated as of August 29, 1995 among JDN Realty Corporation, as
                        Borrower, The Lenders Party Hereto and Bankers Trust Company, as Agent (6)
      10.9              JDN Realty Corporation Dividend Reinvestment and Stock Purchase Plan (7)
      10.10             JDN Realty Corporation 1995 Employee Stock Purchase Plan (4)
      10.11             First Amendment to Amended and Restated Revolving Credit Agreement by and between Bankers Trust Company, as
                        Agent, and the Company dated June 21, 1996 (8)
      10.12             Swap Transaction between Morgan Guaranty Trust Company of New York and JDN Realty Corporation, dated July
                        10, 1996 (7)
      10.13             Employment Agreement by and between J. Donald Nichols and the Company, dated as of December 1, 1996
      10.14             Employment Agreement by and between Elizabeth L. Nichols and the Company, dated as of December 1, 1996
      10.15             Employment Agreement by and between William J. Kerley and the Company, dated as of December 1, 1996
      10.16             Employment Agreement by and between David L. Henzlik and the Company, dated as of December 1, 1996
      11                Statement regarding computation of per share earnings
      21                Subsidiaries of the Company
      23                Consent of Independent Auditors
      27                Financial Data Schedule

      (1)  Filed as an exhibit to the Company's filing on Form 8-K dated November
           7, 1996, previously filed pursuant to the Securities Exchange Act of 1934, and hereby incorporated by reference.

      (2)  Filed as an exhibit to the Company's Registration Statement on Form S-
           11 (No. 33-73710) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

      (3)  Filed as an exhibit to the Company's Registration Statement on Form S-3
           (No. 333-22339) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

      (4)  Filed as an exhibit to the Company's Registration Statement on Form S-
           8 (No. 333-1848) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

      (5) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1994, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

      (6) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

      (7)  Filed as an exhibit to the Company's Registration Statement on Form S-
           3 (No. 33-90868) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.


      (8) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1996, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

      (9) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1996, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

                                 Executive Compensation Plans and Arrangements

     The following is a list of all executive compensation plans and arrangements filed as exhibits to this annual report on Form 10-K or incorporated herein by reference:

     1. JDN Realty Corporation 1993 Incentive Stock Plan, as amended (Exhibit 10.1)
     2.   JDN Realty Corporation Savings and Profit Sharing Plan (Exhibit 10.3)
     3. Employment Agreement, dated as of December 1, 1996, by and between J. Donald Nichols and the Company (Exhibit 10.13)
     4. Employment Agreement, dated as of December 1, 1996, by and between Elizabeth L. Nichols and the Company (Exhibit 10.14)
     5. Employment Agreement, dated as of December 1, 1996, by and between William J. Kerley and the Company (Exhibit 10.15)
     6. Employment Agreement, dated as of December 1, 1996, by and between David L. Henzlik and the Company (Exhibit 10.16)
     7. Indemnification Agreement, dated as of February 23, 1994, by and between J. Donald Nichols and the Company (Exhibit 10.4)
     8. Indemnification Agreement, dated as of February 23, 1994, by and between Elizabeth L. Nichols and the Company (Exhibit 10.5)
     9. Indemnification Agreement, dated as of February 23, 1994, by and between William J. Kerley and the Company (Exhibit 10.6)
     10.  JDN Realty Corporation 1995 Employee Stock Purchase Plan (Exhibit
          10.10)

(B) REPORTS ON FORM 8-K

     During the three months ended December 31, 1996, the Company filed the following reports on Form 8-K:

(i) Form 8-K dated November 7, 1996 containing the Company's Articles of Restatement and Bylaws.

(ii) Form 8-K dated November 22, 1996 relating to the Company's execution of an Underwriting Agreement dated November 13, 1996 with Smith Barney Inc. and The Robinson-Humphrey Company, Inc. (the "Underwriters") in connection with the sale by the Company to the Underwriters of 1,900,000 shares of the Company's common stock.

(C) EXHIBITS

     The response to this portion of Item 14 is submitted as a separate section of this report.

(D) FINANCIAL STATEMENT SCHEDULES

     The response to this portion of Item 14 is submitted as a separate section of this report.

                                     ITEM 8
                                     ------


                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
                   ------------------------------------------



                                   ITEM 14(d)
                                   ----------


                         FINANCIAL STATEMENT SCHEDULES
                         -----------------------------

JDN REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,
                                                                                  -----------------------------
(dollars in thousands, except per share data)                                          1996              1995
---------------------------------------------------------------------------------------------------------------
ASSETS
      Shopping center properties, at cost:

            Land                                                                  $   50,455         $   40,576
            Buildings and improvements                                               262,568            223,649
            Property under development                                                19,646             12,593
                                                                                  -----------------------------
                                                                                     332,669            276,818
            Less: accumulated depreciation and amortization                          (27,973)           (20,312)
                                                                                  -----------------------------

                 Shopping center properties, net                                     304,696            256,506
      Cash and cash equivalents                                                        2,709              3,109
      Restricted cash - escrow                                                         3,659              3,060
      Rents receivable, net of allowance for doubtful accounts of $410 and $277
            in 1996 and 1995, respectively                                             2,208              2,628
      Investments in and advances to unconsolidated entities:
            JDN Development Company, Inc.                                             36,517             18,780
            Other                                                                      4,736              3,784
      Deferred costs, net of amortization                                              6,181              7,459
      Other assets                                                                    11,280                542
                                                                                  -----------------------------
                                                                                  $  371,986         $  295,868
                                                                                  =============================
LIABILITIES AND SHAREHOLDERS' EQUITY

      Liabilities

            Mortgage notes payable                                                $  141,882         $  128,839
            Accounts payable and accrued expenses                                      1,264              5,720
            Other liabilities                                                          2,301              1,323
                                                                                  -----------------------------
                 Total liabilities                                                   145,447            135,882

      Shareholders' Equity
            Preferred stock, par value $.01 per share - authorized 20,000,000
                 shares, none outstanding                                                  -                  -
            Common stock, par value $.01 per share - authorized 150,000,000 shares, issued and outstanding 13,056,054 and 10,012,054 shares
                 in 1996 and 1995, respectively                                          131                100
            Paid-in capital                                                          233,497            166,975
            Accumulated deficit                                                       (7,089)            (7,089)
                                                                                  -----------------------------
                                                                                     226,539            159,986
                                                                                  -----------------------------
                                                                                  $  371,986         $  295,868
                                                                                  =============================

See accompanying notes.



JDN REALTY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
                                                                                         Years Ended December 31,
                                                                         ----------------------------------------------------------
(in thousands, except per share data)                                        1996                  1995                1994
-----------------------------------------------------------------------------------------------------------------------------------
Revenues:

      Minimum and percentage rents                                       $  32,933             $  27,466            $  19,035
      Recoveries from tenants                                                3,475                 3,245                2,478
      Other revenue                                                            215                   651                  512
                                                                         ----------------------------------------------------------
            Total revenues                                                  36,623                31,362               22,025

Operating expenses:
      Operating and maintenance                                              2,586                 2,231                1,618
      Real estate taxes                                                      1,817                 1,970                1,321
      General and administrative                                             3,367                 2,818                2,236
      Depreciation and amortization                                          7,786                 6,558                4,768
                                                                         ----------------------------------------------------------
            Total operating expenses                                        15,556                13,577                9,943
                                                                         ----------------------------------------------------------
Income from operations                                                      21,067                17,785               12,082
Other income (expense):
      Interest expense, net                                                 (5,598)               (6,977)              (6,919)
      Other income (expense), net                                             (187)                 (151)                  64
      Equity in net income of unconsolidated entities                        1,415                   125                    -
                                                                         ----------------------------------------------------------
Income before net gain (loss) on real estate sales and
      extraordinary items                                                   16,697                10,782                5,227
Net gain (loss) on real estate sales                                           (15)                  486                 (134)
                                                                         ----------------------------------------------------------

Income before extraordinary items                                           16,682                11,268                5,093
Extraordinary items                                                              -                  (531)              (2,092)
                                                                         ----------------------------------------------------------
Net income                                                               $  16,682             $  10,737            $   3,001
                                                                         ==========================================================

Income per share

      Income before extraordinary items                                  $    1.50             $    1.28
      Extraordinary items                                                        -                 (0.06)
                                                                         -------------------------------
       Net income                                                        $    1.50             $    1.22
                                                                         ===============================

See accompanying notes.

JDN REALTY CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND OWNERS' DEFICIT

                                                            Owners'      Common        Paid-in     Accumulated
(in thousands, except per share data)                       Deficit       Stock        Capital       Deficit      Total
------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1994                                  $  (4,978)    $        -   $      -     $       -    $ (4,978)
      Capital distributions to Principals,
            January 1, 1994 to March 28, 1994                (1,907)             -          -             -      (1,907)
      Net loss, January 1, 1994 to March 28, 1994              (197)             -          -             -        (197)
      Proceeds from offering of common stock                      -             68    135,881             -     135,949
      Transfer of Principals' interests at time of
            the 1994 Offering                                 7,082              7          -        (7,089)          -
      Net capital distributions to Principals,
            March 29, 1994 to December 31, 1994
            in conjunction with the 1994 Offering and
            related formation transactions                        -              -     (3,900)            -      (3,900)
      Distributions, March 29, 1994 to December 31, 1994
            ($1.33 per share)                                     -              -     (6,796)       (3,198)     (9,994)
      Net income, March 29, 1994 to December 31, 1994             -              -          -         3,198       3,198
                                                         ---------------------------------------------------------------
Balance, December 31, 1994                                        -             75    125,185        (7,089)    118,171
      Proceeds from offering of common stock                      -             25     46,852             -      46,877
      Issuance of shares under dividend
            reinvestment plan                                     -              -         33             -          33
      Distributions ($1.80 per share)                             -              -     (5,095)      (10,737)    (15,832)
      Net income                                                  -              -          -        10,737      10,737
                                                         ---------------------------------------------------------------

Balance, December 31, 1995                                        -            100    166,975        (7,089)    159,986
      Proceeds from offerings of common stock                     -             31     71,513             -      71,544
      Distributions ($1.88 per share)                             -              -     (4,991)      (16,682)    (21,673)
      Net income                                                  -              -          -        16,682      16,682
                                                         ---------------------------------------------------------------

 Balance, December 31, 1996                               $       -     $      131   $233,497     $  (7,089)   $226,539
                                                         ===============================================================

See accompanying notes.

JDN REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Years Ended December 31,
                                                                            --------------------------------------------------------
(in thousands)                                                                    1996              1995              1994
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                              $     16,682      $     10,737      $       3,001
      Adjustments to reconcile net income to net cash provided by operating activities:
                 Depreciation                                                        7,516             6,250              4,487
                 Amortization                                                        1,774             1,670              1,603
                 Equity in net income of unconsolidated entities                    (1,415)             (125)                 -
                 Net (gain) loss on real estate sales                                   15              (486)               134
                 Extraordinary items                                                     -               531              2,092
                 Changes in assets and liabilities:
                      Rents receivable                                                 420              (802)              (898)
                      Accounts payable and accrued expenses                             99               223               (399)
                      Other liabilities                                                979                54               (315)
                                                                            --------------------------------------------------------
Net cash provided by operating activities                                           26,070            18,052              9,705

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of shopping center properties                                       (6,815)           (5,053)          (134,176)
      Improvements to shopping center properties                                      (772)             (964)            (1,494)
      Development of shopping center properties                                    (48,264)          (43,021)           (14,333)
      Change in restricted cash for land purchase escrow                                 -             3,662             (3,662)
      Proceeds from real estate sales                                                    -             1,671                667
      Investments in and advances to JDN Development Company, Inc.                 (16,495)          (13,364)            (4,257)
      Investments in and advances to joint ventures                                   (772)           (3,767)                 -
      Other                                                                        (10,865)             (282)               635
                                                                            --------------------------------------------------------
Net cash used in investing activities                                              (83,983)          (61,118)          (156,620)

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from mortgages and notes payable                                     82,251            54,227            109,721
      Principal payments on mortgages and notes payable                            (69,208)          (38,720)           (73,323)
      Distributions paid                                                           (26,229)          (14,571)            (6,700)
      Distributions to Principals                                                        -                 -             (5,495)
      Net proceeds from offerings of common stock                                   71,544            46,877            135,949
      Net proceeds from issuance of shares under dividend reinvestment plan              -                33                  -
      Deferred financing costs                                                        (246)             (328)           (10,663)
      Prepayment penalties                                                               -                 -             (1,760)
      Change in restricted cash for debt escrows                                      (599)           (1,780)            (1,006)
      Other                                                                              -                 -                544
                                                                            --------------------------------------------------------
Net cash provided by financing activities                                           57,513            45,738            147,267
                                                                            --------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                      (400)            2,672                352
Cash and cash equivalents at beginning of year                                       3,109               437                 85
                                                                            --------------------------------------------------------
Cash and cash equivalents at end of year                                     $       2,709     $       3,109     $          437
                                                                            ========================================================

See accompanying notes.

JDN Realty Corporation
Notes to Consolidated Financial Statements
December 31, 1996
(dollars in thousands, except per share data)

1.  THE COMPANY AND BASIS OF PRESENTATION
The Company

     JDN Realty Corporation (the "Company") is a real estate development company which specializes in the development and asset management of retail shopping centers which are located primarily in the Southeast and are anchored by value-oriented retailers.

     The Company was incorporated on December 2, 1993 by the shareholders of JDN Enterprises, Inc. (the "Principals") and merged with JDN Enterprises, Inc. ("Enterprises") on December 29, 1993. The Company was formed to continue and expand the real estate businesses of the Principals and Enterprises. On March 29, 1994, the Company completed an initial public offering of 6,785,000 shares of its common stock (the "1994 Offering") which netted proceeds of $135,949 to the Company. Concurrently, the Company obtained a $75,000, seven-year, fixed rate term loan (the "Term Debt").

     The net proceeds from the 1994 Offering and the Term Debt of approximately $210,949 were used as follows: $74,803 to repay debt (including prepayment penalties), $71,005 to purchase eight properties acquired from parties unrelated to the Company, $35,934 to purchase third party investors' interests and $5,495 to purchase the Principals' interests in certain of the properties, $10,663 to pay costs associated with the Term Debt and a secured line of credit and $13,049 to partially fund the purchase of properties subsequent to the 1994 Offering.

     In 1995 and 1996, the Company completed three follow-on offerings of common stock totaling 5,523,600 shares which netted proceeds of $118,421 to the Company. The Company used the proceeds of these offerings to retire interim financing related to the Company's development, redevelopment, expansion and acquisition activities and to fund the Company's ongoing development and redevelopment activities.

     The Company elected to be taxed as a real estate investment trust ("REIT") beginning with the taxable period ended December 31, 1994.

Basis of Presentation

     The financial statements for periods prior to the 1994 Offering represent the combined accounts of the Company, its predecessor ("Enterprises") and certain partnerships or properties in which the Principals owned a controlling interest (collectively, the "Predecessor Businesses"). The financial statements for periods after the 1994 Offering represent the consolidated financial statements of the Company and its wholly-owned subsidiaries. The Company recorded a net loss in 1994 of $197 for the period prior to the 1994 Offering and recorded net income in 1994 of $3,198 for the period subsequent to the 1994 Offering. All significant intercompany balances and transactions have been eliminated.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Investments in Unconsolidated Entities

     The Company uses the equity method of accounting for investments in non-majority owned entities including those where the Company's ownership is below 20% and the Company has the ability to exercise significant influence over operating and financial policies.

Real Estate Assets

     Shopping center properties are stated at cost less accumulated depreciation. The Company capitalizes costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period of projects until such time as the project becomes operational. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to operations as incurred. Renovations which improve or extend the life of the related assets are capitalized.

     In 1996, the Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This standard requires the Company to record impairment losses on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows related to those assets are less than their carrying amounts. The effect of the adoption was not material.

Deferred Costs

     Costs and fees associated with the Company's debt obligations are included in deferred costs in the accompanying consolidated balance sheets and are amortized over the terms of the related debt agreements. Amortization of these deferred financing costs is included in interest expense on the statements of income. Accumulated amortization totaled approximately $3,948 and $2,426 at December 31, 1996 and 1995, respectively.

Revenue Recognition

     The Company leases space in its shopping centers to tenants and recognizes minimum base rentals as revenue on a straight-line basis over the terms of the operating leases. The tenants are required to pay additional rentals based on common area maintenance expenses, and the Company recognizes such rentals as the revenue is earned. In addition, certain tenants pay incremental rental amounts based on store sales and these percentage rentals are recognized as earned.

     The tenant base includes primarily national or regional retail chains and local retailers, and consequently the Company's credit risk is concentrated in the retail industry. Rents receivable in excess of security deposits are unsecured and are subject to credit losses to this extent.

Net Gain (Loss) on Real Estate Sales

     Net gain (loss) on real estate sales relates to the sale of parcels of land or fully developed shopping centers. The applicable gain or loss is recognized at closing, when the earnings process is deemed to be complete, which generally coincides with the receipt of cash.

Interest Costs

     Interest costs incurred during the development period of new projects are capitalized and depreciated over the building life. Interest costs capitalized were $1,993, $1,538, and $343 for the years ended December 31, 1996, 1995, and 1994, respectively. Interest payments totaled $10,293, $8,542, and $6,390 during the years ended December 31, 1996, 1995, and 1994, respectively.

Stock-Based Compensation

     The Company uses the intrinsic value method for valuing its awards of stock options and recording the related compensation expense, if any. See Note 8 for pro forma disclosures using the fair value method as described in Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation ("FAS 123")."

Income Taxes

     The financial statements for periods prior to the 1994 Offering include various partnerships, joint ventures and individually owned properties which were not subject to corporate federal or state income taxes. Each partner, venturer, or owner reflected its pro-rata share of income or losses in its individual tax return.

     Effective January 1, 1994, the Company elected "S" corporation status and operated as such until March 26, 1994. This election had no material effect on the financial statements. As a result, no entities subject to federal income taxes were included in the financial statements in 1994 prior to March 26, 1994 and accordingly no provision for income taxes was recorded for that period.

     The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986 (the "Code") and began operating as such on March 27, 1994. As a result, the Company is not subject to federal income taxes to the extent that it distributes annually at least 95% of its taxable income to its shareholders and
satisfies certain other requirements defined in the Code.   Accordingly, no
provision was made for federal income taxes in the accompanying consolidated financial statements for periods subsequent to March 27, 1994.

     The Company declared distributions per share of $1.88, $1.80, and $1.33 during the years ended December 31, 1996, 1995, and 1994, and these distributions are summarized as follows:

                                        Years ended December 31,

                                  1996           1995           1994
                                 ------------------------------------
Ordinary income                  $ 1.58         $ 1.43         $ 0.52
Return of capital                  0.30           0.34           0.77
Long term capital gains               -           0.03           0.04
                                 ------------------------------------
                                 $ 1.88         $ 1.80         $ 1.33
                                 ====================================
Per Share Data

     Earnings per share data for 1994 are not relevant because the results of operations include the period prior to the 1994 Offering, which represents combined operations of partnerships and corporations. Net income per share for the period subsequent to the 1994 Offering, March 29, 1994 to December 31, 1994, was $.42 based on weighted average shares outstanding of 7,530,844. Net income per share for the years ended December 31, 1996 and 1995 was based on weighted average shares outstanding of 11,085,835 and 8,819,303.

Statements of Cash Flows

     The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. In connection with the 1994 purchase of shopping center properties, the Company assumed two loans totaling $11,820 whose effects have been excluded from the statements of cash flows.

Restricted Cash
     Restricted cash includes escrow deposits for, among other things, debt service, property taxes and replacement reserves held by a lender.

Use of Estimates

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial
statements and accompanying notes.   Actual results could differ from those
estimates.

Reclassifications

     Certain amounts as previously reported have been reclassified to conform to the current year's presentation.

3.  MORTGAGE NOTES PAYABLE
     The Company's mortgage notes payable consisted of the following:


                                               December 31,
                                      ---------------------------
                                          1996             1995
-----------------------------------------------------------------
Term Debt                             $  71,771        $  72,663
Bank Credit Facility                     28,800           11,300
Mortgage Note Payable                     6,553            6,677
Construction Loans                       34,758           38,199
                                      ---------------------------
                                      $ 141,882        $ 128,839
                                      ===========================

     The Term Debt represents a 6.75% fixed rate loan secured by 20 of the Company's properties with a net book value of $130,596. Principal and interest are payable to certificate holders of JDN REMIC Trust in monthly installments of $479 through March 2001. At that date, all remaining unpaid principal is due.

     The Bank Credit Facility represents a $40 million line of credit with a bank secured by 17 of the Company's properties with a net book value of $59,592. The Company may draw on the Bank Credit Facility in amounts not to exceed 60% of the value of the 17 properties securing the Bank Credit Facility or 635% of the aggregate Net Operating Income, as defined, of the 17 properties for the most recent four quarters. Interest on the Bank Credit Facility is 1.50% above the rate for 30-day Eurodollar deposits and is payable monthly. At December 31, 1996, the Company had the ability to draw an additional $11,200 on the Bank Credit Facility and the rate was 7.12%. Advances on the Bank Credit Facility mature in June 1998.

     The Mortgage Note Payable represents a 7.38% fixed rate loan secured by one property with a net book value of $8,766. Principal and interest are due monthly in installments of $50 through December 2003 at which time all remaining unpaid principal is due.

     The Construction Loans represent various loans to fund construction of shopping center developments whose costs generally approximate the loan balances. The loans are secured by the land and improvements on the shopping center developments. Interest on the Construction Loans is payable monthly at rates ranging from LIBOR plus 1.50% to LIBOR plus 1.75%, and the Construction Loans mature in 1997, 1998, and 1999. At December 31, 1996, the weighted average interest rate for the Construction Loans was 6.95% and $2,394 was available to fund additional construction costs.

     During 1996, the Company entered into a swap transaction as a hedge against increasing rates on its floating rate debt. Under the initial terms of the agreement, the Company paid a fixed rate of 6.44% and received a variable rate equal to the rate for the one-month LIBOR rate based on the notional amount in the contract. As of December 31, 1996, the notional amount was $70,000; on January 1, 1997, the notional amount increased to $80,000. On February 12, 1997, the Company amended the terms of the swap transaction by reducing the notional amount to $50,000, increasing the fixed rate the Company pays to 6.48% and extending the maturity date to January 1, 2001. The Company records net amounts received or paid under this contract as adjustments to interest expense.

As of December 31, 1996, principal payments are due as follows:

------------------------------------------------------------------------------
   1997                                                             $    2,611
   1998                                                                 49,407
   1999                                                                 14,944
   2000                                                                  1,296
   2001                                                                 67,792
   Thereafter                                                            5,832
                                                                    ----------
                                                                    $  141,882
                                                                    ==========

     Based upon borrowing rates management believes are available to the Company for loans with similar terms and average maturities, the fair value of mortgage notes payable was estimated to be $143,257 at December 31, 1996. Based upon amounts that the Company would pay to terminate the swap transaction on December 31, 1996, the fair value of the swap transaction is estimated to be $631 at December 31, 1996.

4.  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED ENTITIES

The Company owns 1% of the outstanding voting stock and 100% of the outstanding non-voting stock of JDN Development Company, Inc. ("Development Company"). J. Donald Nichols, the Company's Chairman and Chief Executive Officer, owns the remaining 99% of the outstanding voting stock of Development Company. The Company accounts for its investment in Development Company on the equity method because management believes that it is able to exercise significant influence over the operating and financial policies of Development Company. The Company also owns 50% economic interests in two joint ventures formed for the purpose of developing shopping centers in Loganville, Georgia, and Asheville, North Carolina.

     Combined summarized financial information on these three entities is as follows:


                                                                            December 31,
                                                                      1996                1995

                                                              -----------------------------------------
Assets
      Operating property                                           $        47,972     $         4,497
      Property under development                                            38,546              31,785
                                                              -----------------------------------------
            Total real estate                                               86,518              36,282
      Other assets                                                           6,636               1,067
                                                              -----------------------------------------
                                                                   $        93,154      $       37,349
                                                              =========================================

Liabilities
      Mortgage notes payable                                       $        48,474      $       14,595
      Notes and advances payable to JDN Realty Corporation                  30,977              14,482
      Other liabilities                                                      3,599                 378
                                                              -----------------------------------------
                                                                            83,050              29,455
Equity                                                                      10,104               7,894
                                                              -----------------------------------------
                                                                   $        93,154      $       37,349
                                                              =========================================


                                                                        Years Ended December 31,
                                                                           1996               1995
                                                              -----------------------------------------
Rental revenues                                                    $          2,969   $              88
Operating expenses                                                             (654)                (13)
                                                              -----------------------------------------
       Income from operations                                                 2,315                  75

Interest expense                                                             (1,313)               (178)
Net gain on real estate sales                                                 2,358               1,042
Other expense, net                                                           (1,344)               (806)
                                                              =========================================
       Net income                                                  $          2,016    $            133
                                                              =========================================


     There were no significant items of income or expense related to these entities for the year ended December 31, 1994.

     Income (losses) from sitework development contracts associated with sales of land parcels are included in net gain on real estate sales. Changes in estimates associated with these contracts increased net gain on real estate sales in 1996 by approximately $1,153 and increased net income by approximately $679. The Company's share of this increase was $672 which is included in equity in net income of unconsolidated entities in the accompanying statements of income.

5.  OPERATING LEASES

     Shopping center properties are leased to tenants under operating leases with expiration dates extending to the year 2021. As of December 31, 1996, approximate future minimum rentals due under noncancellable operating leases, excluding tenant reimbursements of operating expenses and additional rentals based on tenants' sales volume, were as follows:

------------------------------------------------------------------------------
   1997                                                             $   35,659
   1998                                                                 33,406
   1999                                                                 30,686
   2000                                                                 28,416
   2001                                                                 26,317
   Thereafter                                                          262,209
                                                                    ----------
                                                                    $  416,693
                                                                    ==========


     As of December 31, 1996, Wal-Mart Stores, Inc., a national retailer, was an anchor in 26 of the Company's shopping centers. Wal-Mart was a tenant of the Company in 16 of the shopping centers and in the remaining 10, an unrelated party owned that portion of the center. Rentals from this significant tenant were approximately 22%, 20%, and 20% of total minimum and percentage rent for the years ended December 31, 1996, 1995, and 1994, respectively. As of December 31, 1996, Lowe's Companies, Inc., a national retailer, was an anchor in seven of the Company's shopping centers. Lowe's was a tenant of the Company in six of the shopping centers and in the remaining one, an unrelated party owned that portion of the center. Rentals from this significant tenant were 11%, 8%, and 6% of total minimum and percentage rent for the years ended December 31, 1996, 1995, and 1994, respectively. There were no other tenants which represented more than 10% of the Company's total minimum and percentage rent in any year presented.

6.  EXTRAORDINARY ITEMS

     In 1995, the Company terminated and satisfied in full a secured line of credit with a bank which was scheduled to mature in 1997. The Company charged unamortized deferred financing costs related to this facility of $403 to earnings as a component of extraordinary items. Also charged to extraordinary items in 1995 was $128 in unamortized deferred financing costs related to an unscheduled principal payment on the Term Debt. During 1994, in connection with the 1994 Offering, the Company charged to extraordinary items prepayment penalties of $1,760 on the early extinguishment of several notes payable. In addition, the Company charged unamortized deferred financing fees of $332 to earnings related to notes paid off in conjunction with the 1994 Offering as a component of extraordinary items.

7.  RELATED PARTY TRANSACTIONS

     The Company had the following related party transactions in 1994 increasing or (decreasing) shareholders' equity and owners' deficit which were consummated prior to, in contemplation of, or in conjunction with the 1994 Offering:

                                                                    Year Ended
                                                                    December 31,
                                                                        1994
--------------------------------------------------------------------------------
Non-cash transactions
    Distributions of property to the Principals                     $  (2,096)
    Distribution of note payable to the Principals                      2,921
    Distribution of notes receivable to the Principals                 (1,137)
Cash distributions to the Principals                                   (5,495)
                                                                    ---------
                                                                    $  (5,807)
                                                                    =========

8.  STOCK OPTION PLANS

     During 1993, the Company adopted the JDN Realty Corporation 1993 Incentive Stock Plan under which 1,320,813 shares of the Company's common stock are reserved for issuance to individuals providing services to the Company, its subsidiaries and affiliated entities at the discretion of the Compensation Committee of the Board of Directors. Under the plan, the exercise price of the options granted will not be less than the fair market value of the shares on the date of grant for incentive stock options and will not be less than 50% of the fair market value of the shares on the date of grant for non-qualified stock options. The options expire 10 years from the date of grant. Options granted in 1994 vest one-third after six months and one-third in each of the two successive twelve month periods thereafter. Options granted in 1995 vest nine years after the grant date; however, the vesting period may accelerate if certain performance measures are met. As of December 31, 1996, 408,000 options were available for grant and 612,813 of the options granted were exercisable. The following is a summary of plan activity since inception:


                                                                     Number of Shares          Option Price
1993 Incentive Stock Plan                                           Underlying Options           Per Share
-----------------------------------------------------------------------------------------------------------------------
Options outstanding, January 1, 1994                                          -                       -
            Granted                                                       633,813              $22.00 to $23.25
            Exercised                                                         -                       -
                                                     ------------------------------------------------------------------

Options outstanding, December 31, 1994                                    633,813              $22.00 to $23.25
            Granted                                                       300,000                   $20.25
            Exercised                                                         -                       -
            Forfeited                                                     (13,000)                  $23.25
                                                     ------------------------------------------------------------------

Options outstanding, December 31, 1995                                    920,813              $20.25 to $23.25
            Granted                                                           -                       -
            Exercised                                                         -                       -
            Forfeited                                                      (8,000)                  $23.25
                                                     ------------------------------------------------------------------
Options outstanding, December 31, 1996                                    912,813              $20.25 to $23.25
                                                     ==================================================================


     During 1993, the Company adopted the JDN Realty Corporation 1993 Non-Employee Directors Stock Option Plan reserving 300,000 shares of common stock to be granted as follows: 3,000 options to each Non-Employee Director serving the Company on the closing date of the 1994 Offering and thereafter on January 1 of each year. The exercise price of each option will equal the fair market value of the shares on the date of grant. The options expire 10 years from the date of grant and vest in the following manner: (1) one-third two years after the date of grant, (2) one-third three years after the date of grant, and (3) one-third four years after the date of grant. As of December 31, 1996, 273,000 shares were available for grant and 3,000 of the options granted were exercisable. The following is a summary of plan activity:

                                                           Number of Shares                      Option Price
1993 Non-Employee Directors Stock Option Plan             Underlying Options                      Per Share
-----------------------------------------------------------------------------------------------------------------------
Options outstanding, January 1, 1994                                          -                       -
            Granted                                                        12,000                   $22.00
            Exercised                                                         -                       -
                                                     ------------------------------------------------------------------

Options outstanding, December 31, 1994                                     12,000                   $22.00
            Granted                                                        12,000                   $20.00
            Exercised                                                         -                       -
            Forfeited                                                      (6,000)             $20.00 to $22.00
                                                     ------------------------------------------------------------------

Options outstanding, December 31, 1995                                     18,000              $20.00 to $22.00
            Granted                                                         9,000                  $22.375
            Exercised                                                         -                       -
            Forfeited                                                         -                       -
                                                     ------------------------------------------------------------------
Options outstanding, December 31, 1996                                     27,000             $20.00 to $22.375
                                                     ==================================================================


     Pro forma information regarding net income and earnings per share is required by FAS 123 using an acceptable fair value method for all options granted by the Company subsequent to December 31, 1994. The Company estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.39%; dividend yield of 6.80%; volatility factor of the expected market price of the Company's common stock of 0.15, and a weighted-average expected life of the option of 9 years. The effect on net income and net income per share for pro forma disclosure purposes was not material for 1996 or 1995.

9.  PROFIT SHARING PLAN

     The Company offers to employees the JDN Realty Corporation Savings and Profit Sharing Plan, a defined contribution plan, which intends to qualify under
Section 401(a) and 401(k) of the Code. All employees of the Company as of the plan adoption date were eligible to participate in the plan. Employees hired after such date and who have completed six months of service with the Company may participate in the plan. Participants may contribute up to 20% of their base salary to the plan and any matching contribution by the Company is discretionary. During the years ended December 31, 1996 and 1995, the Company contributed $25 and $25 respectively, to the plan.

10.  EMPLOYEE STOCK PURCHASE PLAN

     During 1995, the Company adopted the JDN Realty Corporation 1995 Employee Stock Purchase Plan which is expected to qualify as an "Employee Stock Purchase Plan" within the meaning of Section 423 of the Code. The plan became effective on March 1, 1996. The plan authorizes the sale of up to 100,000 shares of common stock to eligible employees of the Company at a 15% discount from the market price. During 1996 and 1995, no shares were issued under the plan.

11.  DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     During 1995, the Company adopted the JDN Realty Corporation Dividend Reinvestment and Stock Purchase Plan. The plan allows shareholders to automatically reinvest cash dividends in and make optional cash purchases of shares of the Company's common stock. As of December 31, 1996, 1,610 shares had been issued under the plan and 498,390 were reserved for issuance.

12.  COMMITMENTS AND CONTINGENCIES

     As of December 31, 1996, the Company guaranteed all or portions of five loans of Development Company or its subsidiaries in the amount of $29,354. The loans are secured by property owned by Development Company or its subsidiaries and are due in 1998 and 1999.

     As of December 31, 1996, the Company had executed construction contracts at three of its development sites and had $1,939 in costs remaining to be incurred under these contracts.

     The Company is obligated to purchase the interests of its joint venture partners in two limited liability companies each formed for the purpose of developing a shopping center project. In addition as of December 31, 1996, the Company has executed contracts to purchase three shopping center projects which are subject to certain due diligence contingencies. On February 14, 1997, the Company purchased a shopping center property in Jackson, Mississippi, for $9.1 million. The Company is pursuing other acquisition and development opportunities in the ordinary course of business which are not yet subject to definitive agreements.

     In conjunction with the purchase contract for one of the projects noted above, the Company purchased a $10.5 million mortgage loan secured by the project under contract which accrues interest at 11% and matures January 15, 1998. This loan is included in other assets on the balance sheet.

13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     The following is a summary of the unaudited quarterly financial information for the years ended December 31, 1996 and 1995:

                                                                Quarters
                                              First       Second       Third       Fourth
------------------------------------------------------------------------------------------
1996:
Revenues                                    $ 8,688      $ 8,910      $ 9,159     $ 9,866
Net income                                    3,618        4,155        4,311       4,598

Per share:
Net income                                  $  0.35      $  0.38      $  0.39     $  0.39

1995:
Revenues                                    $ 7,452      $ 7,591      $ 7,839     $ 8,480
Income before extraordinary items             2,076        1,902        3,288       4,002
Net income                                    2,076        1,902        2,757       4,002

Per share:

Income before extraordinary items          $   0.28     $   0.25     $   0.33    $   0.40
Net income                                     0.28         0.25         0.28        0.40


14.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     The following unaudited supplemental pro forma information has been prepared as if the 1994 Offering and related transactions had been consummated on January 1, 1994. In management's opinion, all adjustments necessary to reflect the effects of the formation transactions in connection with the 1994 Offering have been made.

                                                                1994                                            1994
                                                             Historical        Adjustments                    Pro Forma
--------------------------------------------------------------------------------------------------------------------------
Revenues:
        Revenues from rental properties                      $    21,513     $        3,182(1)              $    24,695
        Other                                                        512                  3(1)                      515
                                                             --------------------------------------------------------------
                Total revenues                                    22,025              3,185                      25,210

Operating expenses:
        Expenses from rental properties                            2,939                443(2)                    3,382
        General and administrative                                 2,236                123(3)                    2,359
        Depreciation and amortization                              4,768                725(4)                    5,493
                                                             -------------------------------------------------------------
                Total operating expenses                           9,943              1,291                      11,234

Income from operations                                            12,082              1,894                      13,976
Interest expense, net                                             (6,919)                37(5),(6)               (6,882)
Other, net                                                            64                  -                          64
                                                             -------------------------------------------------------------
Income from continuing operations                                  5,227              1,931                       7,158
Net loss on real estate sales                                       (134)                 -                        (134)
                                                             -------------------------------------------------------------
Income before extraordinary items                                  5,093              1,931                       7,024
Extraordinary items                                               (2,092)             2,092                           -
                                                             -------------------------------------------------------------
Net income                                                   $     3,001     $        4,023                $      7,024
                                                             =============================================================

Per share data:
         Net income                                                                                        $       0.93
                                                                                                           ===============

Weighted average shares outstanding                                                                           7,530,844
                                                                                                           ===============


(1) Reflects the revenue of eight properties acquired from third parties and four properties which were previously accounted for on the cost or equity method.
(2)  Reflects expenses associated with the 12 properties described above.
(3) Reflects estimated additional general and administrative expenses which would have been incurred operating as a public company.
(4) Reflects additional depreciation and amortization associated with the 12 properties described above.
(5) Reflects increased interest expense and amortization of deferred loan costs due to the Term Debt, less the effect of the payoff of certain mortgages with proceeds from the 1994 Offering and the Term Debt.
(6) Reflects increased interest income related to the investment of excess 1994 Offering and Term Debt proceeds.

REPORT OF INDEPENDENT AUDITORS
SHAREHOLDERS AND BOARD OF DIRECTORS
JDN REALTY CORPORATION

     We have audited the accompanying consolidated balance sheets of JDN Realty Corporation and Predecessor Businesses as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity and owners' deficit, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JDN Realty Corporation and Predecessor Businesses at December 31, 1996 and 1995 and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                    ERNST & YOUNG LLP



Atlanta, Georgia
February 21, 1997

                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                      JDN REALTY CORPORATION

                                                          (In thousands)

------------------------------------------------------------------------------------------------------------------------------------
              COL. A                        COL. B                           COL. C                    COL. D         COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                           Additions
                                                              ------------------------------------
                                      Balance at Beginning    Charged to Costs   Charged to Other     Deducions    Balance at End
     Description                           of Period           and Expenses      Accounts-Describe    Describe       of Period
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996:
  Deduct from asset accounts:
    Allowance for Doubtful Accounts          $277                 $350                                  $217(1)         $410
                                             ====                 ====                                  ====            ====

Year ended December 31, 1995:
  Deduct from asset accounts:
    Allowance for Doubtful Accounts          $265                 $132                                  $120(1)         $277
                                             ====                 ====                                  ====            ====

Year ended December 31, 1994:
  Deduct from asset accounts:
    Allowance for Doubtful Accounts          $371                 $ 11                                  $117(1)         $265
                                             ====                 ====                                  ====            ====

(1) Write-off of uncollectible rents receivable.

            Schedule III - Real Estate and Accumulated Depreciation
                            JDN Realty Corporation
                               December 31, 1996
                                (In thousands)

           COL. A                                COL. B               COL. C                     COL. D
--------------------------------------------------------------------------------------------------------------------
                                                                                       Cost Capitalized Subsequent
                                                             Initial Cost to Company         to Acquisition
                                                             -----------------------   -----------------------------
                                                                       Buildings and                        Carrying
Description                                   Encumbrances     Land    Improvements      Improvements        Costs
--------------------------------------------------------------------------------------------------------------------
OPERATING PROPERTY:
Pepperell Corners (Opelika, AL)                $  6,675      $ 2,062     $ 11,705          $    67            $ -

White Sands (Fort Walton, FL)                       718          556            -            1,022              -

Capital West (Tallahassee, FL)                    3,373        2,400            -            4,855              -

Felton's Crossing (Cartersville, GA)              1,651          358            -            3,230              -

Banks Station (Fayetteville, GA)                  5,455        1,672        9,604              152              -

Five Forks Village (Lawrenceville, GA)            4,091        1,245        7,065               70              -

Ellis Crossing (Griffin, GA)                      1,364          300            -            2,476              -

Town Center (Lawrenceville, GA)                   9,832        2,962       17,037              228              -

Five Forks Crossing (Lilburn, GA)                 3,014          930        5,287               19              -

Merchant Square (Riverdale, GA)                     718          191            -            1,347              -

Shannon Square (Union City, GA)                   2,081          517            -            4,114              -

East Ridge Crossing (Hendersonville, NC)          2,081            -            -            4,224              -

Pineridge Crossing (Rockingham, NC)               3,517          510            -            7,000              -

Wallace Crossing (Wallace, NC)                    2,225          665        3,843               44              -

Myrtle Grove (Wilmington, NC)                     5,168        2,500            -            8,801              -

Ashley Crossing (Charleston, SC)                  5,885        2,182       10,354               27              -

Overlook at Hamilton Place (Chattanooga, TN)      6,962        1,595       12,725               38              -

Farragut Pointe (Farragut, TN)                    2,368          731        4,165               19              -

Country Bridge (Memphis, TN)                      2,440          750        4,294               14              -

Lexington Commons (Lexington, VA)                 2,153        1,000            -            3,581              -

               COL. A                                                 COL. E                          COL. F
----------------------------------------------------------------------------------------------------------------
                                                            Gross Amount at which Carried
                                                                at close of Period
                                                    -----------------------------------------
                                                                  Buildings and                    Accumulated
                                                        Land      Improvements        Total        Depreciation
----------------------------------------------------------------------------------------------------------------
OPERATING PROPERTY:
Pepperell Corners (Opelika, AL)                       $ 2,062         $11,772         $ 13,834        $ 1,030

White Sands (Fort Walton, FL)                             452           1,022            1,474            297

Capital West (Tallahassee, FL)                          2,040           4,855            6,895            988

Felton's Crossing (Cartersville, GA)                      177           3,230            3,407          1,179

Banks Station (Fayetteville, GA)                        1,522           9,756           11,278            863

Five Forks Village (Lawrenceville, GA)                  1,245           7,135            8,380            625

Ellis Crossing (Griffin, GA)                              302           2,476            2,778            833

Town Center (Lawrenceville, GA)                         2,962          17,265           20,227          1,537

Five Forks Crossing (Lilburn, GA)                         930           5,306            6,236            465

Merchant Square (Riverdale, GA)                           191           1,347            1,538            299

Shannon Square (Union City, GA)                           195           4,114            4,309          1,218

East Ridge Crossing (Hendersonville, NC)                    -           4,224            4,224          1,055

Pineridge Crossing (Rockingham, NC)                       203           7,000            7,203          1,590

Wallace Crossing (Wallace, NC)                            665           3,887            4,552            338

Myrtle Grove (Wilmington, NC)                           1,877           8,801           10,678          1,542

Ashley Crossing (Charleston, SC)                        2,182          10,381           12,563            917

Overlook at Hamilton Place (Chattanooga, TN)            1,595          12,763           14,358          1,096

Farragut Pointe (Farragut, TN)                            731           4,184            4,915            367

Country Bridge (Memphis, TN)                              750           4,308            5,058            378

Lexington Commons (Lexington, VA)                         882           3,581            4,463            745

               COL. A                            COL. G        COL. H              COL. I
------------------------------------------------------------------------------------------------------
                                                                          Life on which depreciation
                                                Date of        Date       in latest income statements
                                              Construction    Acquired          is computed
------------------------------------------------------------------------------------------------------
OPERATING PROPERTY:
Pepperell Corners (Opelika, AL)                  1993           1994      Building 31.5 years (1)

White Sands (Fort Walton, FL)                    1986           1985      Building 31.5 years (1)
                                                                          Sign 20 years (2)
Capital West (Tallahassee, FL)                   1990           1989      Building 31.5 years (1)
                                                                          Sign 20 years (2)
Felton's Crossing (Cartersville, GA)             1984           1983      Building 31.5 years (1)

Banks Station (Fayetteville, GA)                 1990           1994      Building 31.5 years (1)

Five Forks Village (Lawrenceville, GA)           1990           1994      Building 31.5 years (1)

Ellis Crossing (Griffin, GA)                     1986           1985      Building 31.5 years (1)
                                                                          Sign 20 years (2)
Town Center (Lawrenceville, GA)                  1989           1994      Building 31.5 years (1)

Five Forks Crossing (Lilburn, GA)                1990           1994      Building 31.5 years (1)

Merchant Square (Riverdale, GA)                  1989           1989      Building 31.5 years (1)

Shannon Square (Union City, GA)                  1986           1984      Building 31.5 years (1)
                                                                          Sign 20 years (2)
East Ridge Crossing (Hendersonville, NC)         1988           1988      Building 31.5 years (1)
                                                                          Sign 20 years (2)
Pineridge Crossing (Rockingham, NC)              1988           1986      Building 31.5 years (1)

Wallace Crossing (Wallace, NC)                   1989           1994      Building 31.5 years (1)

Myrtle Grove (Wilmington, NC)                    1991           1988      Building 31.5 years (1)
                                                                          Sign 20 years (2)
Ashley Crossing (Charleston, SC)                 1991           1994      Building 31.5 years (1)

Overlook at Hamilton Place (Chattanooga, TN)     1992           1994      Building 31.5 years (1)

Farragut Pointe (Farragut, TN)                   1991           1994      Building 31.5 years (1)

Country Bridge (Memphis, TN)                     1993           1994      Building 31.5 years (1)

Lexington Commons (Lexington, VA)                1989           1988      Building 31.5 years (1)

            Schedule III - Real Estate and Accumulated Depreciation
                            JDN Realty Corporation
                               December 31, 1996
                                (In thousands)

           COL. A                                COL. B               COL. C                     COL. D
--------------------------------------------------------------------------------------------------------------------
                                                                                       Cost Capitalized Subsequent
                                                             Initial Cost to Company         to Acquisition
                                                             -----------------------   -----------------------------
                                                                       Buildings and                        Carrying
Description                                   Encumbrances     Land    Improvements      Improvements        Costs
--------------------------------------------------------------------------------------------------------------------
OPERATING PROPERTY:
Southland Plaza (Decatur, AL)                  $      -      $ 1,013     $  5,802          $     -            $ -

East Side Plaza (Gadsden, AL)                     1,037          172            -            2,318              -

Pepperell Corners, Phase II (Opelika, AL)         1,552          744        1,628              (35)             -

Riverplace (Canton, GA)                             950          456            -            2,188              -

River Pointe (Canton, GA)                             -          370        2,301               39              -

Bartow Marketplace (Cartersville, GA)                 -        3,513       16,688              129              -

Dodge County (Eastman, GA)                        1,066          350            -            2,316              -

Foodmax Plaza (Fort Oglethorpe, GA)               3,110        1,092        6,204               57              -

North Main Street (LaFayette, GA)                 1,382          215            -            3,137              -

LaGrange Wal-Mart (LaGrange, GA)                    662          180            -            1,404              -

Beacon Heights (Madison, GA)                      1,987          607            -            4,106              -

Newnan Crossing (Newnan, GA)                     19,164        3,750       17,745              129              -

Pike Nursery (Peachtree City, GA)                     -        1,007            1                -              -

Freeway Junction (Stockbridge, GA)                2,794          979        5,550               26              -

Woodstock Place (Woodstock, GA)                       -           48            -            7,649              -

Pike Nursery (Woodstock, GA)                          -        1,320            1                -              -

University Commons (Greenville, NC)              14,042        3,557       15,865                -              -

Chesterfield Commons (Cheraw, SC)                   979          141            -            2,144              -

Kelley Corners (Lake City, SC)                    2,477          415        5,385               26              -

Merchants Walk (Sumter, SC)                         403          130            -              786              -


               COL. A                                                 COL. E                          COL. F
----------------------------------------------------------------------------------------------------------------
                                                            Gross Amount at which Carried
                                                                at close of Period
                                                    -----------------------------------------
                                                                   Buildings and                    Accumulated
                                                       Land        Improvements        Total        Depreciation
----------------------------------------------------------------------------------------------------------------
OPERATING PROPERTY:
Southland Plaza (Decatur, AL)                         $ 1,013         $ 5,802         $  6,815        $     -

East Side Plaza (Gadsden, AL)                             130           2,318            2,448            954

Pepperell Corners, Phase II (Opelika, AL)                 744           1,593            2,337             89

Riverplace (Canton, GA)                                    66           2,188            2,254            983

River Pointe (Canton, GA)                                 370           2,340            2,710              -

Bartow Marketplace (Cartersville, GA)                   3,513          16,817           20,330            603

Dodge County (Eastman, GA)                                172           2,316            2,488            485

Foodmax Plaza (Fort Oglethorpe, GA)                     1,092           6,261            7,353            478

North Main Street (LaFayette, GA)                         123           3,137            3,260            647

LaGrange Wal-Mart (LaGrange, GA)                          183           1,404            1,587            558

Beacon Heights (Madison, GA)                              550           4,106            4,656            985

Newnan Crossing (Newnan, GA)                            3,750          17,874           21,624            376

Pike Nursery (Peachtree City, GA)                       1,007               1            1,008              -

Freeway Junction (Stockbridge, GA)                        979           5,576            6,555            370

Woodstock Place (Woodstock, GA)                         1,692           7,649            9,341            579

Pike Nursery (Woodstock, GA)                            1,320               1            1,321              -

University Commons (Greenville, NC)                     3,557          15,865           19,422             68

Chesterfield Commons (Cheraw, SC)                         127           2,144            2,271            497

Kelley Corners (Lake City, SC)                            415           5,411            5,826            510

Merchants Walk (Sumter, SC)                               130             786              916            281


               COL. A                            COL. G        COL. H              COL. I
------------------------------------------------------------------------------------------------------
                                                                          Life on which depreciation
                                                Date of        Date       in latest income statements
                                              Construction    Acquired          is computed
------------------------------------------------------------------------------------------------------
OPERATING PROPERTY:
Southland Plaza (Decatur, AL)                    1965           1996      Building 31.5 years (1)

East Side Plaza (Gadsden, AL)                    1979           1980      Building 31.5 years (1)

Pepperell Corners, Phase II (Opelika, AL)        1995           1995      Building 31.5 years (1)

Riverplace (Canton, GA)                          1983           1983      Building 31.5 years (1)

River Pointe (Canton, GA)                        1996           1996      Building 31.5 years (1)
                                                                          Sign 20 years (2)
Bartow Marketplace (Cartersville, GA)            1995           1995      Building 31.5 years (1)
                                                                          Sign 20 years (2)
Dodge County (Eastman, GA)                       1990           1986      Building 31.5 years (1)
                                                                          Sign 20 years (2)
Foodmax Plaza (Fort Oglethorpe, GA)              1973           1994      Building 31.5 years (1)

North Main Street (LaFayette, GA)                1990           1988      Building 31.5 years (1)
                                                                          Sign 20 years (2)
LaGrange Wal-Mart (LaGrange, GA)                 1984           1983      Building 31.5 years (1)

Beacon Heights (Madison, GA)                     1989           1987      Building 31.5 years (1)

Newnan Crossing (Newnan, GA)                     1995           1995      Building 31.5 years (1)
                                                                          Sign 20 years (2)
Pike Nursery (Peachtree City, GA)                               1996      Building 31.5 years (1)

Freeway Junction (Stockbridge, GA)               1988           1994      Building 31.5 years (1)

Woodstock Place (Woodstock, GA)                  1985           1982      Building 31.5 years (1)
                                                                          Sign 20 years (2)
Pike Nursery (Woodstock, GA)                                    1996      Building 31.5 years (1)

University Commons (Greenville, NC)              1996           1996      Building 31.5 years (1)
                                                                          Sign 20 years (2)
Chesterfield Commons (Cheraw, SC)                1990           1986      Building 31.5 years (1)
                                                                          Sign 20 years (2)
Kelley Corners (Lake City, SC)                   1991           1994      Building 31.5 years (1)
                                                                          Sign 20 years (2)
Merchants Walk (Sumter, SC)                      1987           1986      Building 31.5 years (1)
                                                                          Sign 20 years (2)

            Schedule III - Real Estate and Accumulated Depreciation
                            JDN Realty Corporation
                               December 31, 1996
                                (In thousands)

           COL. A                                COL. B               COL. C                     COL. D
--------------------------------------------------------------------------------------------------------------------
                                                                                       Cost Capitalized Subsequent
                                                             Initial Cost to Company         to Acquisition
                                                             -----------------------   -----------------------------
                                                                       Buildings and                        Carrying
Description                                   Encumbrances     Land    Improvements      Improvements        Costs
--------------------------------------------------------------------------------------------------------------------
OPERATING PROPERTY:
Foodmax Plaza (Columbia, TN)                   $  1,930      $   673     $  3,836          $    37            $ -

Alexander Plaza (Franklin, TN)                      202          397            -              426              -

Northcreek Commons (Goodlettsville, TN)           2,189          743        4,311               59              -

Memorial Village (Murfreesboro, TN)               2,822          991        5,636               15              -

Cherokee Square (Tullahoma, TN)                   1,440          503        2,868               18              -

Tri-State Plaza (Burlington, OH)                  3,370        1,563        6,585             (201)             -

Carriage Gate (Richmond, KY)                      6,553        1,398        7,944               38              -
                                               --------      -------     --------          -------            ---
              Total Operating Property         $141,882      $49,453     $194,429          $68,139            $ -
                                               --------      -------     --------          -------            ---
UNDEVELOPED LAND:
  Gadsden, Alabama                              $     -      $    55     $      -          $     -            $ -
  Eastman, Georgia                                    -           68            -                -              -
  Fayetteville, Georgia                               -          150            -                -              -
  LaFayette, Georgia                                  -           84            -                -              -
  Lawrenceville, Georgia                              -          601            -                -              -
  Madison, Georgia                                    -           22            -                -              -
  Hickory, North Carolina                             -          300            -                -              -
  Rockingham, North Carolina                          -          301            -                -              -
  Wallace, North Carolina                             -          251            -                -              -
  Wilmington, North Carolina                          -          451            -                -              -
  Charleston, South Carolina                          -          179            -                -              -
  Lexington, Virginia                                 -          202            -                -              -
                                               --------      -------     --------          -------            ---
                  Total Undeveloped Land       $      -      $ 2,664     $      -          $     -            $ -
                                               --------      -------     --------          -------            ---
                                Subtotal       $141,882      $52,117     $194,429          $68,139            $ -
                                               --------      -------     --------          -------            ---

Property under Development
  Cumming, Georgia                             $      -      $ 4,100     $  1,698          $     -            $ -
  Warner Robins, Georgia                              -          384           24                -              -
  Marietta, Georgia                                   -        3,295           85                -              -
  Greensboro, North Carolina                          -        6,780        3,217                -              -
  Other                                               -            -           63                -              -
                                               --------      -------     --------          -------            ---
        Total Property under Development       $      -      $14,559     $  5,087          $     -            $ -
                                               --------      -------     --------          -------            ---
                                   Total       $141,882      $66,676     $199,516          $68,139            $ -
                                               ========      =======     ========          =======            ===



               COL. A                                                 COL. E                          COL. F
----------------------------------------------------------------------------------------------------------------
                                                            Gross Amount at which Carried
                                                                at close of Period
                                                    -----------------------------------------
                                                                   Buildings and                    Accumulated
                                                        Land       Improvements        Total        Depreciation
----------------------------------------------------------------------------------------------------------------
OPERATING PROPERTY:
Foodmax Plaza (Columbia, TN)                          $   673         $ 3,873         $  4,546        $   297

Alexander Plaza (Franklin, TN)                             24             426              450             55

Northcreek Commons (Goodlettsville, TN)                   743           4,370            5,113            139

Memorial Village (Murfreesboro, TN)                       991           5,651            6,642            436

Cherokee Square (Tullahoma, TN)                           503           2,886            3,389            255

Tri-State Plaza (Burlington, OH)                        1,563           6,384            7,947            354

Carriage Gate (Richmond, KY)                            1,398           7,982            9,380            612
                                                      -------        --------         --------        -------
              Total Operating Property                $47,791        $262,568         $310,359        $27,973
                                                      -------        --------         --------        -------
UNDEVELOPED LAND:
  Gadsden, Alabama                                    $    55         $     -         $     55        $     -
  Eastman, Georgia                                         68               -               68              -
  Fayetteville, Georgia                                   150               -              150              -
  LaFayette, Georgia                                       84               -               84              -
  Lawrenceville, Georgia                                  601               -              601              -
  Madison, Georgia                                         22               -               22              -
  Hickory, North Carolina                                 300               -              300              -
  Rockingham, North Carolina                              301               -              301              -
  Wallace, North Carolina                                 251               -              251              -
  Wilmington, North Carolina                              451               -              451              -
  Charleston, South Carolina                              179               -              179              -
  Lexington, Virginia                                     202               -              202              -
                                                      -------        --------         --------        -------
                  Total Undeveloped Land              $ 2,664        $      -         $  2,664        $     -
                                                      -------        --------         --------        -------
                                Subtotal              $50,455        $262,568         $313,023(3)     $27,973
                                                      -------        --------         --------        -------

Property under Development
  Cumming, Georgia                                    $ 4,100       $   1,698         $  5,798        $     -
  Warner Robins, Georgia                                  384              24              408              -
  Marietta, Georgia                                     3,295              85            3,380              -
  Greensboro, North Carolina                            6,780           3,217            9,997              -
  Other                                                     -              63               63              -
                                                      -------        --------         --------        -------
        Total Property under Development              $14,559        $  5,087         $ 19,646        $     -
                                                      -------        --------         --------        -------
                                 Total                $65,014        $267,655         $332,669        $27,973
                                                      =======        ========         ========        =======

               COL. A                            COL. G        COL. H              COL. I
------------------------------------------------------------------------------------------------------
                                                                          Life on which depreciation
                                                Date of        Date       in latest income statements
                                              Construction    Acquired          is computed
------------------------------------------------------------------------------------------------------
OPERATING PROPERTY:
Foodmax Plaza (Columbia, TN)                     1993           1994      Building 31.5 years (1)

Alexander Plaza (Franklin, TN)                   1983           1983      Building 31.5 years (1)

Northcreek Commons (Goodlettsville, TN)          1987           1995      Building 31.5 years (1)

Memorial Village (Murfreesboro, TN)              1972           1994      Building 31.5 years (1)

Cherokee Square (Tullahoma, TN)                  1989           1994      Building 31.5 years (1)

Tri-State Plaza (Burlington, OH)                 1995           1995      Building 31.5 years (1)
                                                                          Sign 20 years (2)
Carriage Gate (Richmond, KY)                     1992           1994      Building 31.5 years (1)


                            JDN Realty Corporation
                               December 31, 1996
                                (in thousands)

------------
(1) Estimated useful life of building.
(2) Estimated useful life of sign.
(3) Aggregate cost for Federal income tax purposes of $315,851.
(4) Reconciliation of "Real Estate and Accumulated Depreciation":

                                                   Years Ended December 31,
                                                  1996       1995       1994
                                                ------------------------------
    Investment in Real Estate
      Balance at beginning of year              $276,818   $229,986   $ 72,080
      Additions/Improvements                      56,538     49,187    157,906
      Deductions                                    (687)    (2,355)         -
                                                --------   --------   --------
      Balance at end of year                    $332,669   $276,818   $229,986
                                                ========   ========   ========
    Accumulated Depreciation
      Balance at beginning of year              $ 20,312   $ 14,034   $  9,991
      Additions charged to costs and expenses      7,739      6,511      4,958
      Deductions                                     (78)      (233)      (915)
                                                --------   --------   --------
      Balance at end of year                    $ 27,973   $ 20,312   $ 14,034
                                                ========   ========   ========

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          JDN REALTY CORPORATION

Dated:  March 28, 1997             By:  /s/ J. Donald Nichols
                                          --------------------------------------
                                          J. Donald Nichols
                                          Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                      Title                      Date
         ---------                      -----                      ----

/s/ J. Donald Nichols         Chairman and Chief Executive    March 28, 1997
----------------------------  Officer
J. Donald Nichols


/s/ Elizabeth L. Nichols      President and Director          March 28, 1997
----------------------------
Elizabeth L. Nichols


/s/ William J. Kerley         Chief Financial Officer         March 28, 1997
----------------------------
William J. Kerley


/s/ John D. Harris, Jr.       Controller                      March 28, 1997
----------------------------
John D. Harris, Jr.


/s/ Haywood D. Cochrane, Jr.  Director                        March 28, 1997
----------------------------
Haywood D. Cochrane, Jr.


/s/ William B. Greene         Director                        March 28, 1997
----------------------------
William B. Greene


/s/ Craig Macnab              Director                        March 28, 1997
----------------------------
Craig Macnab


/s/ Robert P. Corker, Jr.     Director                        March 28, 1997
----------------------------
Robert P Corker, Jr.


                                                     EXHIBIT INDEX
       3.1  Articles of Restatement of JDN Realty Corporation (1)
       3.2  Articles of Merger of JDN Enterprises, Inc. with and into the Company (2)
       3.3  Bylaws of the Company (1)
       4    Specimen stock certificate (3)
      10.1  JDN Realty Corporation 1993 Incentive Stock Plan, as amended (4)
      10.2  JDN Realty Corporation 1993 Non-Employee Director Stock Option Plan (2)
      10.3  JDN Realty Corporation Savings and Profit Sharing Plan (2)
      10.4  Indemnification Agreement by and between J. Donald Nichols and JDN Realty Corporation, dated February 23, 1994 (2)
      10.5  Indemnification Agreement by and between Elizabeth L. Nichols and JDN Realty Corporation, dated February 23, 1994 (2)
      10.6  Indemnification Agreement by and between William J. Kerley and JDN Realty Corporation, dated February 23, 1994 (2)
      10.7  Term Credit Agreement dated as of March 25, 1994 between JDN Structured Finance 1, Inc., as Borrower, and Bankers
            Trust Company, as Lender (5)
      10.8  Amended and Restated Revolving Credit Agreement dated as of August 29, 1995 among JDN Realty Corporation, as
            Borrower, The Lenders Party Hereto and Bankers Trust Company, as Agent (6)
      10.9  JDN Realty Corporation Dividend Reinvestment and Stock
            Purchase Plan (7)
     10.10  JDN Realty Corporation 1995 Employee Stock Purchase Plan (4)
     10.11  First Amendment to Amended and Restated Revolving Credit Agreement by and between Bankers Trust Company, as Agent, and the Company dated June 21, 1996 (8)
     10.12  Swap Transaction between Morgan Guaranty Trust Company of New York and JDN Realty Corporation, dated July 10, 1996 (9)
     10.13  Employment Agreement by and between J. Donald Nichols and the Company, dated as of December 1, 1996
     10.14  Employment Agreement by and between Elizabeth L. Nichols and the Company, dated as of December 1, 1996
     10.15  Employment Agreement by and between William J. Kerley and the Company, dated as of December 1, 1996
     10.16  Employment Agreement by and between David L. Henzlik and the Company, dated as of December 1, 1996
     11     Statement regarding computation of per share earnings
     21     Subsidiaries of the Company
     23     Consent of Independent Auditors
     27     Financial Data Schedule
      99.1  Cautionary Statements for Purposes of the Private Securities Litigation Reform Act of 1995 (10)
      99.2  Federal Income Tax and ERISA Considerations (10)

     (1) Filed as an exhibit to the Company's filing on Form 8-K dated November 7, 1996, previously filed pursuant to the Securities Exchange Act of 1934, and hereby incorporated by reference.

     (2) Filed as an exhibit to the Company's Registration Statement on Form S-11 (No. 33-73710) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

     (3) Filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-22339) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

     (4) Filed as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-1848) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

     (5) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1994, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

     (6) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

     (7) Filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 33-90868) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

     (8) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1996, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

     (9) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1996, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

     (10) Filed as an exhibit to the Company's filing on Form 8-K dated March 25, 1997 previously filed pursuant to the Securities Exchange Act of 1934, and hereby incorporated by reference.