Form 10-Q
period 1997-03-31
JDN REALTY CORP
filed 1997-05-02
CIK 916836

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________.

Commission file number       1-12844
                         --------------

                              JDN REALTY CORPORATION
                              ----------------------
             (Exact name of registrant as specified in its charter)

       Maryland                                  58-1468053
---------------------------         ------------------------------------
(State of Jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

            3340 Peachtree Road, NE, Suite 1530, Atlanta, GA  30326
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

Yes    X      No
   ---------    --------

       As of April 25, 1997, 15,457,886 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS

                                                                      Page No.
                                                                      --------
Condensed Consolidated Balance Sheets - March 31, 1997 and
December 31, 1996                                                         2

Condensed Consolidated Statements of Income - Three Months Ended
March 31, 1997 and 1996                                                   3

Condensed Consolidated Statements of Cash Flows - Three Months
Ended March 31, 1997 and 1996                                             4

Notes to Condensed Consolidated Financial Statements                      5

                            JDN REALTY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          March 31,                December 31,
                                                             1997                      1996
                                                        --------------            --------------
                                                         (Unaudited)
                                                                     (In thousands)
ASSETS
  Shopping center properties, at cost:
    Land                                                 $     52,321              $     50,455
    Buildings and improvements                                273,916                   262,568
    Property under development                                 30,117                    19,646
                                                        --------------            --------------

                                                              356,354                   332,669
    Less: accumulated depreciation and amortization           (30,151)                  (27,973)
                                                        --------------            --------------

      Shopping center properties, net                         326,203                   304,696
  Cash and cash equivalents                                       697                     2,709
  Restricted cash - escrow                                      2,456                     3,659
  Rents receivable                                              1,809                     2,208
  Investments in and advances to unconsolidated entities       46,109                    41,253
  Deferred costs, net of amortization                           5,839                     6,181
  Other assets                                                 11,428                    11,280
                                                        --------------            --------------

                                                         $    394,541              $    371,986
                                                         =============             =============


LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities
    Mortgage notes payable                               $    101,316              $    141,882
    Accounts payable and accrued expenses                       1,424                     1,264
    Other liabilities                                           1,282                     2,301
                                                        --------------            --------------

      Total Liabilities                                       104,022                   145,447

  Shareholders' Equity
    Preferred stock, par value $.01 per share-
      authorized 20,000,000 shares, none outstanding               -                         -
    Common stock, par value $.01 per share-
      authorized 150,000,000 shares, issued and
      outstanding 15,457,886 and 13,056,054 shares
      in 1997 and 1996, respectively                              155                       131
    Paid-in capital                                           297,453                   233,497
    Accumulated deficit                                        (7,089)                   (7,089)
                                                        --------------            --------------

      Total Shareholders' Equity                              290,519                   226,539
                                                        --------------            --------------

                                                         $    394,541              $    371,986
                                                         =============             =============

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                           Three Months Ended March 31,
                                                            1997                  1996
                                                        ------------           -----------
                                                                 (In thousands)
Revenues:
  Minimum and percentage rents                             $  9,352                $ 7,799
  Recoveries from tenants                                       895                    842
  Other revenue                                                  32                     47
                                                         ----------             ----------

    Total revenues                                           10,279                  8,688

Operating expenses:
  Operating and maintenance                                     677                    607
  Real estate taxes                                             485                    464
  General and administrative                                    953                    737
  Depreciation and amortization                               2,220                  1,857
                                                         ----------             ----------

    Total operating expenses                                  4,335                  3,665
                                                         ----------             ----------

  Income from operations                                      5,944                  5,023

Other income (expense):
  Interest expense                                           (1,446)                (1,553)
  Other income, net                                             284                     28
  Equity in net income of unconsolidated entities               721                    120
                                                         ----------             ----------

    Net income                                             $  5,503              $   3,618
                                                         ==========             ==========

Net income per share                                       $   0.40              $    0.35
                                                         ==========             ==========

Weighted average shares outstanding                          13,617                 10,386
                                                         ==========             ==========




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                           3

                         JDN REALTY CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                                                   Three Months Ended March 31,
                                                                    1997                    1996
                                                             ---------------           ---------------
                                                                           (In thousands)
Net cash provided by operating activities                         $    7,653            $    7,017

Cash flows from investing activities:
  Development of shopping center properties                          (10,975)               (6,541)
  Improvements to shopping center properties                            (247)                 (231)
  Purchase of shopping center properties                              (5,203)                    -
  Investments in and advances to unconsolidated entities              (4,856)               (7,783)
  Other                                                                 (184)                 (239)
                                                                  ----------            ----------

Net cash used in investing activities                                (21,465)              (14,794)

Cash flows from financing activities:
  Proceeds from mortgages and notes payable                           16,424                13,226
  Principal payments on mortgages and notes payable                  (64,250)              (22,094)
  Deferred financing costs                                               (53)                  (23)
  Increase (decrease) in restricted cash for debt escrow               1,203                  (580)
  Proceeds from issuance of common shares, net of
    underwriting commissions and offering expenses                    65,787                21,780
  Dividends paid                                                      (7,311)               (4,555)
                                                                  ----------            ----------

Net cash provided by financing activities                             11,800                 7,754
                                                                  ----------            ----------

Decrease in cash and cash equivalents                                 (2,012)                  (23)

Cash and cash equivalents, beginning of period                         2,709                 3,109
                                                                  ----------            ----------

Cash and cash equivalents, end of period                          $      697            $    3,086
                                                                  ==========            ==========



  SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JDN REALTY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1997


1.   THE COMPANY

     JDN Realty Corporation (the "Company") is a real estate company which specializes in the development and asset management of retail shopping centers which are located primarily in the Southeast and are anchored by value-oriented retailers. As of March 31, 1997, the Company owned and operated, either directly or through affiliated entities or joint ventures, a total of 53 shopping center properties and had 12 projects under construction. The Company is operating as a real estate investment trust ("REIT") for federal income tax purposes.

     The Company owns an interest in JDN Development Company, Inc. ("Development Company"), which is structured such that the Company owns 99% of the economic interest while J. Donald Nichols, the Company's Chairman and Chief Executive Officer, owns the remaining 1% and controls Development Company's operations and activities through his voting common stock ownership. Current tax laws restrict the ability of REITs to engage in certain activities, such as the sale of certain properties and third party fee development; because it is not a REIT, Development Company may engage in real estate development activities such as the sale of all or a portion of a development project. As of March 31, 1997, the Company had invested $6.1 million in Development Company in the form of equity capital, $25.2 million in the form of secured notes receivable and $9.9 million in the form of unsecured advances.


2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Income Taxes. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986 (the "Code"). As a result, the Company will not be subject to federal income taxes to the extent that it distributes annually at least 95% of its taxable income to its shareholders and satisfies certain other requirements defined in the Code. Accordingly, no provision has been made for federal income taxes in the accompanying condensed consolidated financial statements for the periods presented.

     Earnings Per Share. Net income per share for the three months ended March 31, 1997 and 1996 is based on the weighted average number of common shares outstanding during the respective periods.

     New Accounting Standard. In April 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share and Disclosure of Information About Capital Structure (the "New Standard"). The New Standard replaces APB Opinion No. 15, Earnings Per Share, and among other things eliminates "primary" earnings per share and requires the presentation of "basic" earnings per share, which excludes from consideration common stock equivalents. The Company will adopt the New Standard in the first quarter of 1998, and based on current circumstances, does not believe the effect of adoption will be material.

     Reclassifications. Certain amounts as previously reported have been reclassified to conform to the current period's presentation.


4.   DISTRIBUTION

     On February 27, 1997, the Company's Board of Directors declared a cash distribution of $.475 per share payable March 31, 1997 to shareholders of record on March 21, 1997.


5.   SWAP TRANSACTION

     During 1996, the Company and Morgan Guaranty Trust Company of New York ("Morgan") entered into a swap transaction as a hedge against increasing rates on floating rate debt. Under the initial terms of the agreement, the Company paid a fixed rate of 6.44% and received a variable rate equal to the rate for the one-month LIBOR rate based on the notional amount in the contract. As of December 31, 1996, the notional amount was $70 million; on January 1, 1997, the notional amount increased to $80 million. On February 12, 1997, the Company amended the terms of the swap transaction by reducing the notional amount to $50 million, increasing the fixed rate the Company pays to 6.48% and extending the maturity date to January 1, 2001. The Company records net amounts received or paid under this contract as adjustments to interest expense.


6.   COMMON STOCK OFFERING

     On March 11, 1997, the Company completed a public offering of 2,400,000 shares of common stock which netted proceeds of approximately $65.8 million to the Company. The Company used the proceeds from this offering to repay construction loans and amounts outstanding under its secured line of credit.


7.   ACQUISITIONS

     On February 26, 1997, the Company acquired a shopping center in Jackson, Mississippi containing 108,043 square feet of gross leasable area for approximately $9.1 million, $7.3 million of which represents the assumption of indebtedness. On March 25, 1997, the Company acquired a shopping center in South Boston, Virginia containing 77,530 square feet of gross leasable area for approximately $3.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

     JDN Realty Corporation (the "Company") is a real estate company which specializes in the development and asset management of retail shopping centers which are located primarily in the Southeast and are anchored by value-oriented retailers. As of March 31, 1997, the Company owned and operated, either directly or through affiliated entities or joint ventures, a total of 53 shopping center properties and had 12 projects under construction. The Company is operating as a real estate investment trust ("REIT") for federal income tax purposes.

     The Company owns an interest in JDN Development Company, Inc. ("Development Company"), which is structured such that the Company owns 99% of the economic interest while J. Donald Nichols, the Company's Chairman and Chief Executive Officer, owns the remaining 1% and controls Development Company's operations and activities through his voting common stock ownership. Current tax laws restrict the ability of REITs to engage in certain activities, such as the sale of certain properties and third party fee development; because it is not a REIT, Development Company may engage in real estate development activities such as the sale of all or a portion of a development project. As of March 31, 1997, the Company had invested $6.1 million in Development Company in the form of equity capital, $25.2 million in the form of secured notes receivable and $9.9 million in the form of unsecured advances.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 1997 to the Three Months Ended March 31, 1996

     Minimum and percentage rents increased $1.6 million or 20% to $9.4 million for the three months ended March 31, 1997 as compared to the same period in 1996. Of this increase, $1.2 million relates to newly developed and redeveloped properties and $318,000 relates to three properties acquired in Decatur, Alabama in December 1996, Jackson, Mississippi in February 1997, and South Boston, Virginia in March 1997 (the "Acquisition Properties"). The remaining increase relates to higher rental revenues at existing properties.

     Recoveries from tenants increased $53,000 or 6% to $895,000 between periods. Of this increase, $57,000 relates to newly developed and redeveloped properties and $26,000 relates to the Acquisition Properties. These increases are offset by a $30,000 reduction due to a decrease in recoverable expenses at existing properties.

     Other revenue decreased $15,000 or 32% between periods. This decrease is the result of a reduction in revenues associated with managing and leasing fewer properties for third party owners.

     Operating and maintenance expenses increased $70,000 or 12% between periods. Of this increase, $53,000 relates to newly developed and redeveloped properties and $28,000 relates to the Acquisition Properties, offset by an $11,000 decrease related to existing properties.

     Real estate taxes increased $21,000 or 5% to $485,000 for the three months ended March 31, 1997 from $464,000 for the same period in 1996. Of this increase, $17,000 relates to the property taxes associated with newly developed and redeveloped properties and $22,000 relates to the Acquisition Properties. These increases are offset by a decrease in property taxes at the existing properties due primarily to the separate tax platting of an anchor tenant tract.

     General and administrative expenses increased $216,000 or 29% between periods. This increase primarily reflects the cost of additional employees and other expenses associated with the increase in the number of properties managed and leased by the Company and higher public company costs.

     Depreciation and amortization expense increased $363,000 or 20% between periods. Of this increase, $253,000 relates to newly developed and redeveloped properties and $67,000 relates to the Acquisition Properties. The remaining increase relates primarily to amortization of tenant improvements, tenant allowances and leasing commissions for new tenants and to amortization of leasehold improvements and depreciation of furniture and fixtures at the Company's corporate offices.

     Interest expense decreased $107,000 or 7% between periods due primarily to a decrease in average debt balances resulting from equity offerings in 1996 and 1997.

     Other income increased $256,000 between periods due primarily to interest income earned on a $10.5 million mortgage note receivable purchased in December 1996.

     Equity in net income of unconsolidated entities represents the Company's share of the net income of Development Company and two joint ventures formed for the purpose of developing shopping center properties. The increase of $601,000 between periods is due primarily to the operations of newly developed properties in Asheville, North Carolina; Loganville, Georgia; Steubenville, Ohio; Conyers, Georgia; and Warner Robins, Georgia and to increased land sales activity by Development Company.

Funds From Operations

     Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts, Inc. to mean net income, computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company generally considers FFO a widely used and appropriate measure of performance for an equity REIT which provides a relevant basis for comparison among REITs. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash flows from operations as defined by generally accepted accounting principles, should not be considered an alternative to net income as an indicator of operating performance and is not indicative of cash available to fund all cash flow needs. The Company has presented below the calculation of FFO for the periods indicated:

(Dollars in thousands except per share data)                 Three Months Ended March 31,
                                                               1997                1996
                                                           ------------       ------------
Net income                                                      $  5,503        $   3,618
Depreciation of real estate assets                                 2,082            1,747
Amortization of tenant allowances and tenant improvements             32               29
Amortization of deferred leasing commissions                          64               59
Net loss on real estate sales                                          -               15
Extraordinary items                                                    -                -
Depreciation of real estate assets held in
   unconsolidated entities                                           194               16
                                                             -----------      -----------
FFO                                                            $   7,875          $ 5,484
                                                             ===========      ===========

Occupancy

     The Company's properties were 98.0% leased as of March 31, 1997.


FORWARD-LOOKING STATEMENTS

     Management has included below certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. When used, statements which are not historical in nature including the words "anticipate," "estimate," "should," "expect," "believe," "intend" and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Among the factors that could cause actual results to differ materially from those projected are the following: business conditions and the general economy, especially as they affect interest rates; business conditions, especially as they affect value-oriented retailers; the federal, state and local regulatory environment; availability of debt and equity capital with favorable terms and conditions; availability of new development and acquisition opportunities; changes in the financial condition or corporate strategy of the Company's primary retail tenants and in particular Wal-Mart and Lowe's ability to complete and lease existing development and redevelopment projects on schedule and within budget; and inability of the Company to maintain its qualification as a REIT. Other risks, uncertainties and factors that could cause actual results to differ materially than those projected are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are cash generated from operating activities and proceeds from construction loans, lines of credit and equity offerings. The Company's primary uses of funds are development, redevelopment and acquisition of shopping center properties, distributions to shareholders, scheduled debt amortization, and capital improvements to its existing shopping center properties. The Company generally uses cash provided by operations to fund its distributions to shareholders, capital improvements to existing properties and scheduled amortization of its indebtedness. The Company uses proceeds from its construction loans and its line of credit to finance its development, redevelopment and acquisition activities. The Company uses proceeds from equity offerings to repay construction loans, amounts outstanding under its line of credit and to fund its ongoing development, redevelopment and acquisition activities.

     In March 1997, the Company completed a public offering of 2,400,000 shares of common stock which netted proceeds of approximately $65.8 million to the Company. The Company used the proceeds from this offering to repay construction loans and amounts outstanding under its $40 million secured line of credit (the "Bank Credit Facility"). As a result of this offering, the Company's debt to total market capitalization ratio declined from 28.2% as of December 31, 1996 to 19.5% as of March 31, 1997. Management believes that this lower leverage enables the Company to borrow more competitively and increases its flexibility in the financing of its development, redevelopment and acquisition activities with debt and equity securities.

     The Company's total indebtedness as of March 31, 1997 consisted of the following:


                                                                                                         Percent
                                                      Principal          Interest      Maturity          of Total
                                                       Balance             Rate          Date          Indebtedness
                                                      ------------      ----------    -----------     -------------
                                                     (in thousands)
Fixed Rate
   Term Debt                                            $   71,543          8.64%(1)  29-Mar-01            70.6%
   Mortgage note payable - Richmond, Kentucky                6,523          7.38%     01-Dec-03             6.4%
   Mortgage note payable - Jackson, Mississippi              7,250          9.25%     01-Mar-17             7.2%
                                                        ----------      ---------                      ----------
                                                            85,316          8.59%                          84.2%
Floating Rate
   Bank Credit Facility                                     16,000          7.55%(2)  30-Jun-98            15.8%
                                                        ----------      ---------                      ----------
                                                            16,000          7.55%                          15.8%
                                                        ----------      ---------                      ----------
                                                        $  101,316          8.43%                         100.0%
                                                        ==========      =========                      =========


WEIGHTED AVERAGE INTEREST RATES:

                                                                            Weighted              Weighted
                                                      Principal              Average               Average
                                                       Balance          Interest Rate (3)     Interest Rate (4)
                                                   ----------------      ---------------      -----------------
   Fixed Rate Debt                                  $       85,316                8.59%                 7.01%
   Hedged Floating Rate Debt                                16,000                9.50%                 7.98%
                                                   ----------------      ---------------      -----------------
   Total Debt                                       $      101,316                8.74%                 7.16%
                                                   ================      ===============      =================

(1) Represents stated rate plus amortization of deferred loan costs.
(2) Stated rate of 30-day Eurodollar plus 1.50%.
(3) Interest when the amortization of deferred loan costs is included.
(4) Interest when the amortization of deferred loan costs is excluded.


     As of March 31, 1997, the Company had $24.0 million available under the Bank Credit Facility.

     In March 1997, the Company entered into a commitment letter with a bank for a $150 million unsecured line of credit (the "Unsecured Line") which is intended to replace the Bank Credit Facility. Borrowings under the Unsecured Line are currently expected to initially bear interest at LIBOR plus 1.40%. The interest rate under the Unsecured Line is currently expected to decrease if the Company receives an investment grade rating from Moody's and Standard & Poor's rating agencies. The Company expects to close the Unsecured Line by May 15, 1997; however, there can be no assurance that the Unsecured Line will close and the inability to close or a delay in closing could have an adverse effect on the Company's ability to fund its development and acquisition activities.

     During 1996, the Company and Morgan Guaranty Trust Company of New York ("Morgan") entered into a swap transaction as a hedge against increasing rates on its floating rate debt. Under the initial terms of the agreement, the Company paid a fixed rate of 6.44% and received a variable rate equal to the rate for the one-month LIBOR rate based on the notional amount in the contract. As of December 31, 1996, the notional amount was $70 million; on January 1, 1997, the notional amount increased to $80 million. On February 12, 1997, the Company amended the terms of the swap transaction by reducing the notional amount to $50 million, increasing the fixed rate the Company pays to 6.48% and extending the maturity date to January 1, 2001.

     As of March 31, 1997, the Company had development activities underway totaling approximately 1.8 million square feet of gross leasable area which the Company expects to own. This development activity includes projects undertaken by the Company directly, through Development Company, or through joint ventures in which either the Company or Development Company participates directly or indirectly (the "Joint Ventures"). Management expects completion of these projects to have a positive effect on cash generated by operating activities. Additional funding required for these projects is estimated to be $57.5 million. As of March 31, 1997, the Company, Development Company and the Joint Ventures had construction loans in place which are expected to fund $12.5 million of these costs. Management has a commitment from a financial institution which should fund an additional $21.0 million on these projects. Management expects to fund the remaining costs and the cost of any future projects undertaken by the Company or Development Company with construction loans from financial institutions and advances on its Bank Credit Facility or the Unsecured Line. If the Company is unable to fund future projects with construction lending arrangements, advances on its Bank Credit Facility or the Unsecured Line, it expects to seek other sources of funding which may include, for example, joint ventures, public or private placements of equity, or public or private placements of debt. However, there can be no assurance that these sources will be available.

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

     In order to meet the Company's long term liquidity requirements, management anticipates that the Company's cash from operating activities will continue to increase as a result of new developments, redevelopments, expansions, acquisitions and improved operations at existing centers. These activities should enable the Company to make its distribution payments to shareholders, maintain and improve its properties, make scheduled debt payments, and obtain debt or equity financing for its development, redevelopment and acquisition projects. All of the Company's debt requires balloon payments in the future. The Bank Credit Facility matures in 1998; the Term Debt matures in 2001; a note payable of $6.5 million matures in 2003; and a note payable of $7.3 million matures in 2017. Management intends to refinance or repay these loans with proceeds from other sources of capital at or prior to their respective maturities. Management will evaluate various alternatives and select the best options based on market conditions at the time. Management expects to seek additional equity financing when market conditions are favorable in order to maintain its debt-to-total-market-capitalization ratio within acceptable limits. Management also expects to seek debt financing in the next 12 months if market conditions are favorable in order to repay the Term Debt. However, there can be no assurance that debt and equity markets will be favorable in the future, and unfavorable markets could limit the Company's ability to grow its business or repay or refinance maturing debt.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not applicable.

ITEM 5.   OTHER INFORMATION
          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          27   Financial Data Schedule

          (b)  Reports on Form 8-K

               During the three months ended March 31, 1997, the Company filed the following reports on Form 8-K:

               (i) Form 8-K dated March 3, 1997 containing the following:

                    (1)  Supplemental Information package as of December 31,
                        1996 and for the three months and year then ended relating to financial and operational data of the Company.

                    (2) Press Release announcing the declaration of cash
                        dividend for the quarter ended March 31, 1997.

               (ii) Form 8-K dated March 12, 1997, related to the Company's execution of an Underwriting Agreement dated March 5, 1997 with Merrill Lynch and Co. and A.G. Edwards & Sons, Inc. (the "Underwriter") in connection with the sale by the Company to the Underwriters of 2,400,000 shares of the Company's common stock at a price of $29.00 per share, which closed March 11, 1997.

              (iii) Form 8-K dated March 25, 1997 containing cautionary
                    statements for purposes of the Private Securities Litigation Reform Act of 1995 and certain Federal income tax and ERISA considerations.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      April 28, 1997                               /s/ J. Donald Nichols
-----------------------------------          -----------------------------------
          (Date)                                   J. Donald Nichols
                                                   Chief Executive Officer



      April 28, 1997                              /s/ William J. Kerley
-----------------------------------          -----------------------------------
          (Date)                                  William J. Kerley
                                                  Chief Financial Officer