Form 10-Q
period 1997-06-30
JDN REALTY CORP
filed 1997-07-23
CIK 916836

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                        to                       .
                               ----------------------    ----------------------

Commission file number       1-12844
                      --------------

                            JDN REALTY CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Maryland                                       58-1468053
---------------------------                 -----------------------------------
(State of Jurisdiction of                   (I.R.S. Employer Identification No.)
incorporation or organization)

            3340 Peachtree Road, NE, Suite 1530, Atlanta, GA  30326
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

Yes    X      No
   ---------  ----------

     As of July 18, 1997, 15,461,612 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                                    PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS

                                                                  Page No.
                                                                  --------


Condensed Consolidated Balance Sheets - June 30, 1997 and
December 31, 1996                                                    2

Condensed Consolidated Statements of Income - Three Months
Ended June 30, 1997 and 1996                                         3

Condensed Consolidated Statements of Income - Six Months
Ended June 30, 1997 and 1996                                         4

Condensed Consolidated Statements of Cash Flows - Six Months
Ended June 30, 1997 and 1996                                         5

Notes to Condensed Consolidated Financial Statements                 6

                            JDN REALTY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           June 30,                December 31,
                                                             1997                      1996
                                                        --------------            --------------
                                                         (Unaudited)
                                                                   (In thousands)
ASSETS
  Shopping center properties, at cost:
    Land                                                 $     57,843             $      50,455
    Buildings and improvements                                298,769                   262,568
    Property under development                                 64,085                    19,646
                                                        --------------            --------------

                                                              420,697                   332,669
    Less: accumulated depreciation and amortization           (32,835)                  (27,973)
                                                        --------------            --------------

      Shopping center properties, net                         387,862                   304,696
  Cash and cash equivalents                                    15,934                     2,709
  Restricted cash - escrow                                      2,535                     3,659
  Rents receivable                                              1,272                     2,208
  Investments in and advances to unconsolidated entities       52,931                    41,253
  Deferred costs, net of amortization                           5,753                     6,181
  Other assets                                                 11,457                    11,280
                                                         -------------            --------------

                                                         $    477,744             $     371,986
                                                         =============             =============


LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities
    Unsecured line of credit                             $    100,000              $         -
    Mortgage notes payable                                     85,032                   141,882
    Accounts payable and accrued expenses                       2,092                     1,264
    Other liabilities                                           1,563                     2,301
                                                        --------------            --------------

      Total Liabilities                                       188,687                   145,447

  Shareholders' Equity
    Preferred stock, par value $.01 per share-
      authorized 20,000,000 shares, none outstanding               -                         -
    Common stock, par value $.01 per share-
      authorized 150,000,000 shares, issued and
      outstanding 15,461,612 and 13,056,054 shares
      in 1997 and 1996, respectively                              155                       131
    Paid-in capital                                           295,991                   233,497
    Accumulated deficit                                        (7,089)                   (7,089)
                                                        --------------            --------------

      Total Shareholders' Equity                              289,057                   226,539
                                                        --------------            --------------

                                                         $    477,744             $     371,986
                                                         =============            ==============

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                        Three Months Ended June 30,
                                                          1997               1996
                                                      ------------       ------------
                                                              (In thousands)
Revenues:
  Minimum and percentage rents                        $  9,882            $  7,967
  Recoveries from tenants                                  978                 868
  Other revenue                                             56                  75
                                                      --------            --------
    Total revenues                                      10,916               8,910

Operating expenses:
  Operating and maintenance                                734                 599
  Real estate taxes                                        489                 502
  General and administrative                             1,015                 861
  Depreciation and amortization                          2,332               1,893
                                                      --------            --------
    Total operating expenses                             4,570               3,855
                                                      --------            --------
  Income from operations                                 6,346               5,055

Other income (expense):
  Interest expense, net                                   (692)             (1,352)
  Other income, net                                        272                  15
  Equity in net income of unconsolidated entities          800                 437
                                                      --------            --------

Income before extraordinary items                        6,726               4,155
Extraordinary items                                       (401)                 -
                                                      --------            --------

    Net income                                        $  6,325            $  4,155
                                                      ========            ========

Net income per share                                  $   0.41            $   0.38
                                                      ========            ========

Weighted average shares outstanding                     15,460              11,012
                                                      ========            ========





SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                  Six Months Ended June 30,
                                                                    1997             1996
                                                                  -------           -------
                                                                      (In thousands)
Revenue:
  Minimum and percentage rents                                    $19,234           $15,767
  Recoveries from tenants                                           1,873             1,709
  Other revenue                                                        87               122
                                                                  -------           -------
    Total revenues                                                 21,194            17,598

Operating expenses:
  Operating and maintenance                                         1,412             1,206
  Real estate taxes                                                   974               966
  General and administrative                                        1,967             1,598
  Depreciation and amortization                                     4,552             3,750
                                                                  -------           -------
    Total operating expenses                                        8,905             7,520
                                                                  -------           -------
  Income from operations                                           12,289            10,078

Other income (expense):
  Interest expense, net                                            (2,137)           (2,905)
  Other income, net                                                   556                43
  Equity in net income of unconsolidated entities                   1,521               557
                                                                  -------           -------
Income before extraordinary items                                  12,229             7,773
Extraordinary items                                                  (401)               -
                                                                  -------           -------
    Net income                                                    $11,828           $ 7,773
                                                                  =======           =======
Net income per share                                              $  0.81           $  0.73
                                                                  =======           =======
Weighted average shares outstanding                                14,543            10,699
                                                                  =======           =======

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                              Six Months Ended June 30,
                                                                                1997              1996
                                                                             -----------       ----------
                                                                                  (In thousands)

Net cash provided by operating activities                                   $   17,473       $   13,994

Cash flows from investing activities:
  Development of shopping center properties                                    (47,528)         (12,516)
  Improvements to shopping center properties                                      (667)            (413)
  Purchase of shopping center properties                                        (6,496)             -
  Investments in and advances to unconsolidated entities                       (15,137)         (25,575)
  Other                                                                         (3,589)          (2,437)
                                                                           -------------     -------------
Net cash used in investing activities                                          (73,417)         (40,941)

Cash flows from financing activities:
  Proceeds from mortgages and notes payable                                    140,424           38,361
  Principal payments on mortgages and notes payable                           (122,296)         (22,342)
  Proceeds from issuance of common shares, net of
    underwriting commissions and offering expenses                              65,731           21,663
  Dividends paid                                                               (15,040)          (9,566)
  Other                                                                            350              692
                                                                           -------------     -------------
Net cash provided by financing activities                                       69,169           28,808
                                                                           -------------     -------------
Increase in cash and cash equivalents                                           13,225            1,861

Cash and cash equivalents, beginning of period                                   2,709            3,109
                                                                           -------------     -------------
Cash and cash equivalents, end of period                                   $    15,934       $    4,970
                                                                           =============     =============





  SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JDN REALTY CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                  (UNAUDITED)
                                 JUNE 30, 1997


1.   THE COMPANY

     JDN Realty Corporation (the "Company") is a real estate company which specializes in the development and asset management of retail shopping centers which are located primarily in the Southeast and are anchored by value-oriented retailers. As of June 30, 1997, the Company owned and operated, either directly or through affiliated entities or a joint venture, a total of 54 shopping center properties and had 17 projects under construction. The Company is operating as a real estate investment trust ("REIT") for federal income tax purposes.

     The Company owns an interest in JDN Development Company, Inc. ("Development Company"), which is structured such that the Company owns 99% of the economic interest while J. Donald Nichols, the Company's Chairman and Chief Executive Officer, owns the remaining 1% and controls Development Company's operations and activities through his voting common stock ownership. Current tax laws restrict the ability of REITs to engage in certain activities, such as the sale of certain properties and third party fee development; because it is not a REIT, Development Company may engage in real estate development activities such as the sale of all or a portion of a development project. As of June 30, 1997, the Company had invested $6.7 million in Development Company in the form of equity capital, $32.1 million in the form of secured notes receivable and $14.1 million in the form of unsecured advances.


2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


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

     Earnings Per Share. Net income per share for the three and six months ended June 30, 1997 and 1996 is based on the weighted average number of common shares outstanding during the respective periods.

     New Accounting Standards. In April 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings Per Share (the "EPS Standard"). The EPS Standard replaces APB Opinion No. 15, Earnings Per Share, and among other things eliminates "primary" earnings per share and requires the presentation of "basic" earnings per share, which excludes from consideration common stock equivalents. The Company will adopt the EPS Standard in the first quarter of 1998, and based on current circumstances, does not believe the effect of adoption will be material.

     Reclassifications. Certain amounts as previously reported have been reclassified to conform to the current period's presentation.


4.   DISTRIBUTION

     On May 22, 1997, the Company's Board of Directors declared a cash distribution of $.50 per share payable June 30, 1997 to shareholders of record on June 20, 1997.


5.   COMMON STOCK OFFERING

     On March 11, 1997, the Company completed a public offering of 2,400,000 shares of common stock which netted proceeds of approximately $65.7 million to the Company. The Company used the proceeds from this offering to repay construction loans and amounts outstanding under its secured line of credit.


6.   ACQUISITIONS

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

     On May 28, 1997, the Company purchased the interest of its third-party joint venture partner in the limited liability company that owned the Asheville, North Carolina property for $283,000. On June 26, 1997, the Company purchased the interest of its third-party joint venture partner in the limited liability company that owned the Loganville, Georgia property for $440,000.


7.   UNSECURED LINE OF CREDIT

     On May 23, 1997, the Company closed on a $150 million unsecured line of credit with Wachovia Bank of Georgia, N.A., as agent (the "Unsecured Credit Facility"). The initial rate on the Unsecured Credit Facility was LIBOR plus 140 basis points; as of July 21, 1997, the interest rate decreased to LIBOR plus 125 basis points. The Unsecured Credit Facility matures in May 2000. The Company may borrow amounts under the Unsecured Credit Facility up to an amount equal to 60% of the value of all Eligible Unencumbered Stabilized Properties, as defined, plus 50% of the cost of all Construction in Progress, as defined. The Unsecured Credit Facility contains the covenants customary for credit facilities of this type including limitations on secured debt, maintenance of minimum interest coverage ratios and maintenance of minimum ratios of unencumbered assets to unsecured debt. The Unsecured Credit Facility replaced the Company's $40 million secured line of credit (the "Bank Credit Facility") which was terminated and satisfied in full. As a result of the termination of the Bank Credit Facility, the Company charged $401,000 in unamortized loan costs to earnings as extraordinary items.

8.   SUBSEQUENT EVENTS

     On July 7, 1997, the Company executed two Treasury Locks in the notional amounts of $50 million and $75 million, respectively, which terminate August 7, 1997. The Company entered into these transactions in an effort to lock interest rates on a portion of a proposed bond offering which is expected to close prior to the termination date of the agreements. The $50 million transaction effectively locks the underlying rate for the proposed 7-year bonds at 6.275%. The $75 million transaction effectively locks the underlying rate for the proposed 10-year bonds at 6.295%. The Company expects to amortize the payments made or received on these transactions over the lives of the related bonds as adjustments to interest expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

     JDN Realty Corporation (the "Company") is a real estate development company which specializes in the development and asset management of retail shopping centers which are located primarily in the Southeast and are anchored by value-oriented retailers. As of June 30, 1997, the Company owned and operated, either directly or through affiliated entities or a joint venture, a total of 54 shopping center properties and had 17 projects under construction. The Company is operating as a real estate investment trust ("REIT") for federal income tax purposes.

     The Company owns an interest in JDN Development Company, Inc. ("Development Company"), which is structured such that the Company owns 99% of the economic interest while J. Donald Nichols, the Company's Chairman and Chief Executive Officer, owns the remaining 1% and controls Development Company's operations and activities through his voting common stock ownership. Current tax laws restrict the ability of REITs to engage in certain activities, such as the sale of certain properties and third party fee development; because it is not a REIT, Development Company may engage in real estate development activities such as the sale of all or a portion of a development project. As of June 30, 1997, the Company had invested $6.7 million in Development Company in the form of equity capital, $32.1 million in the form of secured notes receivable and $14.1 million in the form of unsecured advances.


RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 1997 to the Three Months Ended June 30, 1996

     Minimum and percentage rents increased $1.9 million or 24.0% to $9.9 million for the three months ended June 30, 1997 from $8.0 million for the same period in 1996. Of this increase, $1.1 million relates to newly developed and redeveloped properties. The Company acquired properties in Decatur, Alabama in December 1996, Jackson, Mississippi in February 1997, and South Boston, Virginia in March 1997. In addition, the Company acquired unaffiliated third parties' interests in the limited liability companies which owned the Asheville, North Carolina and Loganville, Georgia properties in May 1997 and June 1997, respectively, and changed its accounting for these two properties from the equity method to the consolidated method. Minimum and percentage rents increased $669,000 due to the operations of the five properties noted above (collectively, the "Acquisition Properties"). The remaining increase relates to higher rental revenues at existing properties.

     Recoveries from tenants increased $110,000 or 12.7% to $978,000 for the three months ended June 30, 1997 from $868,000 for the same period in 1996. Of this increase, $54,000 relates to newly developed and redeveloped properties and $112,000 relates to the Acquisition Properties. These increases are offset by a $56,000 reduction due to a decrease in recoverable expenses at existing properties.

     Other revenue decreased $19,000 or 25.3% to $56,000 for the three months ended June 30, 1997 from $75,000 for the same period in 1996. This decrease is the result of a reduction in revenues associated with managing and leasing fewer properties for third-party owners.

     Operating and maintenance expenses increased $135,000 or 22.5% to $734,000 for the three months ended June 30, 1997 from $599,000 for the same period in 1996. Of this increase, $47,000 relates to newly developed and redeveloped properties and $68,000 relates to the Acquisition Properties. The remaining increase relates to increased expenses at the existing properties.

     Real estate taxes decreased $13,000 or 2.6% to $489,000 for the three months ended June 30, 1997 from $502,000 for the same period in 1996. This decrease relates to the separate tax platting of an anchor tenant tract at an existing property, offset by an increase of $17,000 at newly developed and redeveloped properties and an increase of $43,000 at the Acquisition Properties.

     General and administrative expenses increased $154,000 or 17.9% to $1.0 million for the three months ended June 30, 1997 from $861,000 for the same period in 1996. This increase primarily reflects the cost of additional employees and other expenses associated with the increase in the number of properties owned and operated by the Company.

     Depreciation and amortization expense increased $439,000 or 23.2% to $2.3 million for the three months ended June 30, 1997 from $1.9 million for the same period in 1996. Of this increase, $239,000 relates to newly developed and redeveloped properties and $154,000 relates to the Acquisition Properties. The remaining increase relates primarily to amortization of tenant improvements, tenant allowances and leasing commissions for new tenants and to amortization of leasehold improvements and depreciation of furniture and fixtures at the Company's corporate offices.

     Interest expense decreased $660,000 or 48.8% to $692,000 for the three months ended June 30, 1997 from $1.4 million for the same period in 1996. This decrease is due primarily to a decrease in average debt balances resulting from equity offerings in 1996 and 1997.

     Other income increased $257,000 to $272,000 for the three months ended June 30, 1997 from $15,000 for the same period in 1996. This increase is due primarily to interest income earned on a $10.5 million mortgage note receivable purchased in December 1996.

     Equity in net income of unconsolidated entities represents the Company's share of the net income of Development Company and the operations of the limited liability companies that owned the Asheville, North Carolina and Loganville, Georgia projects prior to the Company's purchase of the outside parties' interests. Equity in net income of unconsolidated entities increased $363,000 or 83.1% to $800,000 for the three months ended June 30, 1997 from $437,000 for the same period in 1996. This increase is due primarily to the operations of the recently developed properties in Asheville, North Carolina and Loganville, Georgia, and to the operations of the following recently developed properties operated by Development Company: Canton, Georgia; Conyers, Georgia; Warner Robins, Georgia; and Steubenville, Ohio. In addition, Development Company recorded gains due to increased land sales activity.

     Extraordinary items for the three months ended June 30, 1997 represent charges to earnings of unamortized deferred financing costs of $401,000 associated with the termination of the $40 million secured line of credit (the "Bank Credit Facility"). There were no extraordinary items for the three months ended June 30, 1996.

Comparison of the Six Months Ended June 30, 1997 to the Six Months Ended June 30, 1996

     Minimum and percentage rents increased $3.4 million or 22.0% to $19.2 million for the six months ended June 30, 1997 from $15.8 million for the same period in 1996. Of this increase, $2.3 million relates to newly developed and redeveloped properties and $1.0 million relates to the Acquisition Properties. The remaining increase is the result of increased rentals and increased occupancy at the existing properties.

     Recoveries from tenants increased $164,000 or 9.6% to $1.9 million for the six months ended June 30, 1997 from $1.7 million for the same period in 1996.
Of this increase, $111,000 relates to newly developed and redeveloped properties and $138,000 relates to the Acquisition Properties. These increases are offset by an $85,000 reduction due to a decrease in recoverable expenses at the existing properties.

     Other revenue decreased $35,000 or 28.7% to $87,000 for the six months ended June 30, 1997 from $122,000 for the same period in 1996. This decrease is the result of a reduction in revenues associated with managing and leasing fewer properties for third-party owners.

     Operating and maintenance expenses increased $206,000 or 17.1% to $1.4 million for the six months ended June 30, 1997 from $1.2 million for the same period in 1996. Of this increase, $100,000 relates to the operations of newly developed and redeveloped properties and $96,000 relates to the Acquisition Properties. The remaining increase relates to increased expenses at the existing properties.

     Real estate taxes increased $8,000 or 0.8% to $974,000 for the six months ended June 30, 1997 from $966,000 for the same period in 1996. Of this increase, $34,000 relates to newly developed and redeveloped properties and $65,000 relates to the Acquisition Properties. These increases are offset by a decrease in property taxes at the existing properties due primarily to the separate tax platting of an anchor tenant tract.

     General and administrative expenses increased $369,000 or 23.1% to $2.0 million for the six months ended June 30, 1997 from $1.6 million for the same period in 1996. This increase primarily reflects the cost of additional employees and other expenses associated with the increase in the number of properties owned and operated by the Company.

     Depreciation and amortization expense increased $802,000 or 21.4% to $4.6 million for the six months ended June 30, 1997 from $3.8 million for the same period in 1996. Of this increase, $492,000 relates to newly developed and redeveloped properties and $220,000 relates to the Acquisition Properties. The remaining increase relates primarily to amortization of tenant improvements, tenant allowances and leasing commissions for new tenants and to amortization of leasehold improvements and depreciation of furniture and fixtures at the Company's corporate offices.

     Interest expense decreased $768,000 or 26.4% to $2.1 million for the six months ended June 30, 1997 from $2.9 million for the same period in 1996. This decrease is primarily attributable to the repayment of interim financing with the proceeds from equity offerings in 1996 and 1997.

     Other income increased $513,000 to $556,000 for the six months ended June 30, 1997 from $43,000 for the same period in 1996. This increase is due primarily to interest income earned on a $10.5 million mortgage note receivable purchased in December 1996.

     Equity in net income of unconsolidated entities increased $964,000 to $1.5 million for the six months ended June 30, 1997 from $557,000 for the same period in 1996. This increase is due primarily to the operations of recently developed properties in Asheville, North Carolina; Loganville, Georgia; Canton, Georgia; Conyers, Georgia; Warner Robins, Georgia; and Steubenville, Ohio and to increased land sales activity by Development Company.

     Extraordinary items for the six months ended June 30, 1997 represent charges to earnings of unamortized deferred financing costs of $401,000 associated with the termination of the Bank Credit Facility. There were no extraordinary items for the six months ended June 30, 1996.

Funds From Operations

     Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts, Inc. to mean net income, computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash provided by operating activities, it provides investors with an indicator of the ability of the Company to make capital expenditures and to fund other cash needs. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash provided by operating activities as defined by generally accepted accounting principles ("GAAP"), should not be considered an alternative to net income (determined in accordance with GAAP) as an indication of operating performance and is not indicative of cash available to fund all cash flow needs, including the Company's ability to make cash distributions. The Company has presented below the calculation of FFO for the periods indicated:


(Dollars in thousands)                          Three Months Ended June 30,
                                                    1997          1996
                                                 ---------     ---------
Net income                                       $   6,325     $   4,155
Depreciation of real estate assets                   2,175         1,774
Amortization of tenant allowances and tenant
  improvements                                          36            30
Amortization of deferred leasing commissions            72            61
Extraordinary items                                    401            -
Depreciation of real estate assets held in
  unconsolidated entities                              232            16
                                                 ---------     ---------
FFO                                              $   9,241     $   6,036
                                                 =========     =========



                                                Six Months Ended June 30,
                                                    1997          1996
                                                ----------     ---------
Net income                                       $  11,828     $   7,773
Depreciation of real estate assets                   4,257         3,521
Amortization of tenant allowances and tenant
  improvements                                          68            59
Amortization of deferred leasing commissions           136           120
Net loss on real estate sales                           -             15
Extraordinary items                                    401            -
Depreciation of real estate assets held in
  unconsolidated entities                              426            32
                                                 ---------     ---------
FFO                                              $  17,116     $  11,520
                                                 =========     =========

Leasing

     Properties owned and operated by the Company, Development Company and an affiliated joint venture were 98.6% leased as of June 30, 1997.


Forward-Looking Statements

     Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. When used, statements which are not historical in nature including the words "anticipate," "estimate," "should," "expect," "believe," "intend" and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Among the factors that could cause actual results to differ materially from those projected are the following: business conditions and the general economy, especially as they affect interest rates; business conditions, especially as they affect value-oriented retailers; the federal, state and local regulatory environment; availability of debt and equity capital with favorable terms and conditions; availability of new development and acquisition opportunities; changes in the financial condition or corporate strategy of the Company's primary retail tenants and in particular Wal-Mart and Lowe's ability to complete and lease existing development and redevelopment projects on schedule and within budget; and inability of the Company to maintain its qualification as a REIT. Other risks, uncertainties and factors that could cause actual results to differ materially than those projected are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are cash generated from operating activities and proceeds from lines of credit and equity offerings. The Company's primary uses of funds are development, redevelopment and acquisition of shopping center properties, distributions to shareholders, scheduled debt amortization, and capital improvements to its existing shopping center properties. The Company generally uses cash provided by operations to fund its distributions to shareholders, capital improvements to existing properties and scheduled amortization of its indebtedness. The Company uses proceeds from its lines of credit to finance its development, redevelopment and acquisition activities. The Company uses proceeds from equity offerings to repay construction loans, amounts outstanding under its lines of credit and to fund its ongoing development, redevelopment and acquisition activities.

     In March 1997, the Company completed a public offering of 2,400,000 shares of common stock which netted proceeds of approximately $65.7 million to the Company. The Company used the proceeds from this offering to repay construction loans and amounts outstanding under the Bank Credit Facility. This offering has allowed the Company to maintain its debt to total market capitalization ratio at relatively low levels while continuing to grow its development and acquisition activities. As a result, the Company's debt to total market capitalization ratio decreased from 28.2% as of December 31, 1996 to 27.7% as of June 30, 1997. Management believes that this lower leverage enables the Company to borrow more competitively and increases its flexibility in the financing of its development, redevelopment and acquisition activities with debt and equity securities.

     On May 23, 1997, the Company closed on the Unsecured Credit Facility. The initial rate on the Unsecured Credit Facility was LIBOR plus 140 basis points; on July 21, 1997, the interest rate decreased to LIBOR plus 125 basis points. The Unsecured Credit Facility matures in May 2000. The Company may borrow amounts under the Unsecured Credit Facility up to an amount equal to 60% of the value of all Eligible Unencumbered Stabilized Properties, as defined, plus 50% of the cost of all Construction in Progress, as defined. The Unsecured Credit Facility contains other covenants customary for credit facilities of this type including limitations on secured debt, maintenance of minimum interest coverage ratios and maintenance of minimum ratios of unencumbered assets to unsecured debt. The Unsecured Credit Facility replaced the Bank Credit Facility, which was terminated and satisfied in full. The replacement of the Bank Credit Facility with the Unsecured Credit Facility had the effect of reducing the interest rate from the 30-day Eurodollar rate plus 1.50% to LIBOR plus 1.40%, increasing the Company's borrowing capacity from $40 million to $150 million, and converting the Company's borrowings under the line from secured to unsecured. Management believes that these changes will assist the Company in implementing its development, redevelopment and acquisition strategies by providing more flexibility in its borrowings and allowing the Company to borrow less expensively, thereby reducing overall development costs and increasing returns from its development and acquisition projects.

     The Company's total indebtedness as of June 30, 1997, consisted of the following:

                                                                                                         Percent
                                                     Principal           Interest         Maturity      of Total
                                                      Balance              Rate             Date      Indebtedness
                                                   -------------        ---------         ---------   ------------
                                                   (in thousands)
Fixed Rate
  Term Debt                                        $     71,311            8.64%(1)       29-Mar-01        38.5%
  Mortgage note payable - Richmond, Kentucky              6,493            7.38%          01-Dec-03         3.5%
  Mortgage note payable - Jackson, Mississippi            7,228            9.25%          01-Mar-17         3.9%
                                                   ------------        --------                       ---------
                                                         85,032            8.60%                           45.9%
Floating Rate
  Unsecured Credit Facility                             100,000            7.54%(2)       22-May-00        54.1%
                                                   ------------        --------                       ---------
                                                        100,000            7.54%                           54.1%
                                                   ------------        --------                       ---------
                                                   $    185,032            8.03%                          100.0%
                                                   ============        ========                       =========


WEIGHTED AVERAGE INTEREST RATES:

                                                                         Weighted            Weighted
                                                     Principal            Average            Average
                                                      Balance        Interest Rate (3)    Interest Rate (4)
                                                   -----------       -----------------    -----------------
  Fixed Rate Debt                                  $   85,032              8.60%                7.01%
  Hedged Floating Rate Debt                            50,000              8.12%                7.88%
  Floating Rate Debt                                   50,000              7.54%                7.59%
                                                   ----------          --------             --------
  Total Debt                                       $  185,032              8.18%                7.32%
                                                   ==========          ========             ========



(1) Represents stated rate plus amortization of deferred loan costs.
(2) Stated rate of LIBOR plus 1.40% plus amortization of deferred loan costs.
(3) Interest when the amortization of deferred loan costs is included.
(4) Interest when the amortization of deferred loan costs is not included.


     As of June 30, 1997, the Company had $46.7 million available under the Unsecured Credit Facility.

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

     As of June 30, 1997, the Company had development activities underway totaling approximately 2.3 million square feet of gross leasable area which the Company expects to own. This development activity includes projects undertaken by the Company directly, through Development Company, and through a joint venture in which Development Company participates directly. Management expects completion of these projects to have a positive effect on cash generated by operating activities. Additional funding required for these projects is estimated to be $61.1 million. Management expects to fund the remaining costs of these projects and the cost of any future projects undertaken by the Company or Development Company with additional advances on its Unsecured Credit Facility and with proceeds from public or private placements of debt or equity. However, there can be no assurance that these sources will be available and the inability to obtain those sources of capital could have an adverse effect on the Company's ability to fund its development, redevelopment, and acquisition activities.

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

     In order to meet the Company's long term liquidity requirements, management anticipates that the Company's cash from operating activities will continue to increase as a result of new developments, redevelopments, acquisitions and improved operations at existing centers. These activities should enable the Company to make its distribution payments to shareholders, maintain and improve its properties, make scheduled debt payments, and obtain debt or equity financing for its development, redevelopment and acquisition projects. All but $7.3 million of the Company's debt requires balloon payments in the future. The Unsecured Credit Facility matures in 2000; the Term Debt matures in 2001; and a note payable of $6.5 million matures in 2003. The Company is currently pursuing an unsecured bond offering which is intended to repay the Term Debt and reduce amounts outstanding under the Unsecured Credit Facility. Management intends to refinance or repay the Unsecured Credit Facility and the note payable with proceeds from other sources of capital at or prior to their respective maturities. Management will evaluate various alternatives and select the best options based on market conditions at the time. Management expects to seek additional equity financing when market conditions are favorable in order to maintain its debt-to-total-market-capitalization ratio within acceptable limits. There can be no assurance that debt or equity markets will be favorable in the future, and unfavorable markets could limit the Company's ability to grow its business or repay or refinance maturing debt.


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


ITEM 1.   LEGAL PROCEEDINGS
          Not applicable.

ITEM 2.   CHANGES IN SECURITIES
          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 22, 1997, the Company held its Annual Meeting of Shareholders. The following were the results of the meeting:

          (1) The shareholders elected J. Donald Nichols and Craig Macnab as Class III directors until the annual meeting of shareholders in 2000 or until their successors are elected and shall have qualified.

                    The votes were as follows:

                                       J. Donald      Craig
                                        Nichols      Macnab
                                       ----------  ----------
               Votes Cast for          12,776,159  12,776,159
               Votes Cast Against             -0-         -0-
               Vote Withheld/Broker
                 Non-Votes                 32,276      32,276

          (2) The shareholders ratified the appointment of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 1997.

               Votes Cast for          12,730,953
               Votes Cast Against          12,270
               Votes Withheld/Broker
                 Non-Votes                 65,212

ITEM 5.   OTHER INFORMATION
          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          10.1 $150,000,000 Credit Agreement dated as of May 23, 1997 among JDN Realty Corporation and Wachovia Bank of Georgia, N.A., as Agent

          27   Financial Data Schedule

          (b)  Reports on Form 8-K

               During the three months ended June 30, 1997, the Company filed the following reports on Form 8-K:

               Form 8-K dated May 30, 1997 containing the press release announcing the closing of a $150 million unsecured line of credit with Wachovia Bank of Georgia, N.A., as Agent

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          July 22, 1997                             /s/ J. Donald Nichols
----------------------------------          ----------------------------------
              (Date)                                J. Donald Nichols
                                                    Chief Executive Officer



          July 22, 1997                            /s/ William J. Kerley
----------------------------------          ----------------------------------
              (Date)                                William J. Kerley
                                                    Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------

10.1 $150,000,000 Credit Agreement dated as of May 23, 1997 among JDN Realty Corporation and Wachovia Bank of Georgia, N.A. as Agent

27         Financial Data Schedule