Form 10-Q
period 1997-09-30
JDN REALTY CORP
filed 1997-10-22
CIK 916836

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________.

Commission file number       1-12844
                         --------------

                            JDN REALTY CORPORATION
                            ----------------------
             (Exact name of registrant as specified in its charter)

       Maryland                                                  58-1468053
---------------------------                                 -------------------
(State of Jurisdiction of                                    (I.R.S. Employer
incorporation or organization)                              Identification No.)


              3340 Peachtree Road, NE, Suite 1530, Atlanta, GA  30326
              -------------------------------------------------------
              (Address of principal executive offices - zip code)

                                (404) 262-3252
            ------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
           --------------------------------------------------------
            (Former name, former address and former fiscal year, if
                          changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
   ---------     -------

     As of October 20, 1997, 15,493,501 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS

                                                                                  Page No.
                                                                                  --------
Condensed Consolidated Balance Sheets - September 30, 1997 and December 31, 1996      2

Condensed Consolidated Statements of Income - Three Months Ended September 30,
1997 and 1996                                                                         3

Condensed Consolidated Statements of Income - Nine Months Ended September 30, 1997
and 1996                                                                              4

Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30,
1997 and 1996                                                                         5

Notes to Condensed Consolidated Financial Statements                                  6


                            JDN REALTY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        September 30,     December 31,
                                                             1997             1996
                                                       ---------------  ---------------
                                                         (Unaudited)
                                                                (In thousands)
ASSETS
  Shopping center properties, at cost:
    Land                                                 $     66,908     $     50,455
    Buildings and improvements                                347,605          262,568
    Property under development                                 65,501           19,646
                                                        --------------   --------------
                                                              480,014          332,669
    Less: accumulated depreciation and amortization           (35,358)         (27,973)
                                                        --------------   --------------
      Shopping center properties, net                         444,656          304,696
  Cash and cash equivalents                                     2,207            2,709
  Restricted cash - escrow                                        186            3,659
  Rents receivable                                              1,940            2,208
  Investments in and advances to unconsolidated entities       69,376           41,253
  Deferred costs, net of amortization                           4,362            6,181
  Other assets                                                 11,470           11,280
                                                        --------------   --------------

                                                         $    534,197      $   371,986
                                                         =============    =============


LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities
    Unsecured notes payable                              $    159,495      $        -
    Unsecured line of credit                                   71,715               -
    Mortgage notes payable                                     13,657          141,882
    Accounts payable and accrued expenses                       3,986            1,999
    Other liabilities                                           1,799            1,566
                                                        --------------   --------------
      Total Liabilities                                       250,652          145,447

  Shareholders' Equity
    Preferred stock, par value $.01 per share-
      authorized 20,000,000 shares, none outstanding               -                -
    Common stock, par value $.01 per share-
      authorized 150,000,000 shares, issued and
      outstanding 15,493,501 and 13,056,054 shares
      in 1997 and 1996, respectively                              155              131
    Paid-in capital                                           290,479          233,497
    Accumulated deficit                                        (7,089)          (7,089)
                                                        --------------   --------------
      Total Shareholders' Equity                              283,545          226,539
                                                        --------------   --------------
                                                         $    534,197    $     371,986
                                                         =============   ==============

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                              Three Months Ended September 30,
                                                      1997         1996
                                                    -------      -------

                                                       (In thousands)
Revenues:
  Minimum and percentage rents                      $11,070      $ 8,288
  Recoveries from tenants                             1,238          826
  Other revenue                                          30           45
                                                    -------      -------

    Total revenues                                   12,338        9,159

Operating expenses:
  Operating and maintenance                             851          665
  Real estate taxes                                     701          401
  General and administrative                            976          837
  Depreciation and amortization                       2,573        1,955
                                                    -------      -------

    Total operating expenses                          5,101        3,858
                                                    -------      -------

  Income from operations                              7,237        5,301

Other income (expense):
  Interest expense, net                              (1,450)      (1,403)
  Other income, net                                     331            -
  Equity in net income of unconsolidated entities     1,312          413
                                                    -------      -------

Income before net loss on real estate sales and
  extraordinary items                                 7,430        4,311
Net loss on real estate sales                          (352)           -
                                                    -------      -------

Income before extraordinary items                     7,078        4,311
Extraordinary items                                  (5,539)           -
                                                    -------      -------

    Net income                                      $ 1,539      $ 4,311
                                                    =======      =======

Income per share
  Income before extraordinary items                 $  0.46      $  0.39
  Extraordinary items                                 (0.36)           -
                                                    -------      -------
  Net income                                        $  0.10      $  0.39
                                                    =======      =======

Weighted average shares outstanding                  15,467       11,012
                                                    =======      =======

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                        Nine Months Ended September 30,
                                             1997             1996
                                        --------------   --------------
                                                (In thousands)
Revenues:
  Minimum and percentage rents                 $30,303          $24,054
  Recoveries from tenants                        3,111            2,536
  Other revenue                                    118              167
                                        --------------   --------------

    Total revenues                              33,532           26,757

Operating expenses:
  Operating and maintenance                      2,263            1,872
  Real estate taxes                              1,675            1,366
  General and administrative                     2,943            2,435
  Depreciation and amortization                  7,125            5,705
                                        --------------   --------------

    Total operating expenses                    14,006           11,378
                                        --------------   --------------

  Income from operations                        19,526           15,379

Other income (expense):
  Interest expense, net                         (3,588)          (4,309)
  Other income, net                                887               43
  Equity in net income of
    unconsolidated entities                      2,834              971
                                        --------------   --------------

Income before net loss on
  real estate sales and
  extraordinary items                           19,659           12,084
Net loss on real estate sales                     (352)             -
                                        --------------   --------------

Income before extraordinary items               19,307           12,084
Extraordinary items                             (5,940)             -
                                        --------------   --------------

    Net income                                 $13,367          $12,084
                                        ==============   ==============

Income per share
  Income before extraordinary items            $  1.30          $  1.12
  Extraordinary items                            (0.40)             -
                                        --------------   --------------
  Net income                                   $  0.90          $  1.12
                                        ==============   ==============

Weighted average shares outstanding             14,854           10,804
                                        ==============   ==============


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                            Nine Months Ended September 30,
                                                                             1997                   1996
                                                                      --------------------    -----------------
                                                                                    (In thousands)

Net cash provided by operating activities                              $     27,513            $   20,762

Cash flows from investing activities:
  Development of shopping center properties                                 (81,126)              (23,400)
  Improvements to shopping center properties                                   (504)                 (550)
  Purchase of shopping center properties                                    (34,029)                   -
  Investments in and advances to unconsolidated entities                    (30,269)              (24,694)
  Other                                                                      (1,996)               (5,700)
                                                                      --------------------    -----------------
Net cash used in investing activities                                      (147,924)              (54,344)

Cash flows from financing activities:
  Proceeds from mortgages and notes payable                                 265,428                54,056
  Proceeds from issuance of senior unsecured notes                          159,486                    -
  Principal payments on mortgages and notes payable                        (346,960)              (22,609)
  Proceeds from issuance of common shares, net of
    underwriting commissions and offering expenses                           66,424                21,662
  Dividends paid                                                            (22,786)              (14,797)
  Other                                                                      (1,683)                  319
                                                                      --------------------    -----------------
Net cash provided by financing activities                                   119,909                38,631
                                                                      --------------------    -----------------

Increase (decrease) in cash and cash equivalents                               (502)                5,049

Cash and cash equivalents, beginning of period                                2,709                 3,109
                                                                      --------------------    -----------------

Cash and cash equivalents, end of period                               $      2,207         $       8,158
                                                                       ===================     ================






           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JDN REALTY CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                  (UNAUDITED)
                               SEPTEMBER 30, 1997


1.   THE COMPANY

     JDN Realty Corporation (the "Company") is a real estate company which specializes in the development and asset management of retail shopping centers which are located primarily in the Southeast and are anchored by value-oriented retailers. As of September 30, 1997, the Company owned and operated, either directly or through affiliated entities or a joint venture, a total of 61 shopping center properties and had 21 projects under construction. The Company is operating as a real estate investment trust ("REIT") for federal income tax purposes.

     The Company owns an interest in JDN Development Company, Inc. ("Development Company"), which is structured such that the Company owns 99% of the economic interest while J. Donald Nichols, the Company's Chairman and Chief Executive Officer, owns the remaining 1% and controls Development Company's operations and activities through his voting common stock ownership. Current tax laws restrict the ability of REITs to engage in certain activities, such as the sale of certain properties and third party fee development; because it is not a REIT, Development Company may engage in real estate development activities such as the sale of all or a portion of a development project. As of September 30, 1997, the Company had invested $7.8 million in Development Company in the form of equity capital, $45.0 million in the form of secured notes receivable and $16.6 million in the form of unsecured advances.


2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


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

     Earnings Per Share. Earnings per share for the three and nine months ended September 30, 1997 and 1996 are based on the weighted average number of common shares outstanding during the respective periods.

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


4.   DISTRIBUTION

     On August 26, 1997, the Company's Board of Directors declared a cash distribution of $0.50 to shareholders of record on September 19, 1997. This distribution was paid on September 30, 1997.


5.   BOND OFFERING

     On August 4, 1997, the Company issued $75.0 million of 6.80% seven-year senior unsecured notes maturing on August 1, 2004 and $85.0 million of 6.95% ten-year senior unsecured notes maturing on August 1, 2007 in a public offering (the "Bond Offering"). The seven-year notes were sold at 99.670% of par to yield 6.860% . The ten-year notes were sold at 99.686% of par to yield 6.994%. The Company used the proceeds from this offering to prepay a mortgage loan with an outstanding principal balance of $71.2 million (the "Term Debt") and to reduce amounts outstanding under its unsecured line of credit.

     In conjunction with the Bond Offering on July 7, 1997, the Company executed two Treasury Locks in the notional amounts of $50.0 million and $75.0 million, respectively, which terminated August 4, 1997. The Company entered into these transactions in an effort to lock interest rates on a portion of the Bond Offering. The $50.0 million transaction effectively locked the underlying Treasury bond rate for that portion of the seven-year bonds at 6.275%. The $75.0 million transaction effectively locked the underlying Treasury bond rate for that portion of the ten-year bonds at 6.295%. The Company is amortizing the payments made on these transactions over the lives of the related bonds as adjustments to interest expense.


6.   ACQUISITIONS

     During the quarter ended September 30, 1997, the Company acquired four shopping center properties from four third party sellers whose purchase prices aggregated $23.2 million. Information on these acquisitions is as follows:

                                 Leasable
                    Acquisition   Square    Purchase
Location               Date        Feet      Price
--------            -----------  --------  ----------

Murfreesboro, TN        7/21/97    71,028  $3,488,000
Midlothian, VA          9/09/97    79,407   5,485,000
Ocala, FL               9/11/97   151,338   5,590,000
Chester, VA             9/16/97   116,310   8,683,000


7.   EXTRAORDINARY ITEMS

     As a result of the prepayment of the Term Debt with proceeds from the Bond Offering, the Company charged $5,539,000 in unamortized deferred loan costs and prepayment penalties to earnings as extraordinary items in the quarter ended September 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

     JDN Realty Corporation (the "Company") is a real estate development company which specializes in the development and asset management of retail shopping centers which are located primarily in the Southeast and are anchored by value-oriented retailers. As of September 30, 1997, the Company owned and operated, either directly or through affiliated entities or a joint venture, a total of 61 shopping center properties and had 21 projects under construction. The Company is operating as a real estate investment trust ("REIT") for federal income tax purposes.

     The Company owns an interest in JDN Development Company, Inc. ("Development Company"), which is structured such that the Company owns 99% of the economic interest while J. Donald Nichols, the Company's Chairman and Chief Executive Officer, owns the remaining 1% and controls Development Company's operations and activities through his voting common stock ownership. Current tax laws restrict the ability of REITs to engage in certain activities, such as the sale of certain properties and third party fee development; because it is not a REIT, Development Company may engage in real estate development activities such as the sale of all or a portion of a development project. As of September 30, 1997, the Company had invested $7.8 million in Development Company in the form of equity capital, $45.0 million in the form of secured notes receivable and $16.6 million in the form of unsecured advances.


RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 1997 to the Three Months Ended September 30, 1996

     Minimum and percentage rents increased $2.8 million or 33.6% to $11.1 million for the three months ended September 30, 1997 from $8.3 million for the same period in 1996. During 1996 and 1997, the Company began operations of 1.1 million square feet from 11 properties which it developed (the "Development Properties"). Minimum and percentage rents increased $1.4 million for the three months ended September 30, 1997 over the same period in 1996 due to Development Properties. During 1996 and 1997, the Company acquired seven shopping center properties from unrelated third parties totaling 1.0 million square feet of gross leasable area. In addition, during 1997, the Company acquired unaffiliated joint venture partners interests in the limited liability companies which owned the Asheville, North Carolina and Loganville, Georgia properties and changed its accounting for these two properties from the equity method to the consolidated method. Minimum and percentage rents increased $1.3 million for the three months ended September 30, 1997 over the same period in 1996 due to the operations of the nine properties noted above (collectively, the "Acquisition Properties"). The remaining increase relates to higher rental revenues at existing properties.

     Recoveries from tenants increased $412,000 or 49.9% to $1.2 million for the three months ended September 30, 1997 from $826,000 for the same period in 1996. Of this increase, $120,000 relates to the Development Properties and $243,000 relates to the Acquisition Properties. The remaining increase relates to an increase in recoverable expenses at existing properties.

     Other revenue decreased $15,000 or 33.3% to $30,000 for the three months ended September 30, 1997 from $45,000 for the same period in 1996. This decrease is the result of a reduction in revenues associated with managing and leasing fewer properties for third-party owners.

     Operating and maintenance expenses increased $186,000 or 28.0% to $851,000 for the three months ended September 30, 1997 from $665,000 for the same period in 1996. Of this increase, $49,000 relates to the Development Properties and $108,000 relates to the Acquisition Properties. The remaining increase relates to increased expenses at the existing properties.

     Real estate taxes increased $300,000 or 74.8% to $701,000 for the three months ended September 30, 1997 from $401,000 for the same period in 1996. Of this increase, $84,000 relates to the Development Properties and $166,000 relates to the Acquisition Properties. The remaining increase relates to increased taxes at the existing properties.

     General and administrative expenses increased $139,000 or 16.6% to $976,000 for the three months ended September 30, 1997 from $837,000 for the same period in 1996. This increase primarily reflects the cost of additional employees and other expenses associated with the increased number of properties owned and operated by the Company.

     Depreciation and amortization expense increased $618,000 or 31.6% to $2.6 million for the three months ended September 30, 1997 from $2.0 million for the same period in 1996. Of this increase, $244,000 relates to the Development Properties and $295,000 relates to the Acquisition Properties. The remaining increase relates primarily to the amortization of tenant improvements, tenant allowances and leasing commissions for new tenants and to the amortization of leasehold improvements and depreciation of furniture and fixtures at the Company's corporate offices.

     Interest expense, net of capitalized amounts, increased $47,000 or 3.3% to $1.5 million for the three months ended September 30, 1997 from $1.4 million for the same period in 1996. This increase is due primarily to an increase in average debt balances between 1997 and 1996.

     Other income for the three months ended September 30, 1997 of $331,000 primarily represents interest income earned on cash equivalent balances and on a $10.5 million mortgage note receivable purchased in December 1996. There were no significant items of other income or other expense for the three months ended September 30, 1996.

     Equity in net income of unconsolidated entities increased $899,000 to $1.3 million for the three months ended September 30, 1997 from $413,000 for the same period in 1996. This increase is due primarily to the operations of the recently developed properties operated by Development Company and an affiliated entity in Canton, Georgia; Conyers, Georgia; Warner Robins, Georgia; and Steubenville, Ohio. In addition, Development Company recorded gains due to increased land sales activity and the sale of two recently development shopping centers in Steubenville, Ohio and Winston-Salem, North Carolina.

     Net loss on real estate sales was $352,000 for the three months ended September 30, 1997. The loss is associated with the sale of two parcels of land in Wilmington, North Carolina. There were no real estate sales for the three months ended September 30, 1996.

     Extraordinary items of $5.5 million for the three months ended September 30, 1997 represent charges to earnings of unamortized deferred loan costs and prepayment penalties associated with the prepayment of a mortgage loan with an outstanding principal balance of $71.2 million (the "Term Debt"). There were no extraordinary items for the three months ended September 30, 1996.


Comparison of the Nine Months Ended September 30, 1997 to the Nine Months Ended September 30, 1996

     Minimum and percentage rents increased $6.2 million or 26.0% to $30.3 million for the nine months ended September 30, 1997 from $24.1 million for the same period in 1996. Of this increase, $3.5 million relates to the Development Properties and $2.4 million relates to the Acquisition Properties. The remaining increase is the result of increased rentals and increased occupancy at the existing properties.

     Recoveries from tenants increased $575,000 or 22.7% to $3.1 million for the nine months ended September 30, 1997 from $2.5 million for the same period in 1996. Of this increase, $231,000 relates to the Development Properties and $381,000 relates to the Acquisition Properties. These increases are offset by a $37,000 reduction due to a decrease in recoverable expenses at the existing properties.

     Other revenue decreased $49,000 or 29.3% to $118,000 for the nine months ended September 30, 1997 from $167,000 for the same period in 1996. This decrease is the result of a reduction in revenues associated with managing and leasing fewer properties for third-party owners.

     Operating and maintenance expenses increased $391,000 or 20.9% to $2.3 million for the nine months ended September 30, 1997 from $1.9 million for the same period in 1996. Of this increase, $149,000 relates to the operations of the Development Properties and $204,000 relates to the Acquisition Properties. The remaining increase relates to increased expenses at the existing properties.

     Real estate taxes increased $309,000 or 22.6% to $1.7 million for the nine months ended September 30, 1997 from $1.4 million for the same period in 1996. Of this increase, $118,000 relates to the Development Properties and $232,000 relates to the Acquisition Properties. These increases are offset by a decrease in property taxes at the existing properties due primarily to the separate tax platting of an anchor tenant tract.

     General and administrative expenses increased $508,000 or 20.9% to $2.9 million for the nine months ended September 30, 1997 from $2.4 million for the same period in 1996. This increase primarily reflects the cost of additional employees and other expenses associated with the increase in the number of properties owned and operated by the Company.

     Depreciation and amortization expense increased $1.4 million or 24.9% to $7.1 million for the nine months ended September 30, 1997 from $5.7 million for the same period in 1996. Of this increase, $735,000 relates to the Development Properties and $516,000 relates to the Acquisition Properties. The remaining increase relates primarily to amortization of tenant improvements, tenant allowances and leasing commissions for new tenants and to amortization of leasehold improvements and depreciation of furniture and fixtures at the Company's corporate offices.

     Interest expense, net of capitalized amounts, decreased $721,000 or 16.7% to $3.6 million for the nine months ended September 30, 1997 from $4.3 million for the same period in 1996. This decrease is primarily attributable to the repayment of debt with the proceeds from equity offerings in 1996 and 1997.

     Other income increased $844,000 to $887,000 for the nine months ended September 30, 1997 from $43,000 for the same period in 1996. This increase is due primarily to interest income earned on a $10.5 million mortgage note receivable purchased in December 1996.

     Equity in net income of unconsolidated entities increased $1.9 million to $2.8 million for the nine months ended September 30, 1997 from $971,000 for the same period in 1996. This increase is due primarily to the operations of recently developed properties owned by limited liability companies in which the Company held 50% interests in Asheville, North Carolina and Loganville, Georgia, and to the operations of the recently developed properties operated by Development Company in Canton, Georgia; Conyers, Georgia; Warner Robins, Georgia; and Steubenville, Ohio. In addition, Development Company recorded gains due to increased land sales activity by Development Company and the sale of two recently developed shopping centers in Steubenville, Ohio and Winston-Salem, North Carolina.

     Net loss on real estate sales was $352,000 for the nine months ended September 30, 1997. The loss is associated with the sale of two parcels of land in Wilmington, North Carolina. There were no real estate sales for the nine months ended September 30, 1996.

     Extraordinary items of $5.9 million for the nine months ended September 30, 1997 represent charges to earnings of unamortized deferred financing costs and prepayment penalties associated with the prepayment of the Term Debt and the termination of a secured line of credit in May 1997. There were no extraordinary items for the nine months ended September 30, 1996.

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

(Dollars in thousands)                                      Three Months Ended September 30,
                                                                 1997            1996
                                                             ------------     ------------
Net income                                                   $     1,539       $     4,311
Depreciation of real estate assets                                 2,404             1,832
Amortization of tenant allowances and tenant improvements             38                22
Amortization of deferred leasing commissions                          81                67
Net loss on real estate sales                                        352                 -
Extraordinary items                                                5,539                 -
Adjustments related to activities in unconsolidated entities        (396)               23
                                                             ------------     ------------
FFO                                                          $     9,557      $      6,255
                                                             ============     ============


                                                               Nine Months Ended September 30,
                                                                   1997              1996
                                                               ------------      ------------
Net income                                                     $    13,367       $     12,084
Depreciation of real estate assets                                   6,661              5,353
Amortization of tenant allowances and tenant improvements              106                 81
Amortization of deferred leasing commissions                           217                187
Net loss on real estate sales                                          352                 15
Extraordinary items                                                  5,940                 -
Adjustments related to activities in unconsolidated entities            30                 55
                                                               ------------      ------------
FFO                                                            $    26,673       $     17,775
                                                               ===========       ============

Leasing and Property Information

     As of September 30, 1997, Wal-Mart, Lowe's, and Kroger represented 20.4%, 10.7%, and 6.5%, respectively, of the combined annualized base rent of the Company, Development Company and an affiliated entity. In addition, at that date, anchor tenants represented 67.7% of combined annualized base rent and national and regional tenants represented 85.1% of combined annualized base rent. As of September 30, 1997, properties owned and operated by the Company, Development Company, and an affiliated entity were 98.3% leased.

     On a same property basis, net operating income increased 2.2% between the three months ended September 30, 1997 and 1996 and 1.7% between the nine months ended September 30, 1997 and 1996. Net operating income represents property revenues less property expenses excluding interest expense, depreciation and amortization.

     As of September 30, 1997, the Company, Development Company and an affiliated entity operated in 11 states, and 45.7%, 16.1%, and 11.2% of annualized base rent was represented by shopping centers located in Georgia, North Carolina and Tennessee, respectively.


FORWARD-LOOKING STATEMENTS

     Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. When used, statements which are not historical in nature including the words "anticipate," "estimate," "should," "expect," "believe," "intend" and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Among the factors that could cause actual results to differ materially from those projected are the following: business conditions and the general economy, especially as they affect interest rates; business conditions, especially as they affect value-oriented retailers; the federal, state and local regulatory environment; availability of debt and equity capital with favorable terms and conditions; availability of new development and acquisition opportunities; changes in the financial condition or corporate strategy of the Company's primary retail tenants and in particular Wal-Mart and Lowe's; ability to complete and lease existing development and redevelopment projects on schedule and within budget; and inability of the Company to maintain its qualification as a REIT. Other risks, uncertainties and factors that could cause actual results to differ materially than those projected are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are cash generated from operating activities and proceeds from lines of credit, debt offerings and equity offerings. The Company's primary uses of funds are development, redevelopment and acquisition of shopping center properties, distributions to shareholders, and capital improvements to its existing shopping center properties. The Company generally uses cash provided by operations to fund its distributions to shareholders and capital improvements to existing properties. The Company uses proceeds from its lines of credit to finance its development, redevelopment and acquisition activities. The Company uses proceeds from debt and equity offerings to repay outstanding indebtedness and to fund its ongoing development, redevelopment and acquisition activities.

     During 1997, the Company has restructured its balance sheet by issuing common stock and changing the character of its debt instruments with the overriding goal of reducing its cost of capital. In March 1997, the Company completed a pubic offering of 2,400,000 shares of common stock which netted proceeds of approximately $65.7 million to the Company. The Company used the proceeds from this offering to repay construction loans and amounts outstanding under its line of credit. This offering reduced the Company's debt to total market capitalization ratio from 28.2% as of December 31, 1996 to 19.5% as of March 31, 1997. In May 1997, the Company terminated its $40.0 million secured line of credit and replaced it with a $150.0 million unsecured line of credit (the "Unsecured Credit Facility"). This replacement of the secured line of credit with the Unsecured Credit Facility unencumbered 17 of the Company's shopping center properties and initially reduced the rate on the line from the 30-day Eurodollar plus 1.50% to LIBOR plus 1.40%. In July, the interest rate decreased to LIBOR plus 1.25%. In August 1997, the Company issued $75.0 million of 6.80% seven-year senior unsecured notes (the "Seven Year Notes") and $85.0 million of 6.95% ten-year senior unsecured notes (the "Ten Year Notes") in a public offering. The Seven Year Notes were sold at 99.670% of par to yield 6.860%. The Ten Year Notes were sold at 99.686% of par to yield 6.994%. The Company used the proceeds of this offering to prepay a mortgage loan with an outstanding principal balance of $71.2 million and reduce amounts outstanding under the Unsecured Credit Facility. This offering had the effect of unencumbering 20 of the Company's shopping center properties, reducing the effective rate on $71.2 million of outstanding debt from 8.64% to an average effective rate of 7.16%, and extending the average maturity date on the Company's debt. As a result of these transactions, the weighted average cost of the Company's debt decreased from 8.42% as of December 31, 1996 to 7.45% as of September 30, 1997. As of September 30, 1997, the Company's debt to total market capitalization ratio was 32.1%.

     The Company's total indebtedness as of September 30, 1997, consisted of the following:

OUTSTANDING DEBT:
                                                                                            Percent
                                                     Principal       Interest   Maturity    of Total
                                                      Balance          Rate       Date     Indebtedness
                                                   --------------  -----------  --------   ------------
                                                   (in thousands)
Fixed Rate
   2004 Bonds Payable                               $  74,758         7.09%(1)  04-Aug-04      30.6%
   2007 Bonds Payable                                  84,737         7.22%(1)  04-Aug-07      34.6%
   Mortgage note payable - Richmond, Kentucky           6,461         7.38%     01-Dec-03       2.6%
   Mortgage note payable - Jackson, Mississippi         7,196         9.25%     01-Mar-17       2.9%
                                                   -----------    ----------               ----------
                                                      173,152         7.25%                    70.7%
Floating Rate
   Unsecured Credit Facility                           71,715         7.24%(2)  22-May-00      29.3%
                                                   -----------    ----------               ----------
                                                       71,715         7.24%                    29.3%
                                                   -----------    ----------               ----------
                                                    $ 244,867         7.25%                   100.0%
                                                    ==========    ==========               ==========

WEIGHTED AVERAGE INTEREST RATES:
                                                                       Weighted              Weighted
                                                      Principal         Average               Average
                                                       Balance       Interest Rate (3)     Interest Rate (4)
                                                   --------------    -----------------  --------------------
   Fixed Rate Debt                                  $   173,152          7.25%                 7.00%
   Hedged Floating Rate Debt                             50,000          8.22%                 7.88%
   Floating Rate Debt                                    21,715          7.24%                 6.91%
                                                   ------------      ----------            ----------
   Total Debt                                       $   244,867          7.45%                 7.17%
                                                    ===========      ==========            ==========


(1) Represents stated rate plus amortization of deferred loan costs.
(2) Stated rate of LIBOR plus 1.25% plus amortization of deferred loan costs.
(3) Interest when the amortization of deferred loan costs is included.
(4) Interest when the amortization of deferred loan costs is not included.



     As of September 30, 1997, the Company had $78.3 million available under the Unsecured Credit Facility.

     During 1996, the Company and Morgan Guaranty Trust Company of New York ("Morgan") entered into a swap transaction as a hedge against increasing rates on its floating rate debt. Under the initial terms of the agreement, the Company paid a fixed rate of 6.44% and received a variable rate equal to the rate for the one-month LIBOR rate based on the notional amount in the contract. As of December 31, 1996, the notional amount was $70.0 million; on January 1, 1997, the notional amount increased to $80.0 million. On February 12, 1997, the Company amended the terms of the swap transaction by reducing the notional amount to $50.0 million, increasing the fixed rate the Company pays to 6.48% and extending the maturity date to January 1, 2001.

     As of September 30, 1997, the Company, Development Company and affiliated entities had 21 projects under construction which are expected to add approximately 2.7 million square feet of gross leasable area which the Company expects to own. The Company expects to place approximately 900,000 square feet into operations in the fourth quarter of 1997 and 1.8 million square feet into operations in 1998. Of these projects under construction, ten are located in Georgia, four are located in North Carolina, and two are located in Florida. Of the total square feet under construction, 86.8% is either leased by tenants or committed to be leased by tenants. For the space committed, the tenant has not yet delivered a signed lease and there can be no assurance that a lease agreement will be executed. Additional funding to complete the construction of these projects is estimated to be $113.5 million.

     Management expects to fund the remaining costs of these projects and the cost of any future projects undertaken by the Company or Development Company, or any affiliated joint ventures, with additional advances on the Unsecured Credit Facility and with proceeds from public or private placements of debt or equity. However, there can be no assurance that these sources will be available and the inability to obtain this capital could have an adverse effect on the Company's ability to fund its development, redevelopment, and acquisition activities.

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

     In order to meet the Company's long term liquidity requirements, management anticipates that the Company's cash from operating activities will continue to increase as a result of new developments, redevelopments, acquisitions and improved operations at existing centers. These activities should enable the Company to make its distribution payments to shareholders, maintain and improve its properties, make scheduled debt payments, and obtain debt or equity financing for its development, redevelopment and acquisition projects. All but $7.2 million of the Company's debt requires balloon payments in the future. The Unsecured Credit Facility matures in 2000; a note payable of $6.5 million matures in 2003; the Seven Year Notes mature in 2004; and the Ten Year Notes mature in 2007. Management intends to refinance or repay these maturing debt instruments with proceeds from other sources of capital at or prior to their respective maturities. Management will evaluate various alternatives and select the best options based on market conditions at the time. Management expects to seek additional equity financing when market conditions are favorable in order to maintain its debt-to-total-market-capitalization ratio within acceptable limits. There can be no assurance that debt or equity markets will be favorable in the future, and unfavorable markets could limit the Company's ability to grow its business or repay or refinance maturing debt.


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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not applicable.

ITEM 5.   OTHER INFORMATION
          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               12   Statement re:  Computation of Ratio of Earnings to Fixed
                    Charges

               27   Financial Data Schedule

          (b)  Reports on Form 8-K

               During the three months ended September 30, 1997, the Company filed the following reports on Form 8-K:

          (i) Form 8-K dated August 1, 1997, related to the Company's execution of an Underwriting Agreement dated July 30, 1997 with Merrill Lynch, Pierce, Fenner and Smith Incorporated, and a Terms Agreement, dated July 30, 1997 with Merrill Lynch, BT Securities Corporation and Smith Barney, Inc. (the "Underwriters") in connection with the sale by the Company to the Underwriters of the Company's 6.80% Notes due August 1, 2004 and 6.95% Notes due August 1, 2007.

          (ii) Form 8-K dated September 26, 1997 relating to the acquisition of four shopping center properties in 1997 (the "Acquired Properties"). This Form 8-K included audited statements of revenue and certain expenses of each of the Acquired Properties and unaudited statements of revenue and certain expenses for the period from January 1, 1997 to the dates of acquisition or June 30, 1997, whichever was earlier. This Form 8-K also included an unaudited pro forma consolidated balance sheet of the Company as of June 30, 1997, and unaudited consolidated statements of income of the Company for the year ended December 31, 1996 and the six months ended June 30, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      October 22, 1997                             /s/ J. Donald Nichols
--------------------------------            ---------------------------------
           (Date)                                    J. Donald Nichols
                                                  Chief Executive Officer


      October 22, 1997                             /s/ William J. Kerley
--------------------------------           ----------------------------------
            (Date)                                    William J. Kerley
                                                   Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit
Number        EXHIBIT
------        -------

12           Statement re:  Computation of Ratio of Earnings to Fixed Charges

27           Financial Data Schedule