Form 10-K405
period 1997-12-31
JDN REALTY CORP
filed 1998-03-18
CIK 916836

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                   .
                                -------------------  -------------------

Commission file number               1-12844
                      -----------------------------------------------------

                            JDN REALTY CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Maryland                               58-1468053
        -------------------------            ------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

  359 East Paces Ferry Road, Suite 400, Atlanta, GA               30305
  -------------------------------------------------         ------------------
    (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code     (404) 262-3252
                                                   ---------------------------
Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------

     Common Stock, $.01 Par Value      New York Stock Exchange
     ----------------------------      -----------------------

Securities registered pursuant to Section 12(g) of the Act:

                         None   (Title of Class)
                         -----------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           Yes   X        No
                                                 -----         -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the shares of common stock of the Registrant (based on the closing price of these shares on the New York Stock Exchange on March 2, 1998) held by non-affiliates was approximately $639,069,030.

The number of shares outstanding of the Registrant's common stock, $0.01 par value, was 20,131,658 on March 2, 1998.


                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Documents incorporated by reference and the part of Form 10-K into which the document is incorporated:

     Portions of the Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 14, 1998 are incorporated into Part III of this report.

                               TABLE OF CONTENTS



                                                                                 Form 10-K
Item No.                                                                        Report Page
--------                                                                        -----------
                                       PART I

     1.      Business.........................................................         1
     2.      Properties.......................................................         8
     3.      Legal Proceedings................................................        11
     4.      Submission of Matters to a Vote of Security Holders..............        11


                                       PART II

     5.      Market for Registrant's Common Equity and
              Related Shareholder Matters.....................................        12
     6.      Selected Financial Data..........................................        13
     7.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................        14
     7A.     Quantitative and Qualitative Disclosures About Market Risk.......        22
     8.      Financial Statements and Supplementary Data......................        22
     9.      Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure..........................        22


                                      PART III

     10.     Directors and Executive Officers of the Registrant...............        23
     11.     Executive Compensation...........................................        23
     12.     Security Ownership of Certain Beneficial Owners and
              Management......................................................        23
     13.     Certain Relationships and Related Transactions...................        23


                                       PART IV

     14.     Exhibits, Financial Statement Schedules and
              Reports on Form 8-K.............................................        24

                                    PART I

Item 1.  Business
-----------------

BACKGROUND

     JDN Realty Corporation is a real estate development company, which specializes in the development, redevelopment, asset management, and acquisition of retail shopping centers anchored by value-oriented retailers. When referred to herein, the term "Company" represents JDN Realty Corporation and its wholly-owned subsidiaries. As of December 31, 1997, the Company owned and operated, either directly or indirectly through affiliated entities or joint ventures, 68 shopping center properties containing approximately 8.3 million square feet of gross leasable area ("Company GLA") located in 12 states, primarily in the southeastern United States, with the highest concentrations in Georgia, North Carolina, and Tennessee. As of December 31, 1997, the Company, either directly or indirectly through affiliated entities or joint ventures, had 29 retail projects under construction. The principal tenants of the Company's properties include Wal-Mart, Lowe's, and Kroger. As of December 31, 1997, no single property accounted for 10% or more of the Company's total assets or total revenues. The Company was incorporated under Maryland law in 1993 and has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes.

     The Company's business objective is to increase its funds from operations and funds from operations per share by (i) development of new shopping centers anchored by strong shopping center retailers, (ii) redevelopment and expansion of its existing properties, (iii) effective leasing and management of its properties and ground leasing of adjacent outparcels and (iv) acquisition of existing shopping centers.

DESCRIPTION OF BUSINESS

Development

     Management believes that development of new shopping center properties represents the best opportunity for increasing funds from operations and enhancing shareholder value. The Company generally develops shopping centers on assignment from major retailers such as Wal-Mart and Lowe's which meet the Company's return-on-cost criteria. The Company's in-house team of development and leasing professionals initiates the development process through relationships with major tenants and closely monitors the architectural, engineering and construction process through completion and tenant occupancy. This involvement is a critical part of the Company's goal of completing quality shopping centers for tenant occupancy on schedule, within estimated costs and at anticipated returns.

     The Company has historically concentrated its development activities in the Southeast as a result of attractive shopping center development opportunities with its major anchor tenants in this region. The Company continues to actively pursue development opportunities within the Southeast based on assignments from major retailers. The Company is also pursuing development opportunities outside the Southeast in areas such as the Midwest and Southwest as the result of (i) increased tenant interest in developments in these areas and (ii) opportunities in these new areas with local developers in the form of strategic alliance relationships. These strategic alliance relationships evolve through relationships the Company has developed with local developers who in turn have development opportunities in their local markets. The Company typically owns these projects and compensates the strategic alliance partners on a fee basis.

     The Company holds an interest in JDN Development Company, Inc. ("Development Company") which is structured such that the Company owns 99% of the economic interest while J. Donald Nichols, the Company's Chairman and Chief Executive Officer, owns the remaining 1% and controls

Development Company's operations and activities through his voting common stock ownership. Current tax law restricts the ability of REITs to engage in certain activities, such as the sale of certain properties and third party fee development; because it is not a REIT, Development Company may engage in real estate development activities such as the sale of all or portions of a development project. As of December 31, 1997, the Company had invested $8.3 million in Development Company in the form of equity capital, $51.6 million in the form of secured notes receivable and $11.3 million in unsecured advances.

     During 1997, the Company, either directly or indirectly through Development Company and joint ventures, completed all or portions of 16 development projects. These projects added approximately 1.7 million square feet of gross leasable area to the Company's operating portfolio of shopping center properties and cost approximately $129.5 million. As of December 31, 1997, the Company, either directly or indirectly through Development Company and joint ventures, had begun construction of a total of 25 projects which when completed are expected to add approximately 3.4 million square feet of gross leasable area to the Company's operating portfolio of shopping center properties.

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

     During 1997, the Company partially completed two redevelopments and began redevelopment activities on three other shopping centers. In the Company's Lexington, Virginia and South Boston, Virginia shopping centers, Wal-Mart is expanding discount stores of approximately 65,000 square feet to Supercenters of approximately 175,000 square feet. In conjunction with these expansions, the Company relocated 25,800 square feet in shop space and expanded the shop space at these centers by an aggregate of 22,600 square feet. The Supercenters are scheduled to open in the first quarter of 1998. In Canton, Georgia and Cartersville, Georgia, the Company has begun the process of replacing vacant Wal-Mart stores with 60,000 square foot Ingles supermarkets. These redevelopments are scheduled for completion in the fourth quarter 1998. In Topeka, Kansas, the Company has begun the relocation of Bauerfeld's Grocery to a 47,860 square foot space. This redevelopment is scheduled for completion in the first quarter 1999.

Leasing and Property Management

     The Company's in-house leasing and property management teams work together to attract and retain national, regional and local tenants and to maintain productive relationships with these tenants. Further, the Company's strong relationships with national and regional non-anchor tenants have contributed to a majority of the non-anchor retail space of each development project being leased prior to completion. The leasing staff seeks a complementary mix of financially qualified tenants. The Company's leasing professionals analyze the financial condition of each retail prospect, evaluate its business plan and suitability as a tenant in a particular center and recommend the prospect to management. This process increases long-term occupancy and reduces tenant turnover. Successful initial leasing and tenant retention enables the Company to reduce the cost of re-leasing and to maintain occupancy levels. With respect to the 40 properties owned by the Company for all of 1997 and 1996:

  . Net operating income increased 1.2% for the year ended December 31, 1997 as compared to the year ended December 31, 1996, primarily as a result of leasing of vacant space, rental increases from existing tenants and higher percentage rent payments.

  .  At December 31, 1997, the occupancy rate was 98.0%.

  . Annualized base rent per square foot increased to $6.59 for the year ended December 31, 1997 from $6.52 for the year ended December 31, 1996.

     As of December 31, 1997, the Company's operating portfolio of 68 shopping centers properties was 97.1% leased.

Acquisitions

     The Company also seeks to increase its funds from operations through selective acquisition activity. The Company intends to continue to acquire, for long-term investment, high-quality, well-located shopping centers with attractive initial yields and strong prospects for future cash flow growth and capital appreciation. The Company's strategy focuses on properties to which its development, leasing and property management teams can add value through redevelopment or expansion, leasing of vacant space or increasing rental rates over time. During 1997, the Company acquired the following shopping center properties:

                           Acquisition          Company           Purchase
Location                       Date               GLA              Price
--------                   -----------          -------           --------

Jackson, MS                  2/26/97            107,980         $9,100,000
South Boston, VA             3/25/97             77,530          3,350,000
Murfreesboro, TN             7/21/97             71,028          3,488,000
Midlothian, VA               9/09/97             79,407          5,485,000
Ocala, FL                    9/11/97            151,338          5,590,000
Stone Mountain, GA           9/10/97             50,922          2,000,000
Chester, VA                  9/16/97            116,310          8,683,000
Topeka, KS                  10/21/97            125,657          1,850,000
                                                -------        -----------
                                                780,172        $39,546,000
                                                =======        ===========


     As of December 31, 1997, the Company had executed two contracts to purchase a total of six shopping center projects. In February 1998, the Company purchased these six shopping centers for an aggregate purchase price of $71.3 million. Five of these properties are located in Milwaukee, Wisconsin and one is located in Fayetteville, North Carolina. These six shopping centers contain a total of 1,296,480 square feet. The Company is pursuing other acquisition opportunities in the ordinary course of business, which are not subject to definitive agreements. In an effort to close these and other acquisitions, the Company may utilize various means of acquiring properties which could include, for example, assumption of indebtedness, purchase of mortgage loans or issuance of partnership units in a "Down REIT" structure.

Major Tenants

     As of December 31, 1997, approximately 47.9% of gross leasable area owned directly by the Company and Development Company was leased to Wal-Mart, Lowe's, and Kroger, and approximately 41.0% of total annualized base rents was attributable to these tenants. At December 31, 1997, Wal-Mart occupied approximately 27.3% of gross leasable area owned directly by the Company and Development Company and accounted for approximately 19.2% of the annualized base rent. At December 31, 1997, Lowe's occupied approximately 14.9% of gross leasable area owned by the Company and Development Company and accounted for 15.8% of annualized base rent. No other tenants account for more than 10% of gross leasable area or annualized base rent in 1997. The loss of any of these anchor tenants or the inability of any of them to pay rent could have an adverse effect on the Company's business.

     On February 2, 1998, Bruno's Inc. ("Bruno's") filed for Chapter 11 bankruptcy protection in federal bankruptcy court in Delaware. At February 28, 1998, Bruno's was a tenant in seven of the Company's shopping centers and owned space that is part of an eighth shopping center owned by the Company. As of February 28, 1998, Bruno's represented 3.2% of the Company's annualized base rent. Management of the Company does not believe that the bankruptcy of Bruno's will have a material adverse effect on the results of operations or financial condition of the Company. There can be no assurance, however, that such an adverse effect will not occur.

Competition

     The Company competes with commercial developers, real estate companies and other real estate owners for development and acquisition opportunities in all of its market areas. Certain of these competitors may have greater capital and other resources than those of the Company. The operations of each shopping center in the Company's portfolio are subject to competition from similar shopping centers in their respective locations. Management believes that the Company is well-positioned to compete effectively for development and acquisition opportunities and is generally well-positioned to compete in markets in which its shopping center properties are located.

Environmental Matters

     The Company is subject to numerous federal, state and local environmental regulations that apply to the development, ownership and operation of real property. In developing shopping centers, the Company engages environmental consultants to determine whether flood plains, wetlands or environmentally sensitive areas are part of the property to be developed. If flood plains are identified, any necessary governmental permits or consents are sought and, if required, development and construction is planned so that flood plain areas are preserved or alternative flood plain capacity is created in conformance with federal and local flood plain management requirements.

     Stormwater discharge from a construction facility is evaluated in connection with the requirements for stormwater permits under the Clean Water Act. This is an evolving program in most states. It is anticipated that general stormwater permits will be applicable to the Company's activities and individual permits will not be required for existing or new developments.

     Four shopping centers acquired in February 1998 are known to contain friable asbestos elbow fitting insulation on mechanical systems throughout the shopping centers and may contain other asbestos containing materials. These materials will be inspected for damage or disturbance periodically and adequate mediation will be performed in the event of any repairs or renovations on the affected area. Some of the buildings on the Company's properties were built when low concentrations of non-friable asbestos were commonly used in building materials such as roof flashings and vinyl floor tile and may contain non-friable asbestos building materials. Management believes buildings that contain limited amounts of friable asbestos which is subject to monitoring by the Company and materials that contain low concentrations of non-friable asbestos, when properly managed and maintained generally do not impose any environmental hazard. The Company's properties may also be affected by materials that contain polychlorinated bipheynis ("PCBs") such as electrical transformers owned by other parties located on the Company's properties. Management does not believe that the presence of such materials will result in removal costs that would have a material adverse effect on the Company's financial condition or results of operations in the event of any future major repairs or renovation activities.

     Any one or more of the Company's shopping centers can potentially be negatively impacted, either through physical contamination or by virtue of an adverse effect on property values by the release of hazardous or toxic substances emanating from areas adjacent to or near the centers. Several of the centers are adjacent to or near areas that either contain or have contained above-ground and underground petroleum storage tanks that either have or may have released petroleum products into the soil or groundwater. At least five of the Company's shopping center properties at one time contained underground storage tanks that were used to store petroleum products, and soil and groundwater contamination which has been the subject of remediation efforts has been documented at one of these sites.

     The Company's general policy is to obtain a new or updated environmental assessment each time it develops or acquires a property. The Company had Phase I environmental assessments conducted on each property on which it began construction during 1997 and on each property it acquired during 1997.

     The terms of all agreements for purchase and sale of properties the Company has acquired or will acquire contain or will contain representations related to the sellers' knowledge of existing environmental conditions. Generally, sellers do not assume responsibility for any liability relating to existing adverse environmental conditions that are not known to the seller. Moreover, because the terms of the Company's leases with its shopping center tenants do not give the Company control over the day-to-day operational activities of the tenants, no assurance can be given that any lessee of a property owned or to be owned by the Company has not and will not create an environmental condition not known to the Company.

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

Employees

     As of March 1, 1998, the Company and Development Company employed 72 full-time persons and one part-time person including executive, administrative and field personnel.

Executive Officers

           Name                  Age          Positions with the Company
           ----                  ---          --------------------------
       J. Donald Nichols          57   Chairman and Chief Executive Officer
       Elizabeth L. Nichols       44   President and Director
       William J. Kerley          42   Chief Financial Officer, Secretary, Treasurer
       Jeb L. Hughes              46   Vice President, Development of JDN Development
                                       Company, Inc.
       Leilani L. Jones           36   Vice President and Director of Property
                                       Management and Assistant Secretary
       David L. Henzlik           35   Vice President, Leasing
       C. Sheldon Whittelsey IV   36   Vice President, Development
       John D. Harris, Jr.        38   Controller, Assistant Secretary

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

       Elizabeth L. Nichols. Ms. Nichols has served as President of the Company since its formation in December 1993. Ms. Nichols joined Enterprises in 1980, where she arranged permanent and construction financing, performed market due diligence and site acquisition, and negotiated leases. Ms. Nichols organized the formation of Enterprises' in-house property management and leasing departments in 1984. Ms. Nichols was Vice President of Finance for Enterprises from 1982 until 1989, when she became President. Ms. Nichols served as President of Enterprises until she assumed her current position with the Company. Mr. Nichols and Ms. Nichols are husband and wife.

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

       Leilani L. Jones. Ms. Jones has served as Vice President and Director of Property Management of the Company since its formation in December 1993 and as Assistant Secretary since May 1997. Ms. Jones joined Enterprises in 1985 and served as Vice President and Director of Property Management from 1990 until December 1993. Ms. Jones is a Certified Property Manager and a Certified Commercial Investment Member.

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

Financial Information About Industry Segments

     The Company is in the business of development, redevelopment, asset management and acquisition of shopping centers. The Company considers its activities to consist of a single industry segment. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain information required in Item 1.

Item 2.  Properties
-------------------

     The Company's corporate headquarters are located in a building it owns at 359 East Paces Ferry Road, Suite 400, Atlanta, Georgia 30305. The Company coordinates most of its corporate activities from its headquarters, although the Company also maintains offices in Nashville, Tennessee; Charlotte, North Carolina; Birmingham, Alabama and Los Angeles, California.

     As of December 31, 1997, the Company owned and operated, either directly or indirectly through affiliated entities or joint ventures 68 shopping center properties totaling approximately 8.3 million square feet of gross leasable area. The following table sets forth information on these properties as of December 31, 1997:

                                     Year Built/
                                      Renovated                Total           Company         Percent
Location                             or Expanded              GLA (1)            GLA            Leased
-------------------------------------------------------------------------------------------------------------
ALABAMA
      Decatur                         1965/1996               122,956          122,956             99.6%
      Gadsden                            1979                 131,044           85,341             95.4%
      Opelika                         1993/1995               306,225          306,225            100.0%
                                                     ----------------------------------
               Sub Total                                      560,225          514,522
             % of Portfolio Total                                 5.2%             6.2%
FLORIDA
      Brandon                            1997                 127,255                0              0.0%
      Fort Walton Beach                  1986                 124,852           21,901             65.8%
      Ocala                           1984/1991               183,818          151,338             92.9%
      Tallahassee                     1990/1994               265,301          109,052             98.9%
                                                     ----------------------------------
               Sub Total                                      701,226          282,291
             % of Portfolio Total                                 6.6%             3.4%
GEORGIA
      Canton                             1983                 131,128           65,252             89.7%
      Canton (5)                         1996                 238,026          238,026             99.4%
      Cartersville                       1984                 135,813          135,813             95.9%
      Cartersville                       1995                 375,828          375,828            100.0%
      Conyers (4)                        1996                 428,116          126,998             98.6%

      Cordele                            1997                 176,054          176,054             94.7%
      Cumming                            1997                 387,748          256,648             99.5%
      Eastman                            1990                  82,907           41,603            100.0%
      Fayetteville                       1990                 156,063          156,063             89.2%
      Fort Oglethorpe                 1973/1992               176,903          176,903             97.7%
      Griffin                            1986                 172,546           64,771             95.1%
      LaFayette                          1990                  70,849           70,849             85.0%
      LaGrange                           1984                  62,990           62,990            100.0%
      Lawrenceville - LTC             1989/1995               322,349          277,079             98.2%
      Lawrenceville - FFV                1990                  89,064           89,064             97.2%
      Lilburn                            1990                  73,951           73,951             95.8%
      Lilburn                            1997                 132,847          132,847            100.0%
      Loganville                         1995                  95,277           91,197            100.0%
      Madison                            1989                 106,100          106,100             92.3%
      Marietta                           1997                 132,847          132,847            100.0%
      Newnan                             1995                 426,725          360,669             99.3%
      Peachtree City                     1997                  10,800           10,800            100.0%
      Riverdale                          1989                  80,186           22,401             94.6%
      Stockbridge                        1988                 162,779          162,779             97.9%
      Stockbridge                        1997                  10,800           10,800            100.0%
      Stone Mountain                     1975                  50,922           50,922             92.2%
      Suwanee                            1997                  10,800           10,800            100.0%
      Union City                         1986                 181,957          100,005             97.2%
      Warner Robins (3)                  1997                 145,939          145,939             96.5%
      Woodstock                          1995                 164,453          164,453            100.0%
      Woodstock                          1997                 132,847          132,847            100.0%
      Woodstock                          1997                  11,020           11,020            100.0%
                                                     ----------------------------------
               Sub Total                                    4,936,634        4,034,318
             % of Portfolio Total                                46.2%            48.5%
KANSAS
      Topeka                             1976                 125,657          125,657             52.4%
                                                     ----------------------------------
               Sub Total                                      125,657          125,657
             % of Portfolio Total                                 1.2%             1.5%
KENTUCKY
      Richmond                           1992                 229,314          158,042            100.0%
                                                     ----------------------------------
               Sub Total                                      229,314          158,042
             % of Portfolio Total                                 2.1%             1.9%

                                                              Annualized
                                                              Base Rent
                                          Annualized             Per
Location                                   Base Rent          Leased SF                       Anchor Stores
-------------------------------------------------------------------------------------------------------------------------------
ALABAMA
      Decatur                              $ 803,068               $ 6.56  Food World
      Gadsden                                304,262                 3.74  Public Wholesale, Food World(2), Eckerd
      Opelika                              1,826,603                 5.96  Wal-Mart, Lowe's, Winn-Dixie, Goody's, CVS
                                        -------------
               Sub Total                   2,933,933
             % of Portfolio Total                5.0%
FLORIDA
      Brandon                                      0                 0.00  Lowe's(2)
      Fort Walton Beach                      178,626                12.40  Wal-Mart(2)
      Ocala                                  660,606                 4.70  Wal-Mart, Winn Dixie
      Tallahassee                            734,060                 6.81  Wal-Mart(2), Lowe's
                                        -------------
               Sub Total                   1,573,292
             % of Portfolio Total                2.7%
GEORGIA
      Canton                                 367,079                 6.27  Ingles, Revco
      Canton (5)                           1,693,125                 7.16  Wal-Mart
      Cartersville                           514,933                 3.95  Wal-Mart, Ingles, Eckerd
      Cartersville                         2,332,014                 6.21  Wal-Mart, Lowe's
      Conyers (4)                          1,239,975                 9.90  Wal-Mart(2), Home Depot(2), Rhodes,
                                                                           Sport Shoe Expo, Goody's, PetsMart
      Cordele                              1,008,045                 6.05  Wal-Mart
      Cumming                              1,615,084                 6.32  Wal-Mart, Home Depot(2), Goody's, OfficeMax
      Eastman                                280,378                 6.74  Wal-Mart(2), Food Lion
      Fayetteville                         1,255,572                 9.02  Bruno's, Cinemark Movies, Revco
      Fort Oglethorpe                        779,307                 4.51  Kmart, FoodMax, Revco
      Griffin                                413,911                 6.72  Wal-Mart(2), Winn-Dixie
      LaFayette                              369,214                 6.13  Food Lion, Goody's, Revco
      LaGrange                               233,063                 3.70  Wal-Mart
      Lawrenceville - LTC                  2,174,588                 7.99  Wal-Mart, Kroger, Regal Cinemas
      Lawrenceville - FFV                    875,154                10.11  Winn-Dixie, Eckerd
      Lilburn                                620,846                 8.76  Kroger
      Lilburn                                    N/A                  N/A  Lowe's
      Loganville                             926,318                10.16  Kroger
      Madison                                471,267                 4.81  Wal-Mart, Ingles, Revco
      Marietta                                   N/A                  N/A  Lowe's
      Newnan                               2,412,555                 6.73  Wal-Mart, Lowe's, Uptons(2)
      Peachtree City                         221,950                20.55  Pike Nurseries
      Riverdale                              289,028                13.63  Kroger(2)
      Stockbridge                            785,971                 4.93  Kmart, Bruno's
      Stockbridge                            221,950                20.55  Pike Nurseries
      Stone Mountain                         274,918                 5.85  -
      Suwanee                                201,250                18.63  Pike Nurseries
      Union City                             804,288                 8.27  Wal-Mart(2), Ingles, Drug Emporium
      Warner Robins (3)                    1,031,632                 7.32  Lowe's
      Woodstock                            1,450,740                 8.82  Wal-Mart
      Woodstock                                  N/A                  N/A  Lowe's
      Woodstock                              270,250                24.52  Pike Nurseries
                                        -------------
               Sub Total                  28,945,093
             % of Portfolio Total               49.6%
KANSAS
      Topeka                                 248,820                 3.78  Bauersfeld's Grocery
                                        -------------
               Sub Total                     248,820
             % of Portfolio Total                0.4%
KENTUCKY
      Richmond                             1,007,748                 6.38  Kmart, Lowe's(2), Food Lion
                                        -------------
               Sub Total                   1,007,748
             % of Portfolio Total                1.7%


                                     Year Built/
                                      Renovated               Total           Company         Percent
Location                             or Expanded             GLA (1)            GLA            Leased
-------------------------------------------------------------------------------------------------------------
MISSISSIPPI
      Jackson                            1996                 328,239          107,980             95.6%

                                                     ----------------------------------
               Sub Total                                      328,239          107,980
             % of Portfolio Total                                 3.1%             1.3%
NORTH CAROLINA
      Asheville                          1996                 186,970          186,970             99.1%

      Greensboro                         1997                 370,480          247,939             88.2%

      Greenville                         1996                 323,822          226,822            100.0%

      Hendersonville                  1988/1995               170,792          133,052            100.0%
      Rockingham                         1988                 168,776          168,776            100.0%
      Wallace                            1989                 118,991          118,991            100.0%
      Wilmington                         1991                 169,432          169,432            100.0%
                                                     ----------------------------------
               Sub Total                                    1,509,263        1,251,982
             % of Portfolio Total                                14.1%            15.0%
OHIO
      Burlington                      1991/1995               356,181          159,359            100.0%
                                                     ----------------------------------
               Sub Total                                      356,181          159,359
             % of Portfolio Total                                 3.3%             1.9%
PENNSYLVANIA
      Monaca                             1997                 142,514          142,514             94.6%
                                                     ----------------------------------
               Sub Total                                      142,514          142,514
             % of Portfolio Total                                 1.3%             1.7%
SOUTH CAROLINA
      Charleston                         1991                 188,886          188,886             98.9%
      Cheraw                             1990                 111,029           45,099             97.6%
      Lake City                          1991                 135,962          135,962            100.0%
      Sumter                             1987                 158,293           19,143            100.0%
                                                     ----------------------------------
               Sub Total                                      594,170          389,090
             % of Portfolio Total                                 5.6%             4.7%
TENNESSEE
      Chattanooga                        1992                 214,579          214,579             98.1%
      Columbia                           1993                  68,948           68,948            100.0%
      Farragut                           1991                  71,311           71,311            100.0%
      Franklin                           1983                 186,000           18,000            100.0%
      Goodlettsville                     1987                  84,945           84,945            100.0%
      Memphis                            1993                  64,223           64,223            100.0%
      Murfreesboro                    1972/1993               117,750          117,750            100.0%
      Murfreesboro                    1972/1994                71,028           71,028            100.0%
      Tullahoma                          1989                  70,766           70,766             95.0%
                                                     ----------------------------------
               Sub Total                                      949,550          781,550
             % of Portfolio Total                                 8.9%             9.4%
VIRGINIA
      Chester                         1977/1978               116,310          116,310            100.0%
      Lexington                       1989/1997                93,370           93,370             96.8%
      Midlothian                         1985                  79,408           79,408             97.0%
      South Boston                    1989/1997                90,330           90,330             95.4%
                                                     ----------------------------------
               Sub Total                                      379,418          379,418
             % of Portfolio Total                                 3.6%             4.6%
      TOTAL                                                10,686,734        8,326,723             97.1%
=============================================================================================================


                                                        Annualized
                                                         Base Rent
                                     Annualized             Per
Location                              Base Rent          Leased SF                        Anchor Stores
-----------------------------------------------------------------------------------------------------------------------
MISSISSIPPI
      Jackson                                998,283            9.67       Target(2), Home Depot(2), Office Depot,
                                                                           PetsMart, Fred's
                                     ----------------
               Sub Total                     998,283
             % of Portfolio Total                1.7%
NORTH CAROLINA
      Asheville                            1,749,011            9.44       Food Lion, Circuit City, Carmike Cinemas,
                                                                           Office Max, Michaels
      Greensboro                           2,036,310            9.31       Target(2), Kroger, Homeplace, Babies 'R Us,
                                                                           PetsMart
      Greenville                           2,477,198           10.92       Target(2), Kroger, T.J. Maxx, Circuit City,
                                                                           Barnes & Noble, Reading China
      Hendersonville                         720,848            5.42       Wal-Mart, Ingles
      Rockingham                             940,647            5.57       Wal-Mart, Lowe's, Harris Teeter
      Wallace                                540,966            4.55       Wal-Mart, Wilson's
      Wilmington                           1,103,327            6.51       Wal-Mart, Winn-Dixie
                                     ----------------
               Sub Total                   9,568,310
             % of Portfolio Total               16.4%
OHIO
      Burlington                           1,039,609            6.52       Lowe's, Sam's Club(2), Wal-Mart(2)
                                     ----------------
               Sub Total                   1,039,609
             % of Portfolio Total                1.8%
PENNSYLVANIA
      Monaca                               1,102,253            8.18       Lowe's
                                     ----------------
               Sub Total                   1,102,253
             % of Portfolio Total                1.9%
SOUTH CAROLINA
      Charleston                           1,506,280            8.06       Wal-Mart, Food Lion
      Cheraw                                 307,834            7.00       Wal-Mart(2), Food Lion
      Lake City                              724,231            5.33       Wal-Mart, Food Lion
      Sumter                                 143,591            7.50       Wal-Mart(2), Kroger(2)
                                     ----------------
               Sub Total                   2,681,936
             % of Portfolio Total                4.6%
TENNESSEE
      Chattanooga                          1,529,025            7.26       Kmart, FoodMax
      Columbia                               516,214            7.49       FoodMax
      Farragut                               519,015            7.28       BI-LO
      Franklin                               135,377            7.52       Big Lots(2)
      Goodlettsville                         700,243            8.24       Kroger
      Memphis                                540,808            8.42       Kroger
      Murfreesboro                           796,133            6.76       FoodMax
      Murfreesboro                           512,570            7.22       FoodMax
      Tullahoma                              420,160            6.25       BI-LO
                                     ----------------
               Sub Total                   5,669,545
             % of Portfolio Total                9.7%
VIRGINIA
      Chester                              1,004,512            8.64       Ukrop's, Rite-Aid
      Lexington                              510,066            5.64       Wal-Mart
      Midlothian                             668,698            8.68       Food Lion, CVS
      South Boston                           452,784            5.26       Wal-Mart
                                     ----------------
               Sub Total                   2,636,060
             % of Portfolio Total                4.5%
      TOTAL                              $58,404,881    $       7.23
==============================================================================================

(1)  Total GLA includes anchor stores that are not owned.
(2)  Anchor store that is not owned.
(3) Lowe's store owned by Development Company. Remainder of center owned by the Company.
(4) Property is owned by a joint venture which is 60% owned by Development Company and 40% owned by two unaffiliated third parties.
(5) Wal-Mart store owned by Development Company. Remainder of center owned by the Company.
N/A  Information not disclosed by the Company.

Item 3.  Legal Proceedings
--------------------------

         The Company is, from time to time, a party to legal proceedings which arise in the ordinary course of its business. The Company is not currently involved in any litigation nor, to management's knowledge, is any litigation threatened against the Company, the outcome of which would, in management's judgement based on information currently available, have a material adverse effect on the financial position or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters
------------------------------------------------------------------------------

         The Company's common shares are traded on the New York Stock Exchange ("NYSE") under the symbol "JDN." The following table sets forth the high and low trading prices per share for the periods indicated, as reported by the NYSE:

                                                        Distributions Declared
                                                        ----------------------
                         High             Low                Per Share
                         ----             ---                ---------
1996
First Quarter         $ 24.2500       $ 20.6250              $ 0.4550
Second Quarter          22.8750         20.3750                0.4750
Third Quarter           24.5000         20.8750                0.4750
Fourth Quarter          27.6250         23.7500                0.4750

1997
First Quarter           29.1250         25.2500                0.4750
Second Quarter          31.3750         26.2500                0.5000
Third Quarter           34.0625         30.3750                0.5000
Fourth Quarter          35.0000         30.0000                0.5000


         The Company intends to pay regular quarterly distributions to shareholders. Future distributions will be declared and paid at the discretion of the Board of Directors and will depend upon cash generated by operating activities, the Company's financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as the Board of Directors deems relevant.
         The Company anticipates that for the foreseeable future cash available for distribution will be greater than earnings and profits due to non-cash expenses, primarily depreciation and amortization, to be incurred by the Company. Distributions by the Company to the extent of its current and accumulated earnings and profits for federal income tax purposes will be taxable to shareholders as ordinary dividend income. Distributions in excess of earnings and profits generally will be treated as a non-taxable return of capital. Such distributions have the effect of deferring taxation until the sale of a shareholder's common stock. In order to maintain its qualification as a REIT, the Company must make annual distributions to shareholders of at least 95% of its taxable income. Under certain circumstances, which management does not expect to occur, the Company could be required to make distributions in excess of cash available for distributions in order to meet such requirements.
         The Company currently maintains the JDN Realty Corporation Dividend Reinvestment and Stock Purchase Plan which enables its shareholders to automatically reinvest distributions as well as make voluntary cash payments towards the purchase of additional shares.
         As of March 3, 1998, there were 435 holders of record of the Company's common stock and approximately 19,300 beneficial holders.

Item 6.  Selected Financial Data
--------------------------------

                                                                                           Years Ended December 31,
                                                             -----------------------------------------------------------------------
                                                                                                 Pro Forma
(dollars in thousands, except per share data)                1997         1996         1995       1994(1)        1994        1993
------------------------------------------------------------------------------------------------------------------------------------
Operating Data
    Minimum and percentage rents                           $ 43,346    $ 32,933     $ 27,466     $ 21,889     $ 19,013     $ 8,313
    Recoveries from tenants                                   4,512       3,475        3,245        2,806        2,500       1,070
    Other revenue                                               147         215          651          515          512       1,177
                                                           --------- --------------------------------------------------------------
    Total revenues                                           48,005      36,623       31,362       25,210       22,025      10,560

    Operating and maintenance expenses                        3,201       2,586        2,231        1,878        1,618         893
    Real estate taxes                                         2,540       1,817        1,970        1,504        1,321         545
    General and administrative expenses                       4,265       3,367        2,818        2,359        2,236       1,954
    Depreciation and amortization                            10,130       7,786        6,558        5,493        4,768       1,964
                                                           --------- --------------------------------------------------------------
    Total expenses                                           20,136      15,556       13,577       11,234        9,943       5,356

    Income from operations                                   27,869      21,067       17,785       13,976       12,082       5,204
    Interest expense                                          4,856       5,598        6,977        6,882        6,919       6,444
    Income before extraordinary items and cumulative
        effect of change in accounting principle             27,585      16,697       11,268        7,024        5,093       4,216
    Net income                                               21,293      16,682       10,737        7,024        3,001       4,398

 Funds From Operations (2)
    Funds from operations                                  $ 37,701    $ 24,683     $ 17,234     $ 12,492     $  9,836     $   855

Per Share Data (3)
    Net income per share
        Basic                                              $   1.38    $   1.50     $   1.22     $   0.93     $    - (4)   $   - (4)

        Diluted                                            $   1.36    $   1.50     $   1.22     $   0.93     $    - (4)   $   - (4)

    Dividends per share                                    $   1.98    $   1.88     $   1.80     $    -       $   1.33     $   -
                                                                                                December 31,
                                                                       ---------------------------------------------------------
                                                                           1997        1996         1995         1994        1993
---------------------------------------------------------------------------------------------------------------------------------
Supplemental Data
    Shopping center properties                                               68           48           42           38          25
    Gross leasable area (square feet in thousands)                        8,327        6,135        4,953        3,971       2,240
    Percent of gross leasable area leased                                  97.1%        98.2%        98.9%        97.9%       96.9%
                                                                                                December 31,
                                                                     ------------------------------------------------------------
(dollars in thousands)                                                   1997          1996         1995        1994        1993
---------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
    Shopping center properties before accumulated
        depreciation                                                 $  535,303    $  332,669   $  276,818  $  229,522  $   71,818
     Total assets                                                       599,753       371,986      295,868     237,008      67,393
     Total liabilities                                                  228,165       145,447      135,882     118,837      72,371
     Shareholders' equity (owners' deficit)                             371,588       226,539      159,986     118,171      (4,978)

(1) Pro forma information represents the results of operations as if the Company's initial public offering and related transactions had been completed on January 1, 1994.
(2) Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts, Inc. to mean net income computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company generally considers FFO a widely used and appropriate measure of performance for an equity REIT which provides a relevant basis for comparison among REITs. The Company's method of calculating FFO may be different from methods used by other REITs, and accordingly, may not be comparable to such other REITs. FFO does not represent cash provided by operating activities, as defined by GAAP, should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of operating performance and is not indicative of cash available to fund all cash flow needs, including the Company's ability to make cash distributions.
(3) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements.
(4) Earnings per share data for 1994 and 1993 are not relevant because the results of operations include the period prior to the Company's initial public offering, which represents combined operations of partnerships and corporations. Net income per share-basic and net income per share-diluted for the period subsequent to the Company's initial public offering, March 29, 1994 to December 31, 1994 were each $.42.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Overview

     JDN Realty Corporation (the "Company") is a real estate development company which specializes in the development and asset management of retail shopping centers anchored by value-oriented retailers. As of December 31, 1997, the Company owned and operated, either directly or through affiliated entities or joint ventures, a total of 68 shopping center properties and had 29 retail projects under construction. The Company has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes.

     The Company holds an interest in JDN Development Company, Inc. ("Development Company") which is structured such that the Company owns 99% of the economic interest while J. Donald Nichols, the Company's Chairman and Chief Executive Officer, owns the remaining 1% and controls Development Company's operations and activities through his voting common stock ownership. Current tax law restricts the ability of REITs to engage in certain activities, such as the sale of certain properties and third party fee development; because it is not a REIT, Development Company may engage in real estate development activities such as the sale of all or portions of a development project. As of December 31, 1997, the Company had invested $8.3 million in Development Company in the form of equity capital, $51.6 million in the form of secured notes receivable and $11.3 million in unsecured advances.

Results of Operations
Comparison of the Year Ended December 31, 1997 to the Year Ended December 31,
1996

     Minimum and percentage rents increased $10.4 million or 31.6% to $43.3 million for the year ended December 31, 1997 from $32.9 million for the same period in 1996. During 1997 and 1996, the Company began operations of 1.9 million square feet from 15 properties which it developed (the "97/96 Development Properties"). Minimum and percentage rents increased $5.6 million for the year ended December 31, 1997 over the same period in 1996 due to the 97/96 Development Properties. During 1997 and 1996, the Company acquired nine shopping center properties from unrelated third parties totaling 916,000 million square feet of gross leasable area. In addition, during 1997, the Company acquired unaffiliated joint venture partners' interests in the limited liability companies which owned the Asheville, North Carolina and Loganville, Georgia properties (the "Joint Ventures") and changed its accounting for these two properties from the equity method to the consolidated method. Minimum and percentage rents increased $4.5 million for the year ended December 31, 1997 over the same period in 1996 due to the operations of the 11 properties noted above (collectively, the "97/96 Acquisition Properties"). The remaining increase relates to higher rental revenues at the existing properties.

     Recoveries from tenants increased $1.0 million or 29.8% to $4.5 million for the year ended December 31, 1997 from $3.5 million for the same period in 1996. Of this increase, $346,000 relates to the 97/96 Development Properties and $716,000 relates to the 97/96 Acquisition Properties. The increases are offset by a decrease in recoveries at the remaining properties

     Other revenue decreased $68,000 or 31.6% to $147,000 for the year ended December 31, 1997 from $215,000 for the same period in 1996. This decrease is the result of a reduction in revenues associated with managing and leasing fewer properties for third-party owners.

     Operating and maintenance expenses increased $615,000 or 23.8% to $3.2 million for the year ended December 31, 1997 from $2.6 million for the same period in 1996. Of this increase, $236,000 relates to the 97/96 Development Properties and $387,000 relates to the 97/96 Acquisition Properties. The increases are offset by a decrease in operating expenses at the existing properties.

     Real estate taxes increased $723,000 or 39.8% to $2.5 million for the year ended December 31, 1997 from $1.8 million for the same period in 1996. Of this increase, $171,000 relates to the 97/96 Development Properties and $454,000 relates to the 97/96 Acquisition Properties. The remaining increase relates to increased taxes at the existing properties.

     General and administrative expenses increased $898,000 or 26.7% to $4.3 million for the year ended December 31, 1997 from $3.4 million for the same period in 1996. General and administrative expenses as a percentage of minimum and percentage rents decreased to 9.8% for the year ended December 31, 1997 from 10.2% for the year ended December 31, 1996. The increase in absolute dollars primarily reflects the cost of additional employees and other expenses associated with an increase in the number of properties owned and operated by the Company.

     Depreciation and amortization expense increased $2.3 million or 30.1% to $10.1 million for the year ended December 31, 1997 from $7.8 million for the same period in 1996. Of this increase, $1.2 million relates to the 97/96 Development Properties and $1.0 million relates to the 97/96 Acquisition Properties. The remaining increase relates primarily to amortization of tenant improvements, tenant allowances and leasing commissions for new tenants at existing properties.

     Interest expense, net of capitalized amounts, decreased $1.0 million or 17.2% to $4.9 million for the year ended December 31, 1997 from $5.9 million for the same period in 1996. This decrease is primarily attributable to the repayment of debt with proceeds from equity offerings in 1996 and 1997.

     Other income increased $1.1 million to $1.2 million for the year ended December 31, 1997 from $68,000 for the same period in 1996. This increase is due primarily to interest income earned on a $10.5 million mortgage note receivable purchased in December 1996.

     Equity in net income of unconsolidated entities increased $2.0 million to $3.4 million for the year ended December 31, 1997 from $1.4 million for the same period in 1996. This increase is due to the operations of the Joint Ventures and to the operations of the properties operated by Development Company in Canton, Georgia; Conyers, Georgia; Warner Robins, Georgia; and Steubenville, Ohio. In addition, Development Company recognized gains due to its increased land sales activity and the sale of shopping centers in Steubenville, Ohio and Winston-Salem, North Carolina.

     Net loss on real estate sales was $352,000 for the year ended December 31, 1997 compared to $15,000 for the year ended December 31, 1996. The 1997 loss resulted from the sale of two outparcels located in Wilmington, North Carolina. The 1996 loss resulted from additional expenses associated with the fourth quarter 1995 sale of a shopping center located in Hickory, North Carolina.

     Extraordinary items of $5.9 million for the year ended December 31, 1997 represent charges to earnings of unamortized deferred financing costs and prepayment penalties associated with termination of a secured line of credit in May 1997 and the prepayment of the Term Debt in August 1997. There were no extraordinary items for the year ended December 31, 1996.

Comparison of the Year Ended December 31, 1996 to the Year Ended December 31,
1995

     Minimum and percentage rents increased $5.5 million or 19.9% to $32.9 million for the year ended December 31, 1996 from $27.5 million for the same period in 1995. During 1996 and 1995, the Company began operations of 1.8 million square feet of 12 properties which it developed (the "96/95 Development Properties"). Minimum and percentage rents increased $4.8 million for the year ended December 31, 1996 over the same period in 1995 due to the 1996 Development Properties. During 1996 and 1995, the Company acquired properties in Goodlettsville, Tennessee and Decatur, Alabama (the "96/95 Acquisition Properties"). Minimum and percentage rents increased $700,000 for the year ended December 31, 1996 over the same period in 1995 due to the 96/95 Acquisition Properties.

     Recoveries from tenants increased $230,000 or 7.1% to $3.5 million for the year ended December 31, 1996 from $3.2 million for the same period in 1995. Of this increase, $176,000 relates to the 96/95 Development Properties and $116,000 relates to the 96/95 Acquisition Properties. The increases are offset by a decrease in recoveries at the remaining properties due to a decrease in recoverable expenses.

     Other revenue decreased $436,000 or 67.0% to $215,000 for the year ended December 31, 1996 from $651,000 for the same period in 1995. This decrease is the result of a planned reduction in the number of properties under third party management and a decrease in development fees earned by the Company.

     Operating and maintenance expenses increased $355,000 or 15.9% to $2.6 million for the year ended December 31, 1996 from $2.2 million for the same period in 1995. Of this increase, $169,000 relates to the 96/95 Development Properties, and $79,000 relates to the 96/95 Acquisition Properties. The remaining increase is primarily the result of higher non-recoverable repair and maintenance costs at the existing properties.

     Real estate taxes decreased $153,000 or 7.8% to $1.8 million for the year ended December 31, 1996 from $2.0 million for the same period in 1995. This decrease results from a $289,000 decrease in property taxes on the existing properties, due primarily to the separate tax platting of an anchor tenant tract, offset by a $79,000 increase in property taxes associated with the 96/95 Development Properties and a $57,000 increase in property taxes associated with the 96/95 Acquisition Properties.

     General and administrative expenses increased $549,000 or 19.5% to $3.4 million for the year ended December 31, 1996 from $2.8 million for the same period in 1995. General and administrative expenses as a percentage of minimum and percentage rents decreased to 10.2% for the year ended December 31, 1996 from 10.3% for the year ended December 31, 1995. The increase in absolute dollars primarily reflects the cost of additional employees and other expenses associated with an increase in the number of properties managed and leased by the Company and higher public company costs.

     Depreciation and amortization expense increased $1.2 million or 18.7% to $7.8 million for the year ended December 31, 1996 from $6.6 million for the same period in 1995. Of this increase, $1.0 million relates to the 96/95 Development Properties and $139,000 relates to the 96/95 Acquisition Properties. The remaining increase relates primarily to amortization of tenant improvements, tenant allowances and leasing commissions for new tenants.

     Interest expense decreased $1.3 million or 18.4% to $5.9 million for the year ended December 31, 1996 from $7.2 million for the same period in 1995. This decrease is primarily attributable to lower average debt balances between periods. The Company reduced average debt balances with net proceeds from a total of three common stock offerings in 1995 and 1996.

     Equity in net income of unconsolidated entities represents the Company's share of the net income of Development Company and the Joint Ventures. The increase of $1.3 million between periods is primarily the result of increased net operating income from operating properties in Development Company and the Joint Ventures and increased land sale activity in Development Company.

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

     There were no extraordinary items for the year ended December 31, 1996 compared to a loss of $531,000 for the year ended December 31, 1995. The 1995 loss represented charges to earnings of unamortized deferred financing costs of $403,000 associated with the extinguishment of a secured line of credit with a bank and $128,000 in unamortized deferred financing costs related to an unscheduled principal payment on a loan.

Funds From Operations

     Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts, Inc. to mean net income, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company generally considers FFO a widely used and appropriate measure of performance for an equity REIT which provides a relevant basis for comparison among REITs. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash provided by operating activities as defined by GAAP should not be considered an alternative to net income (determined in accordance with GAAP) as an indication of operating performance and is not indicative of cash available to fund all cash flow needs, including the Company's ability to make cash distributions. The Company has presented below the calculation of FFO for the periods indicated:

                                                                                               Years Ended December 31,
                                                                                    1997                 1996                1995
                                                                                ----------------------------------------------------
                                                                                                  (in thousands)
Net income                                                                        $ 21,293             $ 16,682           $ 10,737
Depreciation of real estate assets                                                   9,497                7,303              6,149
Amortization of tenant allowances and tenant improvements                              144                  104                106
Amortization of deferred leasing commissions                                           291                  255                197
Net (gain) loss on real estate sales                                                   352                   15               (486)
Extraordinary items                                                                  5,940                    -                531
Depreciation of real estate assets held in unconsolidated entities                     184                  324                  -
                                                                                ----------------------------------------------------


FFO                                                                               $ 37,701             $ 24,683           $ 17,234
                                                                                ====================================================


Leasing

     The Company's properties were 97.1% leased as of December 31, 1997, 98.2% leased as of December 31, 1996 and 98.9% leased as of December 31, 1995.

Forward-Looking Statements

     Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. When used, statements which are not historical in nature including the words "anticipate," "estimate," "should," "expect," "believe," "intend" and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Among the factors that could cause actual results to differ materially from those projected are the following: business conditions and the general economy, especially as they affect interest rates; business conditions, especially as they affect value-oriented retailers; the federal, state and local regulatory environment; availability of debt and equity capital with favorable terms and conditions; availability of new development and acquisition opportunities; changes in the financial condition or corporate strategy of the Company's primary retail tenants and in particular Wal-Mart and Lowe's; ability to complete and lease existing development and redevelopment projects on schedule and within budget; and inability of the Company to maintain its qualification as a REIT. Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K.

Liquidity and Capital Resources

     Historically, the Company's primary sources of funds have been cash generated from operating activities and proceeds from construction loans, lines of credit, debt offerings and equity offerings. The Company's primary uses of funds have been development, redevelopment and acquisition of shopping center properties, distributions to shareholders, scheduled debt amortization, and capital improvements to its existing shopping center properties. The Company generally has used funds provided by operations to fund its distributions to shareholders, capital improvements to existing properties and scheduled amortization of its indebtedness. The Company has used proceeds from construction loans and its line of credit to finance its development, redevelopment and acquisition activities. The Company has used proceeds from debt and equity offerings to repay construction loans, amounts outstanding under its line of credit and to fund its ongoing development, redevelopment and acquisition activities.

     During 1997, the Company restructured its balance sheet by issuing additional common stock and changing the character of its debt instruments (as described below) with the goal of reducing its cost of capital. During 1997, the Company issued an aggregate of 5,400,000 shares of common stock in two public offerings, which netted proceeds of approximately $154.9 million to the Company. The Company used the proceeds from these offerings to repay construction loans and amounts outstanding under its lines of credit. The effect of these offerings was to allow the Company to maintain its debt to total market capitalization ratio within limits acceptable to management. As of December 31, 1997 and 1996, the Company's debt to total market capitalization ratio was 26.6% and 28.2%, respectively.

     In May 1997, the Company terminated its $40.0 million secured line of credit and replaced the secured line with a $150.0 million unsecured line of credit (the "Unsecured Line of Credit"). This replacement of the secured line of credit with the Unsecured Line of Credit unencumbered 17 of the Company's shopping center properties and reduced the rate on this debt from the 30-day Eurodollar plus 1.50% to LIBOR plus 1.25%. In August 1997, the Company issued $75.0 million of 6.80% seven-year senior unsecured notes (the "Seven Year Notes") and $85.0 million of 6.95% ten-year senior unsecured notes (the "Ten Year Notes") in a public offering. The Seven Year Notes were sold at 99.670% of par to yield 6.860%. The Ten Year Notes were sold at 99.686% of par to yield 6.994%. The Company used the proceeds of this offering to prepay a mortgage loan with an outstanding principal balance of $71.2 million and reduce amounts outstanding under the Unsecured Line of Credit. This offering had the effect of unencumbering 20 of the Company's shopping center properties, reducing the effective rate on $71.2 million of outstanding debt from 8.64% to an average effective rate of 7.16%, and extending the average maturity date on the Company's debt. As a result of these transactions, the weighted average cost of the Company's debt decreased from 8.42% as of December 31, 1996 to 7.48% as of December 31, 1997.

     The Unsecured Line of Credit, the Seven Year Notes and the Ten Year Notes contain covenants customary for debt instruments of these types including limitations on secured debt, maintenance of minimum interest coverage ratios and maintenance of minimum ratios of unencumbered assets to unsecured debt.

     As of December 31, 1997, the Company's indebtedness consisted of the following:

                                                                                                        Percent
                                                         Principal         Interest     Maturity        of Total        Months to
                                                          Balance            Rate         Date        Indebtedness      Maturity
                                                     ----------------  ------------   -------------   ----------------------------
                                                      (in thousands)
Fixed Rate
      Seven Year Notes                                      $ 74,767       7.09%(1)       4-Aug-04           34.5%         79
      Ten Year Notes                                          84,744       7.22%(1)       4-Aug-07           39.2%        115
      Mortgage note payable- Richmond, KY                      6,429       7.00%(5)      01-Dec-03            3.0%         71
      Mortgage note payable- Jackson, Mississippi              7,162       9.25%         01-Mar-17            3.3%        230
                                                     ----------------  ---------                        -------------------------
                                                             173,102       7.24%                             80.0%        103

Floating Rate
      Unsecured Line of Credit                                43,500       7.99%(2)      22-May-00           20.00%        29
                                                     ----------------  ---------                        -------------------------
                                                              43,500       7.99%                             20.00%        29
                                                     ----------------  ---------                        -------------------------
                                                           $ 216,602       7.39%                            100.00%        88
                                                     ================  =========                        =========================

WEIGHTED AVERAGE INTEREST RATES:

                                                                             Weighted            Weighted
                                                            Principal         Average             Average
                                                             Balance      Interest Rate (3)   Interest Rate (4)
                                                      ------------------  -----------------  ------------------
      Fixed Rate Debt                                         $ 173,102               7.24%               6.98%
      Hedged Floating Rate Debt                                  43,500               8.43%               7.88%
      Floating Rate Debt                                              -               7.99%               7.43%
                                                      ------------------  -----------------      --------------
      Total Debt                                              $ 216,602               7.48%               7.16%
                                                      ==================  =================      ==============

(1)   Represents stated rate plus amortization of deferred loan costs.
(2)   Stated rate of LIBOR plus 1.25% plus amortization of deferred loan costs.
(3)   Interest when the amortization of deferred loan costs is included.
(4)   Interest when the amortization of deferred loan costs is not included.
(5)   The interest rate on this note is adjusted on December 1 of each year.


          As of December 31, 1997, the Company had $106.5 million available under the Unsecured Line of Credit.

          The Company maintains an interest rate swap agreement with a bank in order to hedge its exposure to increasing rates on its floating rate debt. Under the initial terms of the agreement, the Company paid a fixed rate of 6.44% and received a variable rate equal to the rate for the one-month LIBOR rate based on the notional amount in the contract. As of February 12, 1997, the Company amended the terms of the swap transaction by reducing the notional amount from $80.0 million to $50.0 million, increasing the fixed rate the Company pays to 6.48% and extending the maturity date to January 1, 2001.

          As of December 31, 1997, the Company, Development Company and affiliated entities had 29 projects under construction which when completed are expected to add approximately 3.4 million square feet of gross leasable area which the Company expects to own. Of these projects under construction, 11 are located in Georgia, six are located in North Carolina, three are located in Florida, and two are located in Tennessee. Of the total square feet under construction, 78.9% is either leased by tenants or committed to be leased by tenants. Additional funding needed to complete the construction of these projects is estimated to be $184.6 million.

          In February 1998, the Company acquired a portfolio of five shopping center properties aggregating approximately 1.1 million square feet in Milwaukee, Wisconsin for approximately $58.4 million. The Company funded this acquisition with an advance on the Unsecured Line of Credit in the amount of $50.0 million, assumption of indebtedness in the amount of $5.4 million, and the issuance of limited partnership units valued at $3.0 million in a limited partnership formed to own and operate one of the shopping center properties. Subject to certain conditions, the limited partnership units are exchangeable for cash or 93,023 shares of the Company's common stock beginning in February 1999. In February 1998, the Company also acquired a 204,291 square foot shopping center in Fayetteville, North Carolina for $12.9 million. The Company funded the purchase of this shopping center with an advance on its Unsecured Line of Credit in the amount of $2.4 million and by canceling a $10.5 million mortgage loan receivable from the seller in consideration for a credit at closing. The Company is pursuing other acquisition opportunities in the ordinary course of business which may close in 1998. However, there can be no assurance that additional properties will be acquired in 1998.

          In February 1998, the Company issued 1,633,131 shares of its common stock in two public offerings which netted proceeds to the Company of approximately $52.1 million. The net proceeds from these offerings were used to reduce amounts outstanding on the Unsecured Line of Credit. As of February 28, 1998, the Company had $80.0 million available under the Unsecured Line of Credit, and the Company's debt to total market capitalization ratio was 27.1%. In addition, in February 1998, the Company entered into a Distribution Agreement with a group of agents led by Merrill Lynch, Pierce, Fenner and Smith Incorporated relating to the proposed issue and sale from time to time of up to $505.5 million of the Company's Medium-Term Notes Due Nine Months or More From the Date of Issue (the "Medium-Term Notes Program"). The aggregate offering price under the Medium-Term Notes Program is subject to reduction as a result of the sale by the Company of other securities described in the Prospectus dated October 30, 1997. The Medium-Term Notes Program provides an additional facility for funding the Company's acquisition and development activities. As of February 28, 1998, the Company had not issued any securities under the Medium-Term Notes Program and had $451.9 million registered and available for issue under the Medium-Term Notes Program.

          Management expects to fund the remaining costs of its development projects and the cost of any future development projects or shopping center acquisitions with additional advances on the Unsecured Line of Credit, proceeds from issuances under the Medium-Term Notes Program, proceeds from public preferred or common stock offerings, proceeds from issuances of additional debt securities, or issuances of limited partnership units in a DownREIT structure. However, there can be no assurance that these sources will be available and the inability to obtain this capital could have a material adverse effect on the Company's ability to fund its development, redevelopment, and acquisition activities.

          In order for the Company to continue to qualify as a REIT, it must annually distribute to shareholders at least 95% of its taxable income. Management believes that the Company will meet this requirement in 1998 with cash generated by operating activities. In addition, management believes that cash generated by operating activities will be adequate to fund improvements to the Company's shopping center properties, leasing costs and scheduled debt amortization in 1998.

          In order to meet the Company's long term liquidity requirements, management anticipates that the Company's cash from operating activities will continue to increase as a result of new developments, redevelopments, acquisitions and improved operations at existing centers. These activities should enable the Company to make distributions to shareholders, maintain and improve its properties, make scheduled debt payments, and obtain debt or equity financing for its development, redevelopment and acquisition properties. All but $7.2 million of the Company's debt requires balloon payments in the future. The

Unsecured Line of Credit matures in 2000; a note payable of $6.4 million matures in 2003; the Seven Year Notes mature in 2004; and the Ten Year Notes mature in 2007. Management intends to refinance or repay these maturing debt instruments with proceeds from other sources of capital at or prior to their respective maturities. Management will evaluate various alternatives and select the best options based on market conditions at the time. Management expects to seek additional equity financing when market conditions are favorable in order to maintain its debt to total market capitalization ratio within limits acceptable to management. There can be no assurance that debt or equity markets will be favorable in the future and unfavorable markets could limit the Company's ability to expand its business or repay or refinance maturing debt.

Federal Income Tax Proposals

         On February 2, 1998, the Clinton Administration announced its revenue proposals for the 1998/1999 Federal budget. These proposals contain certain provisions that, if enacted, would significantly modify the REIT-related provisions of the Internal Revenue Code of 1986, as amended (the "Code"). The major changes that have been proposed are as follows: (i) limit the grandfathered status of existing stapled, or paired-share, REITs by treating the stapled entities as one entity with respect to properties acquired and activities or services performed relating to such properties after the effective date; (ii) restrict impermissible businesses indirectly conducted by REITs by prohibiting REITs from acquiring stock that represents more than 10% of the vote or 10% of the value of all classes of stock of a corporation after the effective date (subject to certain grandfather provisions); and (iii) modify the treatment of closely held REITs by imposing as an additional requirement for initial REIT qualification that no person can own stock of a REIT possessing more than 50% of the total combined voting power of all classes of voting stock or more than 50% of the total value of shares of all classes of stock. The proposal would also repeal Code Section 1374, thereby effectively eliminating the tax-free conversions of large C corporations to REITs; any such conversion would be treated as a liquidation of the C corporation followed by a contribution of the assets to a REIT. If enacted, the effective date of each of these provisions will generally be the first date of committee action.

         Of these proposed changes, only the restriction on holding stock of entities conducting impermissible businesses could directly affect the Company. If such provision is enacted, there could be a material change in the way the Company conducts its business. These provisions represent only the Clinton Administration's proposals; no action has been initiated in Congress. At this time, it is uncertain whether any or all of these provisions, or additional provisions, will be enacted.

Year 2000

         Based on a recent assessment, management believes that the arrival of the year 2000 and the potential related computer problems should not have a material adverse impact on the Company and that its current software is year 2000 compliant.

Inflation

          The Company's leases generally contain provisions designed to mitigate the adverse impact of inflation on net income. These provisions include clauses enabling the Company to pass through to tenants certain operating costs, including real estate taxes, common area maintenance, utilities and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. Certain of the Company's leases contain clauses enabling the Company to receive percentage rents based on tenants' store sales, which generally increase as prices rise, and, in certain cases, escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the Company's leases with non-anchor tenants are for terms of less than ten years, which permits the Company to seek increased rents as market conditions permit. Item 7A. Quantitative and Qualitative Disclosures About
                   -------------------------------------------------------
Market Risk
-----------

         Not applicable.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

          The financial statements and supplementary data required under Regulation S-X and listed in Item 14(a)(1) below are included in a separate section of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure
        --------------------

          None.

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

          The information relating to Directors of the Company set forth in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 14, 1998 under the caption "Election of Directors" is incorporated herein by reference.

          The information relating to Executive Officers of the Company is included in Item 1 of this annual report on Form 10-K under the caption "Executive Officers."

          The information relating to Section 16(a) beneficial ownership reporting compliance set forth in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 14, 1998 under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------

          The information set forth in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 14, 1998 under the caption "Executive Compensation" is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

          The information set forth in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 14, 1998 under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

          The information set forth in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 14, 1998 under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)      (1) Financial Statements

          The following financial statements are included in and filed pursuant to Item 8 and are included herein on the pages indicated:

          Consolidated balance sheets - December 31, 1997 and 1996............................   F-1
          Consolidated statements of income - Years ended
                    December 31, 1997, 1996, and 1995 ........................................   F-2
          Consolidated statements of shareholders' equity - Years ended
                    December 31, 1997, 1996, and 1995.........................................   F-3
          Consolidated statements of cash flows - Years ended
                    December 31, 1997, 1996, and 1995.........................................   F-4
          Notes to consolidated financial statements..........................................   F-5
          Report of Ernst & Young LLP, Independent Auditors...................................  F-17

          (2) Financial Statement Schedules

          The following financial statement schedules are included in and filed pursuant to Item 14(d) and are included herein on the pages indicated:

          Schedule II - Valuation and Qualifying Accounts...................................... F-18
          Schedule III - Real Estate and Accumulated Depreciation.............................. F-19

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

          (3) Exhibits

      Exhibit Number       Description
      --------------       -----------

         3.1               Articles of Restatement of JDN Realty Corporation (1)
         3.2               Articles of Merger of JDN Enterprises, Inc. with and
                           into the Company (2)
         3.3               Amended and Restated Bylaws of the Company
           4               Specimen stock certificate (3)
        10.1               JDN Realty Corporation 1993 Incentive Stock Plan, as
                           amended
        10.2               JDN Realty Corporation 1993 Non-Employee Director
                           Stock Option Plan (2)
        10.3               Indemnification Agreement by and between J. Donald
                           Nichols and JDN Realty Corporation, dated February
                           23, 1994 (2)
        10.4               Indemnification Agreement by and between Elizabeth
                           L. Nichols and JDN Realty Corporation, dated
                           February 23, 1994 (2)
        10.5               Indemnification Agreement by and between William J.
                           Kerley and JDN Realty Corporation, dated February
                           23, 1994 (2)

        10.6               $150,000,000 Credit Agreement dated as of May 23,
                           1997 among JDN Realty Corporation and Wachovia Bank
                           of Georgia, N.A., as Agent (5)
        10.7               Indenture, dated as of July 15, 1997, by the Company
                           to First Union National Bank as Trustee (6)
        10.8               First Supplemental Indenture, dated as of July 31,
                           1997, by the Company to First Union National Bank,
                           as Trustee (6)
        10.9               Second Supplemental Indenture, dated as of February
                           5, 1998, by the Company to First Union National
                           Bank, as Trustee (7)
       10.10               JDN Realty Corporation Dividend Reinvestment and
                           Stock Purchase Plan (8)
       10.11               JDN Realty Corporation 1995 Employee Stock Purchase
                           Plan (4)
       10.12               Employment Agreement by and between J. Donald
                           Nichols and the Company, dated as of December 1,
                           1996 (9)
       10.13               Employment Agreement by and between Elizabeth L.
                           Nichols and the Company, dated as of December 1,
                           1996 (9)
       10.14               Employment Agreement by and between William J.
                           Kerley and the Company, dated as of December 1,
                           1996 (9)
       10.15               Employment Agreement by and between David L.
                           Henzlik and the Company, dated as of December 1,
                           1996 (9)
       10.16               Employment Agreement by and between John D. Harris,
                           Jr. and the Company dated as of May 1, 1997.
       10.17               Employment Agreement by and between Leilani L.
                           Jones and the Company, dated as of May 1, 1997.
       12                  Ratio of Earnings to Fixed Charges
       21                  Subsidiaries of the Company
       23                  Consent of Independent Auditors
       27                  Financial Data Schedule
       99.1                Cautionary Statements for Purposes of the Private
                           Securities Litigation Reform Act of 1995 (10)
       99.2                Federal Income Tax and ERISA considerations (10)

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

       (5) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

       (6) Filed as an exhibit to the Company's filing on Form 8-K dated August 1, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

       (7) Filed as an exhibit to the Company's filing on Form 8-K dated February 13, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

       (8) Filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 33-90868) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

       (9) Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1996, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

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

                 Executive Compensation Plans and Arrangements

          The following is a list of all executive compensation plans and arrangements filed as exhibits to this annual report on Form 10-K or incorporated herein by reference:

          1. JDN Realty Corporation 1993 Incentive Stock Plan, as amended (Exhibit 10.1)
          2.        JDN Realty Corporation Savings and Profit Sharing Plan
                    (Exhibit 10.3)
          3. Employment Agreement, dated as of December 1, 1996, by and between J. Donald Nichols and the Company (Exhibit 10.12)
          4. Employment Agreement, dated as of December 1, 1996, by and between Elizabeth L. Nichols and the Company (Exhibit 10.13)
          5. Employment Agreement, dated as of December 1, 1996, by and between William J. Kerley and the Company (Exhibit 10.14)
          6. Employment Agreement, dated as of December 1, 1996, by and between David L. Henzlik and the Company (Exhibit 10.15)
          7. Employment Agreement, dated as of May 1, 1997, by and between John D. Harris, Jr. and the Company (Exhibit 10.16)
          8. Employment Agreement, dated as of May 1, 1997, by and between Leilani L. Jones and the Company (Exhibit 10.17)
          9. Indemnification Agreement, dated as of February 23, 1994, by and between J. Donald Nichols and the Company (Exhibit 10.3)
          10. Indemnification Agreement, dated as of February 23, 1994, by and between Elizabeth L. Nichols and the Company (Exhibit 10.4)
          11. Indemnification Agreement, dated as of February 23, 1994, by and between William J. Kerley and the Company (Exhibit 10.5)
          12. JDN Realty Corporation 1995 Employee Stock Purchase Plan (Exhibit 10.10)


(b) Reports on Form 8-K

         During the three months ended December 31, 1997, the Company filed the following reports on Form 8-K:

         Form 8-K dated November 18, 1997 related to the Company's execution of a terms agreement dated November 12, 1997 with Merrill Lynch Pierce, Fenner & Smith incorporated, BT Alex. Brown Incorporated, A.G. Edwards & Sons, Inc., Smith Barney Inc., and The Robinson Humphrey Company, LLC (the Underwriters") in connection with the sale by the Company to the Underwriters of 3,000,000 shares of the Company's common stock.

 (c) Exhibits

         The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedules

         The response to this portion of Item 14 is submitted as a separate section of this report.

                                 EXHIBIT INDEX

Exhibit Number             Description
--------------             -----------
         3.1               Articles of Restatement of JDN Realty Corporation (1)
         3.2               Articles of Merger of JDN Enterprises, Inc. with and into the Company (2)
         3.3               Amended and Restated Bylaws of the Company
         4                 Specimen stock certificate (3)
        10.1               JDN Realty Corporation 1993 Incentive Stock Plan, as amended
        10.2               JDN Realty Corporation 1993 Non-Employee Director Stock Option Plan (2)
        10.3               Indemnification Agreement by and between J. Donald Nichols and JDN Realty
                           Corporation, dated February 23, 1994 (2)
        10.4               Indemnification Agreement by and between Elizabeth L. Nichols and JDN
                           Realty Corporation, dated February 23, 1994 (2)
        10.7               Indemnification Agreement by and between William J. Kerley and JDN Realty
                           Corporation, dated February 23, 1994 (2)
        10.8               $150,000,000 Credit Agreement dated as of May 23, 1997 among JDN Realty
                           Corporation and Wachovia Bank of Georgia, N.A., as Agent (5)
        10.10              Indenture, dated as of July 15, 1997, by the Company to First Union National
                           Bank as Trustee (6)
        10.11              First Supplemental Indenture, dated as of July 31, 1997, by the Company to First
                           Union National Bank, as Trustee (6)
        10.12              Second Supplemental Indenture, dated as of February 5, 1998, by the Company to First Union National Bank, as Trustee (7)
        10.10              JDN Realty Corporation Dividend Reinvestment and Stock Purchase Plan (8)
        10.11              JDN Realty Corporation 1995 Employee Stock Purchase Plan (4)
        10.12              Employment Agreement by and between J. Donald Nichols and the Company, dated as of December 1, 1996 (9)
        10.13              Employment Agreement by and between Elizabeth L. Nichols and the Company, dated as of December 1, 1996 (9)
        10.15              Employment Agreement by and between William J. Kerley and the Company, dated as of December 1, 1996 (9)
        10.15              Employment Agreement by and between David L. Henzlik and the Company, dated as of December 1, 1996 (9)
        10.18              Employment Agreement by and between John D. Harris, Jr. and the Company dated as of May 1, 1997.
        10.19              Employment Agreement by and between Leilani L. Jones and the Company, dated as of May 1, 1997.
        12                 Ratio of Earnings to Fixed Charges
        21                 Subsidiaries of the Company
        23                 Consent of Independent Auditors
        27                 Financial Data Schedule
        99.1               Cautionary Statements for Purposes of the Private Securities Litigation Reform
                           Act of 1995 (10)
        99.3               Federal Income Tax and ERISA considerations (10)

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

(5) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(6) Filed as an exhibit to the Company's filing on Form 8-K dated August 1, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(7) Filed as an exhibit to the Company's filing on Form 8-K dated February 13, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(8) Filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 33-90868) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(9) Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1996, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(10) Filed as an exhibit to the Company's filing on Form 8-K dated March 25, 1997 previously filed pursuant to the Securities Exchange Act of 1934, and hereby incorporated by reference.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            JDN REALTY CORPORATION

Dated:  March 16, 1998           By:        /s/ J. Donald Nichols
                                         ---------------------------------------
                                            J. Donald Nichols
                                            Chairman and Chief Executive Officer

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

                Signature                                    Title                               Date
                ---------                                    -----                               ----
 /s/ J. Donald Nichols                         Chairman and Chief Executive Officer          March 16, 1998
------------------------------------
J. Donald Nichols


 /s/ Elizabeth L. Nichols                      President and Director                        March 16, 1998
------------------------------------
Elizabeth L. Nichols


 /s/ William J. Kerley                         Chief Financial Officer                       March 16, 1998
------------------------------------
William J. Kerley


 /s/ John D. Harris, Jr.                       Controller                                    March 16, 1998
------------------------------------
John D. Harris, Jr.


 /s/ Haywood D. Cochrane, Jr.                  Director                                      March 16, 1998
------------------------------------
Haywood D. Cochrane, Jr.


 /s/ William B. Greene                         Director                                      March 16, 1998
------------------------------------
William B. Greene


 /s/ Craig Macnab                              Director                                      March 16, 1998
------------------------------------
Craig Macnab


 /s/ Robert P. Corker, Jr.                     Director                                      March  16, 1998
------------------------------------
Robert P. Corker, Jr.


 /s/ William G. Byrnes                         Director                                      March 16, 1998
------------------------------------
William G. Byrnes

                                    Item 8
                                    ------

                  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
                  ------------------------------------------


                                  Item 14(d)
                                  ----------

                         FINANCIAL STATEMENT SCHEDULES
                         -----------------------------

JDN REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
                                                                                     -------------------------------
(dollars in thousands, except per share data)                                            1997               1996
--------------------------------------------------------------------------------------------------------------------
ASSETS
      Shopping center properties, at cost:
          Land                                                                          $ 85,837          $  50,455
          Buildings and improvements                                                     397,110            262,568
          Property under development                                                      52,356             19,646
                                                                                     -------------------------------

                                                                                         535,303            332,669
          Less: accumulated depreciation and amortization                                (38,306)           (27,973)
                                                                                     -------------------------------

               Shopping center properties, net                                           496,997            304,696
      Cash and cash equivalents                                                           11,439              2,709
      Restricted cash - escrow                                                               186              3,659
      Rents receivable, net of allowance for doubtful accounts of $719 and $410
          in 1997 and 1996, respectively                                                   2,745              2,208
      Investments in and advances to unconsolidated entities:
          JDN Development Company, Inc.                                                   71,221             36,517
          Other                                                                                -              4,736
      Deferred costs, net of amortization                                                  4,189              6,181
      Other assets                                                                        12,976             11,280
                                                                                     -------------------------------

                                                                                       $ 599,753          $ 371,986
                                                                                     ===============================

LIABILITIES AND SHAREHOLDERS' EQUITY
      Liabilities
          Unsecured notes payable                                                      $ 159,511          $       -
          Unsecured line of credit                                                        43,500                  -
          Mortgage notes payable                                                          13,591            141,882
          Accounts payable and accrued expenses                                            6,719              1,999
          Other liabilities                                                                4,844              1,566
                                                                                     -------------------------------

               Total liabilities                                                         228,165            145,447

      Shareholders' Equity
          Preferred stock, par value $.01 per share - authorized 20,000,000
               shares, none outstanding                                                        -                  -
          Common stock, par value $.01 per share - authorized 150,000,000 shares, issued and outstanding 18,497,227 and 13,056,054 shares
               in 1997 and 1996, respectively                                                185                131
          Paid-in capital                                                                378,492            233,497
          Accumulated deficit                                                             (7,089)            (7,089)
                                                                                     -------------------------------

                                                                                         371,588            226,539
                                                                                     -------------------------------

                                                                                       $ 599,753          $ 371,986
                                                                                     ===============================

See accompanying notes.

JDN REALTY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                                               Years Ended December 31,
                                                                  -----------------------------------------------
(in thousands, except per share data)                               1997               1996               1995
-----------------------------------------------------------------------------------------------------------------
Revenues:
      Minimum and percentage rents                                $ 43,346          $ 32,933            $ 27,466
      Recoveries from tenants                                        4,512             3,475               3,245
      Other revenue                                                    147               215                 651
                                                                  -----------------------------------------------
          Total revenues                                            48,005            36,623              31,362

Operating expenses:
      Operating and maintenance                                      3,201             2,586               2,231
      Real estate taxes                                              2,540             1,817               1,970
      General and administrative                                     4,265             3,367               2,818
      Depreciation and amortization                                 10,130             7,786               6,558
                                                                  -----------------------------------------------
          Total operating expenses                                  20,136            15,556              13,577
                                                                  -----------------------------------------------
Income from operations                                              27,869            21,067              17,785
Other income (expense):
      Interest expense, net                                         (4,856)           (5,868)             (7,195)
      Other income (expense), net                                    1,205                83                  67
      Equity in net income of unconsolidated entities                3,367             1,415                 125
                                                                  -----------------------------------------------
Income before net gain (loss) on real estate sales and
      extraordinary items                                           27,585            16,697              10,782
Net gain (loss) on real estate sales                                  (352)              (15)                486
                                                                  -----------------------------------------------
Income before extraordinary items                                   27,233            16,682              11,268
Extraordinary items                                                 (5,940)                -                (531)
                                                                  -----------------------------------------------
Net income                                                        $ 21,293          $ 16,682            $ 10,737
                                                                  ===============================================
Income per share--basic
      Income before extraordinary items                           $   1.77          $   1.50            $   1.28
      Extraordinary items                                            (0.39)                -               (0.06)
                                                                  -----------------------------------------------
       Net income                                                 $   1.38          $   1.50            $   1.22
                                                                  ===============================================
Income per share--diluted
      Income before extraordinary items                           $   1.74          $   1.50            $   1.28
      Extraordinary items                                            (0.38)                -               (0.06)
                                                                  -----------------------------------------------
       Net income                                                 $   1.36          $   1.50            $   1.22
                                                                  ===============================================

See accompanying notes.

JDN REALTY CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                               Common           Paid-in         Accumulated
(in thousands, except per share data)                           Stock           Capital           Deficit             Total
--------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1995                                       $        75     $      125,185    $      (7,089)     $   118,171
      Proceeds from offering of common stock                            25             46,852                -           46,877
      Issuance of shares under dividend
          reinvestment plan                                              -                 33                -               33
      Distributions ($1.80 per share)                                    -             (5,095)         (10,737)         (15,832)
      Net income                                                         -                  -           10,737           10,737
                                                           ---------------------------------------------------------------------

Balance, December 31, 1995                                             100            166,975           (7,089)         159,986
      Proceeds from offerings of common stock                           31             71,513                -           71,544
      Distributions ($1.88 per share)                                    -             (4,991)         (16,682)         (21,673)
      Net income                                                         -                  -           16,682           16,682
                                                           ---------------------------------------------------------------------

 Balance, December 31, 1996                                            131            233,497           (7,089)         226,539
      Proceeds from offerings of common stock                           54            155,734                -          155,788
      Distributions ($1.98 per share)                                    -            (10,739)         (21,293)         (32,032)
      Net Income                                                         -                  -           21,293           21,293
                                                           =====================================================================
 Balance, December 31, 1997                                    $       185     $      378,492    $      (7,089)     $   371,588
                                                           =====================================================================

See accompanying notes.

JDN REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Years Ended December 31,
                                                                           --------------------------------------------
(in thousands)                                                               1997           1996            1995
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
      Net income                                                            $ 21,293        $ 16,682        $ 10,737
      Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation                                                    9,641           7,516           6,250
               Amortization                                                    1,540           1,774           1,670
               Equity in net income of unconsolidated entities                (3,367)         (1,415)           (125)
               Net (gain) loss on real estate sales                              352              15            (486)
               Extraordinary items                                             5,940               -             531
               Changes in assets and liabilities:
                   Rents receivable                                             (537)            420            (802)
                   Other assets                                                 (174)              -               -
                   Accounts payable and accrued expenses                       4,721             834             223
                   Other liabilities                                           2,168             244              54
                                                                         --------------------------------------------
Net cash provided by operating activities                                     41,577          26,070          18,052

Cash flows from investing activities
      Purchases of shopping center properties                                (29,222)         (6,815)         (5,053)
      Improvements to shopping center properties                              (1,714)           (772)           (964)
      Development of shopping center properties                             (139,026)        (48,264)        (43,021)
      Change in restricted cash for land purchase escrow                           -               -           3,662
      Proceeds from real estate sales                                            100               -           1,671
      Investments in and advances to JDN Development Company, Inc.           (33,031)        (16,495)        (13,364)
      Investments in and advances to joint ventures                                -            (772)         (3,767)
      Other                                                                   (1,685)        (10,865)           (282)
                                                                         --------------------------------------------
Net cash used in investing activities                                       (204,578)        (83,983)        (61,118)

Cash flows from financing activities
      Proceeds from mortgages and notes payable                               48,508          82,251          54,227
      Principal payments on mortgages and notes payable                     (201,821)        (69,208)        (38,720)
      Proceeds from unsecured line of credit                                 248,715               -               -
      Principal payments of unsecured line of credit                        (205,215)              -               -
      Distributions paid                                                     (32,032)        (26,229)        (14,571)
      Net proceeds from issuance of common stock                             155,788          71,544          46,877
      Proceeds from issuance on unsecured notes payable                      159,486               -               -
      Deferred financing costs                                                (4,564)           (246)           (328)
      Change in restricted cash for debt escrows                               3,473            (599)         (1,780)
      Other                                                                     (607)              -              33
                                                                         --------------------------------------------
Net cash provided by financing activities                                    171,731          57,513          45,738
                                                                         --------------------------------------------
Increase (decrease) in cash and cash equivalents                               8,730            (400)          2,672
Cash and cash equivalents at beginning of year                                 2,709           3,109             437
                                                                         --------------------------------------------
Cash and cash equivalents at end of year                                    $ 11,439         $ 2,709         $ 3,109
                                                                         ============================================

JDN Realty Corporation
Notes to Consolidated Financial Statements
December 31, 1997
(dollars in thousands, except per share data)

1.   Description of Business and Summary of Significant Accounting Policies

Description of Business

     JDN Realty Corporation (the "Company") is a real estate company specializing in the development and asset management of retail shopping centers anchored by value-oriented retailers. The Company's shopping centers are located in 13 states, primarily in the Southeast. The Company has elected to be taxed as a real estate investment trust ("REIT").

Basis of Presentation

     The financial statements represent the consolidated financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Investments in Unconsolidated Entities

     The Company uses the equity method of accounting for investments in non-majority owned entities including those where the Company's ownership is below 20% and where the Company has the ability to exercise significant influence over operating and financial policies.

Real Estate Assets

     Shopping center properties are stated at cost less accumulated depreciation. The Company capitalizes costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until such time as projects become operational. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to operations as incurred. Renovations which improve or extend the life of the related assets are capitalized.

     In 1996, the Company adopted Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This standard requires the Company to record impairment losses on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows related to those assets are less than their carrying amounts. The effect of the adoption was not material.

Deferred Costs

     Costs and fees associated with the Company's debt obligations are included in deferred costs in the accompanying consolidated balance sheets and are amortized over the terms of the related debt agreements. Amortization of these deferred financing costs is included in interest expense on the statements of income. Accumulated amortization totaled approximately $329 and $3,948 at December 31, 1997 and 1996, respectively.

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

Net Gain (Loss) on Real Estate Sales

     Net gain (loss) on real estate sales relates to the sale of parcels of land. The applicable gain or loss is recognized at closing, when the earnings process is deemed to be complete, which generally coincides with the receipt of cash.

Interest Costs

     Interest costs incurred during the development period of projects are capitalized and depreciated over the life of the building. Interest costs capitalized were $4,650, $1,993, and $1,538 for the years ended December 31, 1997, 1996, and 1995, respectively. Interest payments totaled $11,407, $10,293 and $8,542 during the years ended December 31, 1997, 1996, and 1995, respectively.

Stock-Based Compensation

     The Company uses the intrinsic value method for valuing its awards of stock options and recording the related compensation expense, if any. See Note 10 for pro forma disclosures using the fair value method as described in Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123").

Income Taxes

     The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") and began operating as such on March 27, 1994. As a result, the Company is not subject to federal income taxes to the extent that it distributes annually at least 95% of its taxable income to its shareholders and satisfies certain other requirements defined in the Code. Accordingly, no provision was made for federal income taxes in the accompanying consolidated financial statements.

     The Company declared distributions per share of $1.98, $1.88, and $1.80 during the years ended December 31, 1997, 1996, and 1995, respectively, and these distributions are summarized as follows:


                                           Years ended December 31,
                                     1997            1996            1995
                                --------------------------------------------
Ordinary income                      $ 1.45          $ 1.58          $ 1.43
Return of capital                      0.53            0.30            0.34
Long-term capital gains                   -               -            0.03
                                --------------------------------------------
                                     $ 1.98          $ 1.88          $ 1.80
                                ============================================

Per Share Data

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the Statement 128 requirements.

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

New Accounting Standard

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of Statement 131 but does not anticipate that the adoption of this statement will have a significant effect on the Company's disclosures in its financial statements.

Reclassifications

     Certain amounts as previously reported have been reclassified to conform to the current year's presentation.

2.   Unsecured Notes Payable

     Unsecured Notes Payable consisted of the following:

                                                     Years ended December 31,
                                                       1997             1996
                                                    --------------------------
Seven Year Notes, net of $233 unamortized discount   $  74,767         $    -
Ten Year Notes, net of $256 unamortized discount        84,744              -
                                                    --------------------------
                                                     $ 159,511         $    -
                                                    ==========================

     The Company issued the Seven Year Notes and the Ten Year Notes (collectively, the "Unsecured Notes Payable") on August 4, 1997 in a public offering. The Seven Year Notes carry a face amount of $75,000, a stated rate of 6.80% and were sold at 99.670% of par to yield 6.860% and mature August 1, 2004. The Ten Year Notes carry a face amount of $85,000, a stated rate of 6.95% and were sold at 99.686% of par to yield 6.994% and mature August 1, 2007. Interest on the Unsecured Notes Payable is payable semi-annually in arrears on each August 1 and February 1, commencing February 1, 1998. The Unsecured Notes Payable were issued under a Supplemental Indenture and Indenture which contain covenants customary for notes of this type including limitations on total indebtedness of the Company, limitations on secured debt, maintenance of minimum interest coverage ratios and maintenance of minimum ratios of unencumbered assets to unsecured debt.

3.   Unsecured Line of Credit

     The Unsecured Line of Credit represents a $150,000 unsecured line of credit with a bank group, which closed in May 1997. The Company may borrow amounts under the Unsecured Line of Credit up to an amount equal to 60% of the value of all Eligible Unencumbered Stabilized Properties, as defined, plus 50% of the cost of all Construction in Progress, as defined. The Unsecured Line of Credit contains covenants customary for credit facilities with similar terms and maturities, including limitations on secured debt, maintenance of minimum interest coverage ratios and maintenance of minimum ratios of unencumbered assets to unsecured debt. Interest on the Unsecured Line of Credit is LIBOR plus 1.25% and is payable monthly. At December 31, 1997, the Company had the ability to draw an additional $106,500 and the interest rate on amounts outstanding under the Unsecured Line of Credit was 7.21%. The Unsecured Line of Credit matures in May 2000.

4.   Mortgage Notes Payable

     The Company's mortgage notes payable consisted of the following:

                                                           December 31,
                                                     1997               1996
--------------------------------------------------------------------------------
Term Debt                                          $      -           $  71,771
Bank Credit Facility                                      -              28,800
Mortgage Notes Payable                               13,591               6,553
Construction Loans                                        -              34,758
                                                   -----------------------------
                                                   $ 13,591           $ 141,882
                                                   =============================

     The Term Debt represented a 6.75% fixed rate loan secured by 20 of the Company's properties and was scheduled to mature in March 2001. On July 31, 1997, the Company prepaid all outstanding principal on the Term Debt and satisfied this loan in full.

     The Bank Credit Facility represented a $40,000 line of credit with a bank secured by 17 of the Company's properties. Interest on the Bank Credit Facility was 1.50% above the rate for 30-day Eurodollar deposits. The Bank Credit Facility was scheduled to mature in June 1998; in May 1997, the Company terminated the Bank Credit Facility and satisfied this loan in full.

     Mortgage Notes Payable represent two notes secured by shopping center properties owned by the Company. One of these notes carries a principal balance of $6,429, an interest rate of 7.00% and matures in December 2003. The interest rate on this note is adjusted in December each year the note remains outstanding. The other note, which was assumed in 1997 in conjunction with the acquisition of a shopping center, carries a principal balance of $7,162, with an interest rate of 9.25% and matures in March 2017.

     The Construction Loans represented various loans to fund construction of shopping center developments. These loans were secured by the land and improvements on the shopping center developments. Interest on the Construction Loans ranged from LIBOR plus 1.50% to LIBOR plus 1.75%, and the Construction Loans were scheduled to mature in 1997, 1998, and 1999. During 1997, the Company repaid all amounts outstanding under the Construction Loans and satisfied them in full.

5.   Debt Maturities

     As of December 31, 1997, principal payments on the Company's Unsecured Notes Payable, Unsecured Line of Credit and Mortgage Notes Payable are due as follows:

--------------------------------------------------------------------------------
  1998                                                                $     281
  1999                                                                      304
  2000                                                                   43,830
  2001                                                                      358
  2002                                                                      389
  Thereafter                                                            171,440
                                                                    ------------
                                                                      $ 216,602
                                                                    ============

6.   Fair Value of Financial Instruments

     During 1996, the Company entered into a swap transaction as a hedge against increasing rates on its floating rate debt. Under the initial terms of the agreement, the Company paid a fixed rate of 6.44% and received a variable rate equal to the rate for the one-month LIBOR rate based on the notional amount in the contract. As of December 31, 1996, the notional amount was $70,000; on January 1, 1997, the notional amount increased to $80,000. On February 12, 1997, the Company amended the terms of the swap transaction by reducing the notional amount to $50,000, increasing the fixed rate the Company pays to 6.48% and extending the maturity date to January 1, 2001. The Company records net amounts received or paid under this contract as adjustments to interest expense. Based upon amounts that the Company would pay to terminate the swap transaction on December 31, 1997, the fair value of the swap transaction is estimated to be $848 at December 31, 1997.

     Based upon borrowing rates management believes are available to the Company for loans with similar terms and average maturities, the fair value of the Company's Unsecured Notes Payable,

Unsecured Line of Credit and Mortgage Notes Payable was estimated to be $219,860 at December 31, 1997.

7.   Investments in and Advances to Unconsolidated Entities

     The Company owns 1% of the outstanding voting stock and 100% of the outstanding non-voting stock of JDN Development Company, Inc. ("Development Company"). J. Donald Nichols, the Company's Chairman and Chief Executive Officer, owns the remaining 99% of the outstanding voting stock of Development Company. The Company accounts for its investment in Development Company on the equity method because management believes that it is able to exercise significant influence over the operating and financial policies of Development Company. In 1996, the Company also owned 50% economic interests in two joint ventures formed for the purpose of developing shopping centers in Loganville, Georgia, and Asheville, North Carolina (the "Joint Ventures"). During 1997, the Company purchased all the interests of its third party joint venture partners in the Joint Ventures. Combined summarized financial information on Development Company and the Joint Ventures is as follows:

                                                             December 31,
                                                         1997           1996
                                                      --------------------------
Assets
  Operating properties                                 $  47,837      $  47,972
  Property under development                              46,333         38,546
                                                      --------------------------
    Total real estate                                     94,170         86,518
  Other assets                                            12,322          6,636
                                                      --------------------------
                                                       $ 106,492      $  93,154
                                                      ==========================
Liabilities
  Mortgage notes payable                               $  28,980      $  48,474
  Notes and advances payable to JDN Realty Corporation    62,858         30,977
  Other liabilities                                        6,010          3,599
                                                      --------------------------
                                                          97,848         83,050
Equity                                                     8,644         10,104
                                                      --------------------------
                                                       $ 106,492      $  93,154
                                                      ==========================

                                               Years Ended December 31,
                                        1997             1996           1995
                                     -------------------------------------------
Rental revenues                       $   4,619        $   2,969      $      88
Operating expenses                       (1,689)            (654)           (13)
                                     -------------------------------------------
  Income from operations                  2,930            2,315             75

Interest expense                         (3,791)          (1,313)          (178)
Net gain on real estate sales             7,579            2,358          1,042
Other expense, net                         (725)            (795)          (728)
Income tax expense                       (2,220)            (549)           (78)
                                     -------------------------------------------
  Net income                          $   3,773        $   2,016      $     133
                                     ===========================================

Income (losses) from sitework development contracts associated with sales of land parcels are included in net gain on real estate sales. Changes in estimates associated with these contracts increased net gain on real estate sales in 1996 by approximately $1,153 and increased net income by approximately $679. The Company's share of this increase was $672, which is included in equity in 1996 net income of unconsolidated entities in the accompanying statements of income.

8.   Operating Leases

     Shopping center properties are leased to tenants under operating leases with expiration dates extending to the year 2021. As of December 31, 1997, approximate future minimum rentals due under noncancellable operating leases, excluding tenant reimbursements of operating expenses and additional rentals based on tenants' sales volume, and were as follows:

--------------------------------------------------------------------------------
  1998                                                               $   59,842
  1999                                                                   53,837
  2000                                                                   50,409
  2001                                                                   46,841
  2002                                                                   43,195
  Thereafter                                                            447,086
                                                                    ------------
                                                                     $  701,210
                                                                    ============

     As of December 31, 1997, Wal-Mart Stores, Inc., a national retailer, was an anchor in 31 of the Company's shopping centers. Wal-Mart was a tenant of the Company in 21 of the shopping centers and an unrelated party owned Wal-Mart's portion of the center in the remaining 10 shopping centers. Rentals from this significant tenant were approximately 19%, 22%, and 20% of total minimum and percentage rents for the years ended December 31, 1997, 1996, and 1995, respectively. As of December 31, 1997, Lowe's Companies, Inc., a national retailer, was an anchor in 13 of the Company's shopping centers. Lowe's was a tenant of the Company in 11 of the shopping centers and an unrelated party owned Lowe's portion of the center in the remaining two shopping centers. Rentals from this significant tenant were 10%, 11%, and 8% of total minimum and percentage rent for the years ended December 31, 1997, 1996, and 1995, respectively. There were no other tenants which represented more than 10% of the Company's total minimum and percentage rent in any year presented.

9.   Extraordinary Items

     In 1997, the Company terminated and satisfied in full the Term Debt which was scheduled to mature in 2001. The Company charged unamortized deferred financing costs and prepayment penalties related to the Term Debt of $5,539 to earnings as a component of extraordinary items. Also in 1997, the Company terminated the Bank Credit Facility which was scheduled to mature in June 1998. The Company charged unamortized deferred financing costs related to the Bank Credit Facility of $401 to earnings as a component of extraordinary items.

     In 1995, the Company terminated and satisfied in full a secured line of credit with a bank, which was scheduled to mature in 1997. The Company charged unamortized deferred financing costs related to this facility of $403 to earnings as a component of extraordinary items. Also charged to extraordinary items in 1995 was $128 in unamortized deferred financing costs related to an unscheduled principal payment on the Term Debt.

10.  Stock Option Plans

     The Company maintains the JDN Realty Corporation 1993 Incentive Stock Plan which provides for issuance of options to purchase shares of the Company's common stock and restricted shares of common stock to individuals providing services to the Company, its subsidiaries and affiliated entities at the discretion of the Compensation Committee of the Board of Directors. Under the plan, the exercise price of options granted will not be less than the fair market value of the shares on the date of grant for incentive stock options and will not be less than 50% of the fair market value of the shares on the date of grant for non-qualified stock options. The options expire 10 years from the date of grant. Options granted prior to 1995 and during 1997 vest one-third after six months and one-third after each of the two successive twelve-month periods thereafter. Options granted in 1995 vest nine years after the grant date; however, the vesting period may accelerate if certain performance measures are met. As of December 31, 1997, 1,080 options were available for grant and 579,813 of the options granted were exercisable.

          The following is a summary of plan activity since inception:

                                                                                    Weighted Average
                                           Number of Shares      Option Price         Option Price
1993 Incentive Stock Plan                 Underlying Options      Per Share            Per Share
-----------------------------------------------------------------------------------------------------
Options outstanding, January 1, 1995             633,813        $22.00 to $23.25         $22.136
          Granted                                300,000             $20.25                20.25
          Exercised                                    -               -                       -
          Forfeited                              (13,000)            $23.25                23.25
                                           ----------------------------------------------------------

Options outstanding, December 31, 1995           920,813        $20.25 to $23.25          21.506
          Granted                                      -               -                       -
          Exercised                                    -               -                       -
          Forfeited                               (8,000)            $23.25                23.25
                                           ----------------------------------------------------------

Options outstanding, December 31, 1996           912,813        $20.25 to $23.25          21.491
          Granted                                942,500       $28.875 to $31.125         31.119
          Exercised                              (33,000)       $22.00 to $23.25          22.114
          Forfeited                                    -               -                       -
                                           ----------------------------------------------------------

Options outstanding, December 31, 1997         1,822,313       $20.25 to $31.125         $26.459
                                           ==========================================================

     During 1993, the Company adopted the JDN Realty Corporation 1993 Non-Employee Directors Stock Option Plan reserving 300,000 shares of common stock. The plan provides that 3,000 options shall be granted each Non-Employee Director serving the Company on January 1 of each year. The exercise price of each option will equal the fair market value of the shares on the date of grant. The options expire 10 years from the date of grant and vest in the following manner: (1) one-third two years after the date of grant, (2) one-third three years after the date of grant, and (3) one-third four years after the date of grant. As of December 31, 1997, 261,000 options were available for grant and 9,000 of the options granted were exercisable. The following is a summary of plan activity:

                                                                                         Weighted Average
                                                 Number of Shares      Option Price        Option Price
1993 Non-Employee Directors Stock Option Plan   Underlying Options      Per Share           Per Share
-------------------------------------------------------------------------------------------------------------
Options outstanding, January 1, 1995                   12,000             $22.00              $22.00
          Granted                                      12,000             $20.00               20.00
          Exercised                                         -               -                      -
          Forfeited                                    (6,000)       $20.00 to $22.00          21.00
                                                 ------------------------------------------------------------

Options outstanding, December 31, 1995                 18,000        $20.00 to $22.00          21.00
          Granted                                       9,000            $22.375              22.375
          Exercised                                         -               -                      -
          Forfeited                                         -               -                      -
                                                 ------------------------------------------------------------

Options outstanding, December 31, 1996                 27,000        $20.00 to $22.375        21.458
          Granted                                      12,000            $27.625              27.625
          Exercised                                         -               -                      -
          Forfeited                                         -               -                      -
                                                 ------------------------------------------------------------

Options outstanding, December 31, 1997                 39,000        $20.00 to $27.625       $23.356
                                                 ============================================================

     Pro forma information regarding net income and earnings per share is required by Statement 123 using an acceptable fair value method for all options granted by the Company subsequent to December 31, 1994. The Company estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995: risk-free interest rate of 6.18%, 6.39%, and 6.39%, respectively; dividend yield of 6.43%, 6.80% and 6.80%, respectively; volatility factor of the expected market price of the Company's common stock of 0.16, 0.15, and 0.15, respectively, and a weighted-average expected life of the options of 5, 9 and 9 years, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. On a pro forma basis, assuming that the Company utilized the fair value method of accounting for stock options, net income, net income per share-basic and net income per share-diluted for 1997 were $20,505, $1.33, and $1.31, respectively. The effect on net income and net income per share for pro forma disclosure purposes was not material for 1996 or 1995.

11.  Profit Sharing Plan

     The Company offers to employees the JDN Realty Corporation Savings and Profit Sharing Plan, a defined contribution plan, which is intended to qualify under Section 401(a) and 401(k) of the Code. All employees of the Company as of the plan adoption date were eligible to participate in the plan. Employees hired after such date and who have completed six months of service with the Company may participate in the plan. Participants may contribute up to 20% of their base salary to the plan and any matching contribution by the Company is discretionary. During the years ended December 31, 1997, 1996 and 1995, the Company contributed $36, $25 and $-0- respectively, to the plan.

12.  Employee Stock Purchase Plan

     During 1995, the Company adopted the JDN Realty Corporation 1995 Employee Stock Purchase Plan which is intended to qualify as an "Employee Stock Purchase Plan" within the meaning of Section 423 of the Code. The plan became effective on March 1, 1996. The plan authorizes the sale of up to 100,000 shares of common stock to eligible employees of the Company at a 15% discount from the market price. During 1997, 1996 and 1995, the Company issued 832, -0-, and -0- shares under the plan.

13.  Dividend Reinvestment and Stock Purchase Plan

     During 1995, the Company adopted the JDN Realty Corporation Dividend Reinvestment and Stock Purchase Plan. The plan allows shareholders to automatically reinvest cash dividends in and make optional cash purchases of shares of the Company's common stock. As of December 31, 1997, 8,951 shares had been issued under the plan and 491,049 were reserved for issuance.

14.  Commitments and Contingencies

     As of December 31, 1997, the Company guaranteed all or portions of three loans of Development Company or its subsidiaries in the amount of $21,869. The loans are secured by property owned by Development Company or its subsidiaries and are due in 1998 and 1999.

     As of December 31, 1997, the Company had executed construction contracts on nine of its development sites and had approximately $14,015 in costs remaining to be incurred under these contracts.

     As of December 31, 1997, the Company had executed two contracts to purchase a total of six shopping center projects. In February 1998, the Company purchased these six shopping centers for an aggregate purchase price of approximately $71,300. In conjunction with the purchase of one of these shopping centers, limited partnership units valued at $3,000 were issued by a limited partnership for which the Company serves as general partner which are exchangeable into cash or 93,023 shares of the Company's common stock beginning in February 1999. In conjunction with the purchase of another of these shopping centers, the Company cancelled a $10,500 mortgage loan receivable from the seller as a credit at closing. This note receivable was included in other assets on the balance sheets at December 31, 1997 and 1996. The Company is pursuing other acquisition and development opportunities in the ordinary course of business, which are not yet subject to definitive agreements.

     The Company is, from time to time, a party to legal proceedings, which arise in the ordinary course of its business. The Company is not currently involved in any litigation, nor, to management's knowledge, is any litigation threatened against the Company, the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on the results of operations or financial condition of the Company.

15.  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                   Years Ended December 31,
                                                              1997           1996           1995
                                                            ---------------------------------------
Numerator:
    Income before extraordinary items                       $ 27,233       $ 16,682       $ 11,268
    Extraordinary items                                       (5,940)           -             (531)
                                                            ---------------------------------------
    Net income                                              $ 21,293       $ 16,682       $ 10,737
                                                            =======================================
Denominator:
    Denominator for basic earnings per share-
       weighted-average shares (in thousands)                 15,377         11,086          8,819
    Effect of dilutive securities:
       Stock options (in thousands)                              268             57              1
                                                            ---------------------------------------
    Denominator for diluted earnings per share-
       adjusted weighted-average shares                       15,645         11,143          8,820
                                                            =======================================
Income per share--basic:
    Income before extraordinary items                       $   1.77       $   1.50       $   1.28
    Extraordinary items                                        (0.39)           -            (0.06)
                                                            ---------------------------------------
    Net income                                              $   1.38       $   1.50       $   1.22
                                                            =======================================
Income per share--diluted:
    Income before extraordinary items                       $   1.74       $   1.50       $   1.28
    Extraordinary items                                        (0.38)           -            (0.06)
                                                            ---------------------------------------
Net income                                                  $   1.36       $   1.50       $   1.22
                                                            =======================================

     Options to purchase 940,000, 48,000 and 629,813 shares of common stock for the years ended December 31, 1997, 1996 and 1995, respectively, were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

16.  Subsequent Events

     During February 1998, the Company issued 1,633,131 shares of its common stock in two public offerings which netted proceeds of $52,080 to the Company.

17.  Quarterly Financial Information (Unaudited)

     The following is a summary of the unaudited quarterly financial information for the years ended December 31, 1997 and 1996:

                                                        Quarters
                                         First     Second      Third    Fourth
--------------------------------------------------------------------------------

1997
Revenues                                $ 10,279   $ 10,916   $ 12,338  $ 14,473
Income before extraordinary item        $  5,503   $  6,726   $  7,078  $  7,926
Net income                              $  5,503   $  6,325   $  1,539  $  7,926

Income per share--basic
     Income before extraordinary item   $   0.40   $   0.44   $   0.46  $   0.47
     Net income                         $   0.40   $   0.41   $   0.10  $   0.47

Income per share--diluted
     Income before extraordinary item   $   0.40   $   0.43   $   0.45  $   0.46
     Net income                         $   0.40   $   0.40   $   0.10  $   0.46

1996:
Revenues                                $  8,688   $  8,910   $  9,159  $  9,866
Net income                              $  3,618   $  4,155   $  4,311  $  4,598

Net income per share:
     Basic                              $   0.35   $   0.38   $   0.39  $   0.39
     Diluted                            $   0.35   $   0.38   $   0.39  $   0.38



     Earnings per share amounts for the first three quarters of 1997 and for all of 1996 have been restated to comply with Statement 128.

                         Report of Independent Auditors

Shareholders and Board of Directors
JDN Realty Corporation

     We have audited the accompanying consolidated balance sheets of JDN Realty Corporation as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JDN Realty Corporation at December 31, 1997 and 1996 and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                 ERNST & YOUNG LLP


Atlanta, Georgia
February 27, 1998

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             JDN REALTY CORPORATION

                                 (In thousands)

-------------------------------------------------------------------------------------------------------------
                     COL. A                        COL. B                            COL. C
-------------------------------------------------------------------------------------------------------------
                                                                                    Additions
                                                                      ---------------------------------------
                                             Balance at Beginning     Charged to Costs     Charged to Other
                  Description                     of Period             and Expenses      Accounts - Describe
-------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997:
   Deduct from asset accounts:
       Allowance for Doubtful Accounts                       $410                 $619
                                            ======================   ==================

Year ended December 31, 1996:
   Deduct from asset accounts:
       Allowance for Doubtful Accounts                       $277                 $350
                                            ======================   ==================

Year ended December 31, 1995:
   Deduct from asset accounts:
       Allowance for Doubtful Accounts                       $265                 $132
                                            ======================   ==================
-----------------------------------------------------------------------------------------------
                    COL. A                          COL. D                    COL. E
-----------------------------------------------------------------------------------------------


                                                                           Balance at End
                  Description                Deductions - Describe           of Period
-----------------------------------------------------------------------------------------------
Year ended December 31, 1997:
   Deduct from asset accounts:
       Allowance for Doubtful Accounts                          $310 (1)                  $719
                                            =========================    ======================

Year ended December 31, 1996:
   Deduct from asset accounts:
       Allowance for Doubtful Accounts                          $217 (1)                  $410
                                            =========================    ======================

Year ended December 31, 1995:
   Deduct from asset accounts:
       Allowance for Doubtful Accounts                          $120 (1)                  $277
                                            =========================    ======================

(1)  Write-off of uncollectible rents receivable.

             Schedule III - Real Estate and Accumulated Depreciation
                             JDN Realty Corporation
                                December 31, 1997
                                 (In thousands)

---------------------------------------------------------------------------------------------------------------------
                 COL. A                           COL. B           COL. C                       COL. D
---------------------------------------------------------------------------------------------------------------------
                                                                                      Cost Capitalized Subsequent to
                                                                                      -------------------------------
                                                          Initial Cost to Company              Acquisition
                                                          -----------------------              -----------
                                                                       Buildings and                  Carrying
Description                                   Encumbrances    Land     Improvements    Improvements     Costs
---------------------------------------------------------------------------------------------------------------------
Operating Property:
------------------
   Pepperell Corners (Opelika, AL)                  $ -    $ 2,062      $ 11,705        $    67         $ -

   White Sands (Fort Walton, FL)                      -        452             -          1,040           -

   Capital West (Tallahassee, FL)                     -      2,040             -          4,856           -

   Felton's Crossing (Cartersville, GA)               -        177             -          3,253           -

   Banks Station (Fayetteville, GA)                   -      1,522         9,604            223           -

   Five Forks Village (Lawrenceville, GA)             -      1,245         7,065             84           -

   Ellis Crossing (Griffin, GA)                       -        302             -          2,477           -

   Town Center (Lawrenceville, GA)                    -      2,962        17,037            415           -

   Five Forks Crossing (Lilburn, GA)                  -        930         5,287             27           -

   Merchant Square (Riverdale, GA)                    -        191             -          1,366           -

   Shannon Square (Union City, GA)                    -        195             -          4,168           -

   East Ridge Crossing (Hendersonville, NC)           -          -             -          4,282           -

   Pineridge Crossing (Rockingham, NC)                -        203             -          7,089           -

   Wallace Crossing (Wallace, NC)                     -        665         3,843             48           -

   Myrtle Grove (Wilmington, NC)                      -      1,877             -          8,848           -

   Ashley Crossing (Charleston, SC)                   -      2,182        10,354            156           -

   Overlook at Hamilton Place (Chattanooga, TN)       -      1,595        12,725            125           -

   Farragut Pointe (Farragut, TN)                     -        731         4,165             21           -

   Country Bridge (Memphis, TN)                       -        750         4,294             32           -

   Lexington Commons (Lexington, VA)                  -        882             -          5,374           -
-----------------------------------------------------------------------------------------------------------------------------------
                 COL. A                                             COL. E                       COL. F    COL. G      COL. H
-----------------------------------------------------------------------------------------------------------------------------------
                                            Gross Amount at which Carried at close of Period
                                            ------------------------------------------------
                                                             Buildings and                     Accumulated    Date of      Date
Description                                      Land        Improvements        Total         Depreciation Construction Acquired
-----------------------------------------------------------------------------------------------------------------------------------
Operating Property:
------------------
   Pepperell Corners (Opelika, AL)              $ 2,062          $ 11,772      $ 13,834             $ 1,408     1993        1994

   White Sands (Fort Walton, FL)                    452             1,040         1,492                 338     1986        1985

   Capital West (Tallahassee, FL)                 2,040             4,856         6,896               1,154     1990        1989

   Felton's Crossing (Cartersville, GA)             177             3,253         3,430               1,285     1984        1983

   Banks Station (Fayetteville, GA)               1,522             9,827        11,349               1,190     1990        1994

   Five Forks Village (Lawrenceville, GA)         1,245             7,149         8,394                 856     1990        1994

   Ellis Crossing (Griffin, GA)                     302             2,477         2,779                 922     1986        1985

   Town Center (Lawrenceville, GA)                2,962            17,452        20,414               2,117     1989        1994

   Five Forks Crossing (Lilburn, GA)                930             5,314         6,244                 635     1990        1994

   Merchant Square (Riverdale, GA)                  191             1,366         1,557                 347     1989        1989

   Shannon Square (Union City, GA)                  195             4,168         4,363               1,367     1986        1984

   East Ridge Crossing (Hendersonville, NC)           -             4,282         4,282               1,193     1988        1988

   Pineridge Crossing (Rockingham, NC)              203             7,089         7,292               1,820     1988        1986

   Wallace Crossing (Wallace, NC)                   665             3,891         4,556                 462     1989        1994

   Myrtle Grove (Wilmington, NC)                  1,877             8,848        10,725               1,832     1991        1988

   Ashley Crossing (Charleston, SC)               2,182            10,510        12,692               1,256     1991        1994

   Overlook at Hamilton Place (Chattanooga, TN)   1,595            12,850        14,445               1,506     1992        1994

   Farragut Pointe (Farragut, TN)                   731             4,186         4,917                 502     1991        1994

   Country Bridge (Memphis, TN)                     750             4,326         5,076                 518     1993        1994

   Lexington Commons (Lexington, VA)                882             5,374         6,256                 886     1989        1988

            Schedule III - Real Estate and Accumulated Depreciation
                            JDN Realty Corporation
                               December 31, 1997
                                (In thousands)

--------------------------------------------------------------------------------------------------------------------------
                 COL. A                       COL. B             COL. C                           COL. D
--------------------------------------------------------------------------------------------------------------------------
                                                                                           Cost Capitalized Subsequent to
                                                                                           ------------------------------
                                                              Initial Cost to Company               Acquisition
                                                              -----------------------               -----------

                                                                        Buildings and                       Carrying
Description                                   Encumbrances    Land      Improvements          Improvements    Costs
-------------------------------------------------------------------------------------------------------------------------
Operating Property:
-------------------
   The Junction (Jackson, MS)                        7,162      1,361           7,858                   -           -

   Southland Plaza (Decatur, AL)                         -      1,013           5,802                 146           -

   East Side Plaza (Gadsden, AL)                         -        130               -               2,322           -

   Pepperell Corners, Phase II (Opelika, AL)             -        744           1,628                 (35)          -

   Ocala West (Ocala, FL)                                -        839           4,920                   -           -

   Riverplace (Canton, GA)                               -         66               -               2,211           -

   River Pointe (Canton, GA)                             -        370           2,301                 206           -

   Bartow Marketplace (Cartersville, GA)                 -      3,513          16,688                 140           -

   Cordele Marketplace (Cordele, GA)                     -        603           8,164                   -           -

   Cumming Marketplace (Cumming, GA)                     -      3,210          13,526                   2           -

   Dodge County (Eastman, GA)                            -        172               -               2,316           -

   Foodmax Plaza (Fort Oglethorpe, GA)                   -      1,092           6,204                  79           -

   North Main Street (LaFayette, GA)                     -        123               -               3,137           -

   LaGrange Wal-Mart (LaGrange, GA)                      -        183               -               1,420           -

   Lowe's (Lilburn, GA)                                  -      3,642           6,413                   -           -

   Midway Shopping Center (Loganville, GA)               -      1,356           6,490                   -           -

   Beacon Heights (Madison, GA)                          -        550               -               4,113           -

   Lowe's (Marietta, GA)                                 -      3,154           6,384                   -           -

   Newnan Crossing (Newnan, GA)                          -      3,750          17,745                 204           -

   Pike Nursery (Peachtree City, GA)                     -      1,008               1               1,002           -


---------------------------------------------------------------------------------------------------------------------------------
                 COL. A                                       COL. E                    COL. F       COL. G         COL. H
---------------------------------------------------------------------------------------------------------------------------------
                                                   Gross Amount at which Carried
                                                   -----------------------------
                                                       at close of Period
                                                       ------------------
                                                            Buildings and              Accumulated     Date of
Description                                      Land       Improvements   Total      Depreciation   Construction   Date Acquired
----------------------------------------------------------------------------------------------------------------------------------
Operating Property:
-------------------
   The Junction (Jackson, MS)                      1,361           7,858      9,219             205       1996          1997

   Southland Plaza (Decatur, AL)                   1,013           5,948      6,961             187       1965          1996

   East Side Plaza (Gadsden, AL)                     130           2,322      2,452           1,033       1979          1980

   Pepperell Corners, Phase II (Opelika, AL)         744           1,593      2,337             141       1995          1995

   Ocala West (Ocala, FL)                            839           4,920      5,759              39       1984          1997

   Riverplace (Canton, GA)                            66           2,211      2,277           1,072       1983          1983

   River Pointe (Canton, GA)                         370           2,507      2,877              81       1996          1996

   Bartow Marketplace (Cartersville, GA)           3,513          16,828     20,341           1,142       1995          1995

   Cordele Marketplace (Cordele, GA)                 603           8,164      8,767              28       1997          1997

   Cumming Marketplace (Cumming, GA)               3,210          13,528     16,738             104       1997          1997

   Dodge County (Eastman, GA)                        172           2,316      2,488             567       1990          1986

   Foodmax Plaza (Fort Oglethorpe, GA)             1,092           6,283      7,375             679       1973          1994

   North Main Street (LaFayette, GA)                 123           3,137      3,260             756       1990          1988

   LaGrange Wal-Mart (LaGrange, GA)                  183           1,420      1,603             603       1984          1983

   Lowe's (Lilburn, GA)                            3,642           6,413     10,055               -       1997          1997

   Midway Shopping Center (Loganville, GA)         1,356           6,490      7,846             375       1995          1997

   Beacon Heights (Madison, GA)                      550           4,113      4,663           1,126       1989          1987

   Lowe's (Marietta, GA)                           3,154           6,384      9,538              25       1997          1997

   Newnan Crossing (Newnan, GA)                    3,750          17,949     21,699             940       1995          1995

   Pike Nursery (Peachtree City, GA)               1,008           1,003      2,011              16       1996          1996

            Schedule III - Real Estate and Accumulated Depreciation
                            JDN Realty Corporation
                               December 31, 1997
                                (In thousands)

-------------------------------------------------------------------------------------------------------------------------
                 COL. A                       COL. B               COL. C                           COL. D
-------------------------------------------------------------------------------------------------------------------------
                                                            Initial Cost to Company       Cost Capitalized Subsequent to
                                                                                                   Acquisition

                                                                        Buildings and                         Carrying
Description                                Encumbrances      Land       Improvements      Improvements         Costs
-------------------------------------------------------------------------------------------------------------------------
Operating Property:
   Freeway Junction (Stockbridge, GA)                 -        980         5,550                    91               -

   Pike's Nursery (Stockbridge, GA)                   -        963         1,039                     -               -

   Rivercliff Village (Stone Mountain, GA)            -        300         1,701                     -               -

   Pike's Nursery (Suwanee, GA)                       -        614         1,294                     -               -

   Warner Robins Place (Warner Robins, GA)            -        203           907                     -               -

   Woodstock Place (Woodstock, GA)                    -      1,692             -                 7,651               -

   Lowe's (Woodstock, GA)                             -      3,619         6,790                     -               -

   River Hills Shopping Center (Asheville, NC)        -      3,125        13,376                                     -

   Wendover Place (Greensboro, NC)                    -      5,266        15,136                    27               -

   Pike Nursery (Woodstock, GA)                       -      1,323             1                 1,101               -

   University Commons (Greenville, NC)                -      3,557        15,865                 1,842               -

   Chesterfield Commons (Cheraw, SC)                  -        127             -                 2,160               -

   Kelley Corners (Lake City, SC)                     -        415         5,385                    28               -

   Merchants Walk (Sumter, SC)                        -        130             -                   797               -

   Foodmax Plaza (Columbia, TN)                       -        673         3,836                    38               -

   Alexander Plaza (Franklin, TN)                     -         24             -                   473               -

   Northcreek Commons (Goodlettsville, TN)            -        742         4,311                   146               -

   Memorial Village (Murfreesboro, TN)                -        991         5,636                   132               -

   Plaza South (Murfreesboro, TN)                     -        523         3,088                     1               -

   Cherokee Square (Tullahoma, TN)                    -        502         2,868                    32               -


--------------------------------------------------------------------------------------------------
                 COL. A                                              COL. E
--------------------------------------------------------------------------------------------------
                                                Gross Amount at which Carried at close of Period
                                                ------------------------------------------------

                                                                Buildings and
Description                                         Land         Improvements        Total
--------------------------------------------------------------------------------------------------
Operating Property:
   Freeway Junction (Stockbridge, GA)                  980              5,641          6,621

   Pike's Nursery (Stockbridge, GA)                    963              1,039          2,002

   Rivercliff Village (Stone Mountain, GA)             300              1,701          2,001

   Pike's Nursery (Suwanee, GA)                        614              1,294          1,908

   Warner Robins Place (Warner Robins, GA)             203                907          1,110

   Woodstock Place (Woodstock, GA)                   1,692              7,651          9,343

   Lowe's (Woodstock, GA)                            3,619              6,790         10,409

   River Hills Shopping Center (Asheville, NC)       3,125             13,376         16,501

   Wendover Place (Greensboro, NC)                   5,266             15,163         20,429

   Pike Nursery (Woodstock, GA)                      1,323              1,102          2,425

   University Commons (Greenville, NC)               3,557             17,707         21,264

   Chesterfield Commons (Cheraw, SC)                   127              2,160          2,287

   Kelley Corners (Lake City, SC)                      415              5,413          5,828

   Merchants Walk (Sumter, SC)                         130                797            927

   Foodmax Plaza (Columbia, TN)                        673              3,874          4,547

   Alexander Plaza (Franklin, TN)                       24                473            497

   Northcreek Commons (Goodlettsville, TN)             742              4,457          5,199

   Memorial Village (Murfreesboro, TN)                 991              5,768          6,759

   Plaza South (Murfreesboro, TN)                      523              3,089          3,612

   Cherokee Square (Tullahoma, TN)                     502              2,900          3,402


-------------------------------------------------------------------------------------------------
                 COL. A                             COL. F            COL. G          COL. H
-------------------------------------------------------------------------------------------------



                                                  Accumulated        Date of
Description                                       Depreciation     Construction    Date Acquired
-------------------------------------------------------------------------------------------------
Operating Property:
   Freeway Junction (Stockbridge, GA)                      549        1988             1994

   Pike's Nursery (Stockbridge, GA)                         16        1997             1997

   Rivercliff Village (Stone Mountain, GA)                  13        1978             1997

   Pike's Nursery (Suwanee, GA)                              6        1997             1997

   Warner Robins Place (Warner Robins, GA)                  12        1997             1997

   Woodstock Place (Woodstock, GA)                         847        1985             1982

   Lowe's (Woodstock, GA)                                    -        1997             1997

   River Hills Shopping Center (Asheville, NC)             359        1996             1997

   Wendover Place (Greensboro, NC)                          48        1997             1997

   Pike Nursery (Woodstock, GA)                             37        1996             1996

   University Commons (Greenville, NC)                     610        1996             1996

   Chesterfield Commons (Cheraw, SC)                       577        1990             1986

   Kelley Corners (Lake City, SC)                          688        1991             1994

   Merchants Walk (Sumter, SC)                             316        1987             1986

   Foodmax Plaza (Columbia, TN)                            421        1993             1994

   Alexander Plaza (Franklin, TN)                           71        1983             1983

   Northcreek Commons (Goodlettsville, TN)                 280        1987             1995

   Memorial Village (Murfreesboro, TN)                     621        1972             1994

   Plaza South (Murfreesboro, TN)                           40        1990             1997

   Cherokee Square (Tullahoma, TN)                         350        1989             1994

             Schedule III - Real Estate and Accumulated Depreciation
                             JDN Realty Corporation
                                December 31, 1997
                                 (In thousands)

----------------------------------------------------------------------------------------------------------------
                 COL. A                       COL. B               COL. C                       COL. D
----------------------------------------------------------------------------------------------------------------
                                                                                  Cost Capitalized Subsequent to
                                                                                  ------------------------------
                                                         Initial Cost to Company           Acquisition
                                                         -----------------------           -----------
                                                                    Buildings and                   Carrying
Description                                Encumbrances    Land     Improvements    Improvements      Costs
----------------------------------------------------------------------------------------------------------------
Operating Property:
------------------
   Township Marketplace (Monaca, PA)                  -      1,340        10,105              -           -

   Bermuda Square (Chester, VA)                       -      1,302         7,534              -           -

   Genito Crossing (Midlothian, VA)                   -        823         4,812              -           -

   Tri-Rivers (South Boston, VA)                      -        502         4,431              -           -

   Tri-State Plaza (Burlington, OH)                   -      1,563         6,419              -           -

   Carriage Gate (Richmond, KY)                   6,429      1,398         7,944             45           -

   Suttons North Plaza (Topeka, KS)                   -        271         1,660              -           -

   Atlanta Headquarters                               -        248             -          1,441           -
                                           ----------------------------------------------------------------------
                 Total Operating Property        13,591     81,058       320,061         77,049           -
-----------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
                 COL. A                                    COL. E                           COL. F   COL. G      COL. H
---------------------------------------------------------------------------------------------------------------------------
                                       Gross Amount at which Carried at close of Period
                                       ------------------------------------------------
                                                         Buildings and                Accumulated     Date of       Date
Description                                     Land     Improvements     Total       Depreciation  Construction  Acquired
---------------------------------------------------------------------------------------------------------------------------
Operating Property:
------------------
   Township Marketplace (Monaca, PA)              1,340          10,105     11,445              83     1997        1997

   Bermuda Square (Chester, VA)                   1,302           7,534      8,836              59     1977        1997

   Genito Crossing (Midlothian, VA)                 823           4,812      5,635              38     1985        1997

   Tri-Rivers (South Boston, VA)                    502           4,431      4,933              81     1989        1997

   Tri-State Plaza (Burlington, OH)               1,563           6,419      7,982             564     1995        1995

   Carriage Gate (Richmond, KY)                   1,398           7,989      9,387             868     1992        1994

   Suttons North Plaza (Topeka, KS)                 271           1,660      1,931               7     1976        1997

   Atlanta Headquarters                             248           1,441      1,689              32     1955        1997
                                           --------------------------------------------------------------------------------
                 Total Operating Property        81,058         397,110    478,168          38,306
---------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
                 COL. A                       COL. B               COL. C                       COL. D
----------------------------------------------------------------------------------------------------------------
                                                                                  Cost Capitalized Subsequent to
                                                                                  ------------------------------
                                                         Initial Cost to Company           Acquisition
                                                         -----------------------           -----------
                                                                    Buildings and                   Carrying
Description                                Encumbrances    Land     Improvements    Improvements      Costs
-----------------------------------------------------------------------------------------------------------------
Undeveloped Land
----------------
   Charleston                                         -        179             -              -           -
   Lexington                                          -        202             -              -           -
   Hickory, NC                                        -        300             -              -           -
   Rockingham, NC                                     -        300             -              -           -
   Wallace                                            -        251             -              -           -
   Warner Robins, GA                                  -        234             -              -           -
   Cumming                                            -      2,332             -              -           -
   Lawrenceville TC                                   -        601             -              -           -
   Gadsden, AL                                        -         55             -              -           -
   Eastman, Ga                                        -         69             -              -           -
   LaFayette, GA                                      -         84             -              -           -
   Madison, GA                                        -         22             -              -           -
   Fayetteville, Ga                                   -        150             -              -           -
                                          -----------------------------------------------------------------------
                   Total Undeveloped Land             -      4,779             -              -           -
                                          -----------------------------------------------------------------------
                                          -----------------------------------------------------------------------
                                 Subtotal      $ 13,591   $ 85,837     $ 320,061         77,049         $ -
-----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
                 COL. A                                    COL. E                           COL. F
----------------------------------------------------------------------------------------------------
                                       Gross Amount at which Carried at close of Period
                                       ------------------------------------------------
                                                         Buildings and                Accumulated
Description                                     Land     Improvements     Total       Depreciation
----------------------------------------------------------------------------------------------------
Undeveloped Land
----------------
   Charleston                                   179               -        179               -
   Lexington                                    202               -        202               -
   Hickory, NC                                  300               -        300               -
   Rockingham, NC                               300               -        300               -
   Wallace                                      251               -        251               -
   Warner Robins, GA                            234               -        234               -
   Cumming                                    2,332               -      2,332               -
   Lawrenceville TC                             601               -        601               -
   Gadsden, AL                                   55               -         55               -
   Eastman, Ga                                   69               -         69               -
   LaFayette, GA                                 84               -         84               -
   Madison, GA                                   22               -         22               -
   Fayetteville, Ga                             150               -        150               -
                                          ----------------------------------------------------------
                   Total Undeveloped Land     4,779               -      4,779               -
                                          ----------------------------------------------------------
                                          ----------------------------------------------------------
                                 Subtotal  $ 85,837       $ 397,110  $ 482,947        $ 38,306
                                          ----------------------------------------------------------

             Schedule III - Real Estate and Accumulated Depreciation
                             JDN Realty Corporation
                                December 31, 1997
                                 (In thousands)

----------------------------------------------------------------------------------------------------------------
                 COL. A                       COL. B             COL. C                       COL. D
----------------------------------------------------------------------------------------------------------------
                                                                                  Cost Capitalized Subsequent to
                                                                                  ------------------------------
                                                         Initial Cost to Company           Acquisition
                                                         -----------------------           -----------
                                                                    Buildings and                      Carrying
Description                                Encumbrances    Land     Improvements      Improvements       Costs
----------------------------------------------------------------------------------------------------------------
Property under Development
--------------------------
   Acquisitions-Early Stage                           -          -           119              -           -
   Alpharetta, GA                                     -      5,859           587              -           -
   Beaver Valley, PA                                  -      2,430         2,900              -           -
   Bettendorf, IA                                     -          -           100              -           -
   Brandon (Publix), FL                               -      2,603           857              -           -
   Brandon, FL                                        -      2,865         1,584              -           -
   Buford, GA                                         -          -           775              -           -
   Canton (Redev), GA                                 -          -           157              -           -
   Cary, NC                                           -          -            49              -           -
   Cartersville (Redev.)                              -          -            53              -           -
   Cobb Co.                                           -          -         2,419              -           -
   Cumming, GA                                        -        108           625              -           -
   Cumming, GA Phase II                               -          -             8              -           -
   CVS Deals                                          -          -            16              -           -
   Fayetteville                                       -          -           489              -           -
   Forsyth Co. Pike                                   -          -             5              -           -
   Fort Oglethorpe                                    -          -             -              -           -
   Gallipolis, OH                                     -      1,196         5,188              -           -
   Greensboro, NC                                     -      3,248         3,447              -           -
   Greensboro, North                                  -          -             3              -           -
   Gulf Breeze, FL                                    -        471         1,277              -           -
   Headquarters Acquisition                           -          -         1,838              -           -
   Jackson MS                                         -        521           451              -           -
   Lousville, KY                                      -          -             1              -           -
   Milwaukee WI                                       -          -           101              -           -
   Murfreesboro, TN                                   -          -            37              -           -
   Stockbridge Pike                                   -          -            44              -           -
   Stone Mtn, GA                                      -      1,234           596              -           -
   Suwanee, GA- Pike                                  -        582           478              -           -
   Topeka, KS                                         -          -             1              -           -
   Wilmington, NC                                     -      2,649         3,768              -           -
   Winston-Salem, NC                                  -        521            96              -           -
                                             -------------------------------------------------------------------
         Total Property under Development             -     24,287        28,069              -           -
                                             -------------------------------------------------------------------
                                             -------------------------------------------------------------------
                                 Total           13,591    110,124       348,130         77,049           -
                                             -------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
                        COL. A                                COL. E                        COL. F
--------------------------------------------------------------------------------------------------------
                                         Gross Amount at which Carried at close of Period
                                         ------------------------------------------------
                                                          Buildings and                  Accumulated
Description                                  Land         Improvements    Total          Depreciation
--------------------------------------------------------------------------------------------------------
Property under Development
--------------------------
   Acquisitions-Early Stage                         -             119        119               -
   Alpharetta, GA                               5,859             587      6,446               -
   Beaver Valley, PA                            2,430           2,900      5,330               -
   Bettendorf, IA                                   -             100        100               -
   Brandon (Publix), FL                         2,603             857      3,460               -
   Brandon, FL                                  2,865           1,584      4,449               -
   Buford, GA                                       -             775        775               -
   Canton (Redev), GA                               -             157        157               -
   Cary, NC                                         -              49         49               -
   Cartersville (Redev.)                            -              53         53               -
   Cobb Co.                                         -           2,419      2,419               -
   Cumming, GA                                    108             625        733               -
   Cumming, GA Phase II                             -               8          8               -
   CVS Deals                                        -              16         16               -
   Fayetteville                                     -             489        489               -
   Forsyth Co. Pike                                 -               5          5               -
   Fort Oglethorpe                                  -               -          -               -
   Gallipolis, OH                               1,196           5,188      6,384               -
   Greensboro, NC                               3,248           3,447      6,695               -
   Greensboro, North                                -               3          3               -
   Gulf Breeze, FL                                471           1,277      1,748               -
   Headquarters Acquisition                         -           1,838      1,838               -
   Jackson MS                                     521             451        972               -
   Lousville, KY                                    -               1          1               -
   Milwaukee WI                                     -             101        101               -
   Murfreesboro, TN                                 -              37         37               -
   Stockbridge Pike                                 -              44         44               -
   Stone Mtn, GA                                1,234             596      1,830               -
   Suwanee, GA- Pike                              582             478      1,060               -
   Topeka, KS                                       -               1          1               -
   Wilmington, NC                               2,649           3,768      6,417               -
   Winston-Salem, NC                              521              96        617               -
                                         ---------------------------------------------------------------
         Total Property under Development      24,287          28,069     52,356               -
                                         ---------------------------------------------------------------
                                         ---------------------------------------------------------------
                                 Total        110,124         425,179    535,303  (3)     38,306
                                         ---------------------------------------------------------------

            Schedule III - Real Estate and Accumulated Depreciation
                            JDN Realty Corporation
                               December 31, 1997
                                (In thousands)


(1)   Estimated useful life of building.
(2)   Estimated useful life of sign.
(3)   Aggregate cost for Federal Income tax purposes of $315,851.
(4)   Reconciliation of "Real Estate and Accumulated Depreciation":


                                                     Years Ended December 31,
                                                  1997        1996        1995
                                             -----------------------------------
Investment in Real Estate
      Balance at beginning of year            $ 332,669   $ 276,818   $ 229,986
      Additions/Improvements                    203,086      56,538      49,187
      Deductions                                   (452)       (687)     (2,355)
                                             -----------------------------------
      Balance at end of year                  $ 535,303   $ 332,669   $ 276,818
                                             ===================================

Accumulated Depreciation
      Balance of beginning of year             $ 27,973    $ 20,312    $ 14,034
      Additions charged to costs
      and expenses                                9,932       7,739       6,511
      Other Additions                               401
      Deductions                                      -         (78)       (233)
                                             -----------------------------------
      Balance at end of year                   $ 38,306    $ 27,973    $ 20,312
                                             ===================================