Form 10-Q
period 1998-03-31
JDN REALTY CORP
filed 1998-05-12
CIK 916836

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from              to              .
                               ------------    -------------

Commission file number     1-12844             .
                       ------------------------
                            JDN REALTY CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

     Maryland                                         58-1468053
-------------------------                 -----------------------------------
(State of Jurisdiction of                 (I.R.S. Employer Identification No.)
incorporation or organization)

         359 East Paces Ferry Road, NE, Suite 400, Atlanta, GA  30305
         ------------------------------------------------------------
              (Address of principal executive offices - zip code)

                                (404) 262-3252
              ---------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
            -------------------------------------------------------
            (Former name, former address and former fiscal year, if
                          changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
    --------     --------

     As of April 24, 1998, 20,652,233 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                                                                                Page No.
                                                                                                --------

Condensed Consolidated Balance Sheets  March 31, 1998 and December 31, 1997                          2

Condensed Consolidated Statements of Income - Three Months Ended March 31,
1998 and 1997                                                                                        3

Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31,
1998 and 1997                                                                                        4

Notes to Condensed Consolidated Financial Statements                                                 5


                            JDN REALTY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          March 31,                         December 31,
                                                             1998                               1997
                                                        --------------                     --------------
                                                         (Unaudited)
                                                                            (In thousands)
ASSETS
  Shopping center properties, at cost:
    Land                                                 $    102,019                 $           85,837
    Buildings and improvements                                477,434                            397,110
    Property under development                                 67,216                             52,356
                                                        --------------                     --------------
                                                              646,669                            535,303
    Less: accumulated depreciation and amortization           (41,719)                           (38,306)
                                                        --------------                     --------------
      Shopping center properties, net                         604,950                            496,997
  Cash and cash equivalents                                         -                             11,439
  Rents receivable                                              4,373                              2,745
  Investments in and advances to unconsolidated entities      113,000                             71,221
  Deferred costs, net of amortization                           4,505                              4,189
  Other assets                                                  3,734                             13,162
                                                        --------------                     --------------
                                                         $    730,562                  $         599,753
                                                         =============                      =============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities
    Unsecured notes payable                              $    234,526                  $         159,511
    Unsecured line of credit                                   23,000                             43,500
    Mortgage notes payable                                     18,892                             13,591
    Accounts payable and accrued expenses                       4,264                              6,719
    Other liabilities                                           8,427                              4,844
                                                        --------------                     --------------
      Total Liabilities                                       289,109                            228,165

  Third party investors' interest                               3,029                                  -

  Shareholders' Equity
    Preferred stock, par value $.01 per share-
      authorized 20,000,000 shares, none outstanding                -                                  -
    Common stock, par value $.01 per share-
      authorized 150,000,000 shares, issued and
      outstanding 20,652,233 and 18,497,227 shares
      in 1998 and 1997, respectively                              207                                185
    Paid-in capital                                           445,306                            378,492
    Accumulated deficit                                        (7,089)                            (7,089)
                                                        --------------                     --------------
      Total Shareholders' Equity                              438,424                            371,588
                                                        --------------                     --------------
                                                         $    730,562                   $        599,753
                                                         =============                      =============

                                     SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





                                                      JDN REALTY CORPORATION
                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                            (Unaudited)

                                                                   Three Months Ended March 31,
                                                               1998                              1997
                                                          --------------                    --------------
                                                                            (In thousands)
Revenues:
  Minimum and percentage rents                            $  15,317                      $       9,352
  Recoveries from tenants                                      1,668                               895
  Other revenue                                                   61                                32
                                                          --------------                    --------------
    Total revenues                                            17,046                            10,279

Operating expenses:
  Operating and maintenance                                    1,161                               677
  Real estate taxes                                              924                               485
  General and administrative                                   1,526                               953
  Depreciation and amortization                                3,499                             2,220
                                                          --------------                    --------------
    Total operating expenses                                   7,110                             4,335
                                                          --------------                    --------------
  Income from operations                                       9,936                             5,944

Other income (expense):
  Interest expense, net                                       (1,812)                           (1,393)
  Other income, net                                              161                               284
  Equity in net income of unconsolidated entities                856                               668
                                                          --------------                    --------------
Income before minority interest in net income
  of consolidated subsidiary                                   9,141                             5,503
Minority interest in net income of consolidated subsidiary       (29)                                -
                                                          --------------                    --------------

    Net income                                             $   9,112                     $       5,503
                                                           =============                     =============

Net Income per share:
  Basic                                                    $    0.47                     $       0.40
                                                           =============                     =============
  Diluted                                                  $    0.46                     $       0.40
                                                           =============                     =============



                                     SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                 3

                            JDN REALTY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                   Three Months Ended March 31,
                                                                      1998             1997
                                                                   ---------         --------
                                                                          (In thousands)
Net cash provided by operating activities                          $   8,633         $  7,653

Cash flows from investing activities:
  Development of shopping center properties                          (28,615)         (10,975)
  Improvements to shopping center properties                            (634)            (247)
  Purchase of shopping center properties                             (62,785)          (5,203)
  Investments in and advances to unconsolidated entities             (41,779)          (4,856)
  Other                                                                    -             (184)
                                                                   ---------         --------

Net cash used in investing activities                               (133,813)         (21,465)

Cash flows from financing activities:
  Proceeds from unsecured line of credit                             105,500                -
  Proceeds from mortgages and notes payable                                            16,424
  Proceeds from issuance of notes payable                             76,548                -
  Principal payments on unsecured line of credit                    (126,000)
  Principal payments on mortgage notes payable                           (68)         (64,250)
  Proceeds from issuance of common shares, net of
    underwriting commissions and offering expenses                    67,827           65,787
  Dividends paid                                                     (10,104)          (7,311)
  Other                                                                    -            1,150
                                                                   ---------         --------
Net cash provided by financing activities                            113,703           11,800
                                                                   ---------         --------
Decrease in cash and cash equivalents                                (11,477)          (2,012)

Cash and cash equivalents, beginning of period                        11,477            2,709
                                                                   ---------         --------

Cash and cash equivalents, end of period                           $       -         $    697
                                                                   =========         ========




           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                                March 31, 1998


1.  THE COMPANY

     JDN Realty Corporation (the "Company") is a real estate development company which specializes in the development and asset management of retail shopping centers anchored by value-oriented retailers. As of March 31, 1998, the Company owned and operated, either directly or through affiliated entities or a joint venture, a total of 79 shopping center properties and had 36 projects under construction. The Company has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes.

     The Company owns an interest in JDN Development Company, Inc. ("Development Company"), which is structured such that the Company owns 99% of the economic interest while J. Donald Nichols, the Company's Chairman and Chief Executive Officer, owns the remaining 1% and controls Development Company's operations and activities through his voting common stock ownership. As of March 31, 1998, the Company had invested $8.7 million in Development Company in the form of equity capital, $75.5 million in the form of secured notes receivable and $28.8 million in the form of unsecured advances.


2.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Income Taxes. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company will not be subject to federal income taxes to the extent that it distributes annually at least 95% of its taxable income to its shareholders and satisfies certain other requirements defined in the Code. Accordingly, no provision has been made for federal income taxes in the accompanying condensed consolidated financial statements for the periods presented.

     Earnings Per Share. In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Earnings per share amounts have been presented and, where appropriate, restated to conform to the Statement 128 requirements.


     Reclassifications. Certain amounts as previously reported have been reclassified to conform to the current period's presentation.


4.  DISTRIBUTION

     On February 27, 1998, the Company's Board of Directors declared a cash distribution of $0.50 to shareholders of record on March 20, 1998. This distribution was paid on March 31, 1998.


5.  OFFERINGS OF COMMON STOCK

     During the quarter ended March 31, 1998, the Company issued 2,076,754 shares of its common stock in three public offerings, which netted proceeds to the Company of approximately $66.2 million.


6.  MEDIUM-TERM NOTES PROGRAM

     In February 1998, the Company entered into a Distribution Agreement with a group of agents led by Merrill Lynch, Pierce, Fenner & Smith, Incorporated ("Merrill Lynch") relating to the proposed issue and sale from time to time of up to $505.5 million of the Company's Medium-Term Notes Due Nine Months or More From the Date of Issue (the "Medium-Term Notes Program"). The aggregate offering under the Medium-Term Notes Program is subject to reduction as a result of the sale by the Company of other securities described in its Prospectus dated October 30, 1997. As of March 31, 1998, the Company had $362.4 million registered and available for issue under the Medium-Term Notes Program.


7.  MANDATORY PAR PUT REMARKED SECURITIES OFFERING

     On March 31, 1998, the Company issued $75.0 million of 6.918% MandatOry Par Put Remarketed Securities (the "MOPPRS"). The net proceeds from the MOPPRS were used to reduce amounts outstanding under the Company's unsecured line of credit. In connection with this issuance, Merrill Lynch purchased an option to remarket the MOPPRS on March 31, 2003. The Company's effective borrowing rate on the MOPPRS is 6.51%.

8.  ACQUISITIONS

     During the quarter ended March 31, 1998, the Company acquired eight shopping center properties from three third-party sellers who's the prices of which aggregated $79.3 million. Information on these acquisitions is as follows:

                                    Leasable
                       Acquisition   Square    Purchase
       Location           Date        Feet       Price
       --------        -----------  --------   ---------
     Milwaukee, WI       02/04/98   383,967  $13,262,000
     Milwaukee, WI       02/04/98   190,142   10,706,000
     Milwaukee, WI       02/04/98   143,454   11,937,000
     Milwaukee, WI       02/04/98   217,093   16,527,000
     Milwaukee, WI       02/04/98   160,533    6,081,000
     Fayetteville, NC    02/23/98   204,291   12,870,000
     Antioch, TN         03/31/98    51,533    3,538,000
     Franklin, TN        03/31/98    54,411    4,412,000
                                  ---------  -----------
                                  1,405,424  $79,333,000
                                  =========  ===========

     In conjunction with the purchase of the five Milwaukee, Wisconsin properties noted above, the Company assumed indebtedness of $5.4 million and sponsored a limited partnership that issued limited partnership units valued at $3.0 million in a limited partnership formed to own and operate one of the shopping center properties. Subject to certain conditions, the limited partnership units are exchangeable for cash or 93,023 shares of the Company's common stock beginning in February 1999.


9.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                        Three months ended March 31,
                                                        1998                      1997
-----------------------------------------------------------------------------------------------
Numerator:
 Net income                                          $     9,112             $     5,503
                                                     ==========================================

Denominator:
 Weighted-average shares outstanding                      19,259                  13,617
 Unvested Restricted stock outstanding                       (10)                   -
                                                     ------------------------------------------
 Denominator for basic earnings per share                 19,249                  13,617
 Dilutive effect of stock options and
  restricted stock                                           365                     205
                                                     ------------------------------------------
 Denominator for diluted earnings per share               19,614                  13,822
                                                     ==========================================

Net income per share:
 Basic                                               $      0.47             $      0.40
                                                     ==========================================
 Diluted                                             $      0.46             $      0.40
                                                     ==========================================






     As stated in Note 8 above, the Company has sponsored a limited partnership that issued limited partnership units convertible into 93,023 shares of the Company's common stock. Using the "if-converted" method, the effect of these units is antidilutive; therefore, they have been excluded from the computation of earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

     JDN Realty Corporation (the "Company") is a real estate development company, which specializes in the development and asset management of retail shopping centers anchored by value-oriented retailers. As of March 31, 1998, the Company owned and operated, either directly or through affiliated entities or a joint venture, a total of 79 shopping center properties and had 36 projects under construction. The Company has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes.

     The Company owns an interest in JDN Development Company, Inc. ("Development Company"), which is structured such that the Company owns 99% of the economic interest while J. Donald Nichols, the Company's Chairman and Chief Executive Officer, owns the remaining 1% and controls Development Company's operations and activities through his voting common stock ownership. Current tax laws restrict the ability of REITs to engage in certain activities, such as the sale of certain properties and third-party fee development; because it is not a REIT, Development Company may engage in real estate development activities such as the sale of all or a portion of a development project or the purchase, redevelopment and sale of an existing real estate property. As of March 31, 1998, the Company had invested $8.7 million in Development Company in the form of equity capital, $75.5 million in the form of secured notes receivable and $28.8 million in the form of unsecured advances.


Results of Operations

Comparison of the Three Months Ended March 31, 1998 to the Three Months Ended March 31, 1997

     Minimum and percentage rents increased $6.0 million or 63.8% to $15.3 million for the three months ended March 31, 1998 from $9.3 million for the same period in 1997. During 1998 and 1997, the Company began operations of 1.7 million square feet from 20 properties which it developed (the "Development Properties"). Minimum and percentage rents increased $2.8 million for the three months ended March 31, 1998 over the same period in 1997 due to Development Properties. During 1998 and 1997, the Company acquired 16 shopping center properties from unrelated third parties totaling 2.2 million square feet of gross leasable area. In addition, during 1997, the Company acquired unaffiliated joint venture partners interests in the limited liability companies which owned the Asheville, North Carolina and Loganville, Georgia properties and changed its accounting for these two properties from the equity method to the consolidated method. Minimum and percentage rents increased $2.9 million for the three months ended March 31, 1998 over the same period in 1997 due to the operations of the 18 properties noted above (collectively, the "Acquisition Properties"). The remaining increase relates to higher rental revenues at existing properties.

     Recoveries from tenants increased $773,000 or 86.4% to $1.7 million for the three months ended March 31, 1998 from $895,000 for the same period in 1997. Of this increase, $122,000 relates to the Development Properties and $621,000 relates to the Acquisition Properties. The remaining increase relates to an increase in recoverable expenses at existing properties.

     Other revenue increased $29,000 or 90.6% to $61,000 for the three months ended March 31, 1998 from $32,000 for the same period in 1997. This increase is the result of an increase in leasing commissions associated with properties managed for third-party owners.

     Operating and maintenance expenses increased $484,000 or 71.5% to $1.2 million for the three months ended March 31, 1998 from $677,000 for the same period in 1997. Of this increase, $31,000 relates to the Development Properties and $400,000 relates to the Acquisition Properties. The remaining increase relates to increased expenses at the existing properties.

     Real estate taxes increased $439,000 or 90.5% to $924,000 for the three months ended March 31, 1998 from $485,000 for the same period in 1997. Of this increase, $93,000 relates to the Development Properties and $290,000 relates to the Acquisition Properties. The remaining increase relates to increased taxes at the existing properties.

     General and administrative expenses increased $573,000 or 60.1% to $1.5 million for the three months ended March 31, 1998 from $953,000 for the same period in 1997. General and administrative expenses as a percent of minimum and percentage rents decreased to 10.0% for the three months ended March 31, 1998 from 10.2% for the same period in 1997. The increase in absolute dollars primarily reflects the cost of additional employees and other expenses associated with the increased number of properties owned and operated by the Company.

     Depreciation and amortization expense increased $1.3 million or 57.6% to $3.5 million for the three months ended March 31, 1998 from $2.2 million for the same period in 1997. Of this increase, $610,000 relates to the Development Properties and $628,000 relates to the Acquisition Properties. The remaining increase relates primarily to the amortization of tenant improvements, tenant allowances and leasing commissions for new tenants at the existing properties and to the amortization of leasehold improvements and depreciation of furniture and fixtures at the Company's corporate offices.

     Interest expense, net of capitalized amounts, increased $419,000 or 30.1% to $1.8 million for the three months ended March 31, 1998 from $1.4 million for the same period in 1997. This increase is due primarily to an increase in average debt balances between 1998 and 1997.

     Other income decreased $123,000 or 43.3% to $161,000 for the three months ended March 31, 1998 from $284,000 for the same period in 1997. The decrease is primarily attributable to the decreased interest income associated with the cancellation of a $10.5 million mortgage note receivable in February 1998.

     Equity in net income of unconsolidated entities increased $188,000 or 28.1% to $856,000 for the three months ended March 31, 1998 from $668,000 for the same period in 1997. This increase is due primarily to the operations of recently developed properties operated by Development Company and an affiliated entity, third party development fees earned by Development Company and land sales by the Development Company.

Funds From Operations

     Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts, Inc. to mean net income, computed in accordance with generally accepted principles ("GAAP"), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company generally considers FFO a widely used and appropriate measure of performance for an equity REIT which provides a relevant basis for comparison among REITs. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash provided by operating activities as defined by GAAP should not be considered an alternative to net income (determined in accordance with GAAP) as an indication of operating performance and is not indicative of cash available to fund all cash flow needs, including the Company's ability to make cash distributions. The Company has presented below the calculation of FFO for the periods indicated:


(Dollars in thousands)                                              Three Months Ended March 31,
                                                               1998                             1997
                                                            ----------                       -----------
Net income                                                   $  9,112                         $  5,503
Depreciation of real estate assets                              3,320                            2,082
Amortization of tenant allowances and tenant improvements          40                               32
Amortization of deferred leasing commissions                       54                               64
Adjustments related to activities in unconsolidated entities      165                              194
                                                            ----------                       -----------
FFO                                                          $ 12,691                         $  7,875
                                                             =========                        ==========


Leasing and Property Information

     As of March 31, 1998, Wal-Mart, Lowe's and Kroger represented 16.2%, 13.6% and 5.2%, respectively, of the combined annualized base rent of the Company, Development Company and an affiliated entity. In addition, at that date, anchor tenants represented 70.4% of combined annualized base rent and national and regional tenants represented 85.5% of combined annualized base rent. As of March 31, 1998, properties owned and operated by the Company, Development Company, and an affiliated entity were 97.3% leased.

     On a same property basis, net operating income increased 1.0% between the three months ended March 31, 1998 and 1997. Net operating income represents property revenues less property expenses excluding interest expense, depreciation and amortization.

     As of March 31, 1998, the Company, Development Company and an affiliated entity operated in 13 states, and 42.6%, 17.4%, and 9.6% of combined annualized base rent was represented by shopping center properties located in Georgia, North Carolina and Tennessee, respectively.


Forward-Looking Statements

     Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. When used, statements which are not historical in nature including the words "anticipate," "estimate," "should," "expect," "believe," "intend" and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Among the factors that could cause actual results to differ materially from those projected are the following: business conditions and the general economy, especially as they affect interest rates and value-oriented retailers; the federal, state and local regulatory environment; availability of debt and equity capital with favorable terms and conditions; availability of new development and acquisition opportunities; changes in the financial condition or corporate strategy of the Company's primary retail tenants and in particular Wal-Mart and Lowe's; ability to complete and lease existing development and redevelopment projects on schedule and within budget; and inability of the Company to maintain its qualification as a REIT. Other risks, uncertainties and factors that could cause actual results to differ materially than those projected are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K.

Liquidity and Capital Resources

     Historically, the Company's primary sources of funds are cash provided by operating activities and proceeds from lines of credit, debt offerings and equity offerings. The Company's primary uses of funds have been development, redevelopment and acquisition of shopping center properties, distributions to shareholders, scheduled debt amortization and capital improvements to its existing shopping center properties. The Company generally has used cash provided by operating activities to fund its distributions to shareholders, capital improvements to existing properties and scheduled debt amortization.
The Company has used proceeds from its lines of credit to finance its development, redevelopment and acquisition activities. The Company has used proceeds from debt and equity offerings to repay outstanding indebtedness and to fund its ongoing development, redevelopment and acquisition activities.

     In the first quarter of 1998, the Company acquired eight shopping center properties from three third-party sellers will purchase prices of which aggregated $79.3 million. The Company funded these acquisitions with advances on its $150.0 million unsecured line of credit with a bank (the "Unsecured Line of Credit") in the amount of approximately $60.4 million, assumption of indebtedness of $5.4 million, issuance of limited partnership units valued at $3.0 million in a limited partnership formed to own and operate one of the shopping center properties and cancellation of a $10.5 million mortgage loan receivable from the seller of one of the shopping center properties.

     As a result of the acquisition activity and continued development activity in the first quarter of 1998, the Company closed four public capital markets transactions in the first quarter of 1998. In February and March 1998, the Company issued an aggregate of 2,076,754 shares of its common stock in three public offerings, which netted proceeds to the Company of approximately $66.2 million. The net proceeds from these offerings were used to reduce amounts outstanding on the Unsecured Line of Credit. On March 31, 1998, the Company issued $75.0 million of 6.918% MandatOry Par Put Remarketed Securitiessm (the "MOPPRS"). The net proceeds from the MOPPRS were used to reduce amounts outstanding under the Unsecured Line of Credit. In connection with this issuance, Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") purchased an option to remarket the MOPPRS on March 31, 2003. The Company's effective borrowing rate on the MOPPRS is 6.51%.

     In addition, in February 1998, the Company entered into a Distribution Agreement with a group of agents led by Merrill Lynch relating to the proposed issue and sale from time to time of up to $505.5 million of the Company's Medium-Term Notes Due Nine Months or More From the Date of Issue (the "Medium-
Term Notes Program").   The aggregate offering under the Medium-Term Notes
Program is subject to reduction as a result of the sale by the Company of other
securities described in   its Prospectus dated October 30, 1997.  The Medium-
Term Notes Program provides an additional facility for funding the Company's acquisition and development activities. As of March 31, 1998, the Company had $362.4 million registered and available for issue under the Medium Term Notes Program.

     In April 1998, the Company closed an $8.0 million mortgage note receivable from Duck Creek, LLC ("Duck Creek") which bears interest at 11.0% and matures in May 2002. The mortgage note is secured by all the property owned by Duck Creek which intends to redevelop the property. The Company expects Duck Creek to repay this mortgage loan upon sale or refinancing of the property. Development Company is a 50% owner of Duck Creek.

     The Company's total indebtedness as of March 31, 1998, consisted of the following:

                                                                Effective                    Percent
                                                  Principal     Interest       Maturity      of Total     Months to
                                                  Balance         Rate           Date     Indebtedness     Maturity
                                                  ------------------------------------------------------------------
                                                                           (in thousands)
Fixed Rate
----------
   Seven Year Notes                                $ 74,776     7.09%/1/       01-Aug-04       27.1%           76
   Ten Year Notes                                    84,750     7.22%/1/       01-Aug-07       30.7%          112
   MandatOry Par Put Remarketed Securities /2/       75,000     6.51%/1/       31-Mar-03       27.1%           60
   Mortgage note payable - Richmond, Kentucky         6,395     7.00%/3/       01-Dec-03        2.3%           68
   Mortgage note payable - Jackson, Mississippi       7,128     9.25%          01-Mar-17        2.6%          227
   Mortgage note payable - Milwaukee, Wisconsin       5,369     7.75%          01-Aug-09        1.9%          136
                                                   --------     -----                         -----           ---
                                                    253,418     7.03%                          91.7%           89
Floating Rate
-------------
   Unsecured Line of Credit                          23,000     7.98%/4/       22-May-00        8.3%           26
                                                   --------     ----                          -----
                                                     23,000     7.98%                           8.3%           26
                                                   --------     ----                          -----
                                                   $276,418     7.11%                         100.0%           83
                                                   ========     ====                          =====

/1/ Represents stated rate plus amortization of deferred loan costs.
/2/ Represents notes payable with a stated rate of 6.918% and a stated maturity date of March 31, 2013.  These notes are subject to mandatory tender on March 31, 2003.
/3/ The interest rate on this note is adjusted on December 1 of each year.
/4/ Stated rate of LIBOR plus 1.25% plus amortization of deferred loan costs.


     As of March 31, 1998, the Company had $127.0 million available under the Unsecured Credit Facility.

     As of March 31, 1998, the Company, Development Company and affiliated entities had 36 projects under construction which are expected to add approximately 2.7 million square feet of gross leasable area which the Company expects to own. The Company expects to place approximately 2.0 million square feet into operations during the remainder of 1998. Of these projects under construction, 14 are located in Georgia, five in North Carolina, three each in Florida and Tennessee, and two each in Kentucky, Pennsylvania and Virginia. Of the total square feet under construction, 75.1% is either leased or committed by retailers. Additional funding to complete the construction of these projects is estimated to be $188.7 million.

     Management expects to fund the remaining costs of these projects and the cost of any future projects undertaken by the Company, Development Company or any affiliated joint ventures with additional advances under the Unsecured Line of Credit and with proceeds from issuances under the Medium-Term Notes Program, proceeds from public preferred or common stock offerings, proceeds from issuances of additional debt securities, or issuances of limited partnership units in DownREIT structures. However, there can be no assurance that these sources will be available and the inability to obtain this capital could have an adverse effect on the Company's ability to fund its development, redevelopment and acquisition activities.

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

     In order to meet the Company's long-term liquidity requirements, management anticipates that the Company's cash from operating activities will continue to increase as a result of new developments, redevelopments, acquisitions and improved operations at existing centers. These activities should enable the Company to make its distribution payments to shareholders, maintain and improve its properties, make scheduled debt payments and obtain debt or equity financing for its development, redevelopment and acquisition projects. All but $7.1 million of the Company's debt requires balloon payments in the future. The Unsecured Line of Credit matures in 2000; the MOPPRS are subject to mandatory tender in 2003; a note payable of $6.4 million matures in 2003; the Seven Year Notes mature in 2004; the Ten Year Notes mature in 2007; and a note payable of $5.4 million matures in 2009. Management intends to refinance or repay these maturing debt instruments with proceeds from other sources of capital at or prior to their respective maturities. Management anticipates that it will evaluate various alternatives and select the best options based on market conditions at the time. Management expects to seek additional equity financing when market conditions are favorable in order to maintain its debt-to-total-market-capitalization ratio within acceptable limits. There can be no assurance that debt or equity markets will be favorable in the future, and unfavorable markets could limit the Company's ability to grow its business or repay or refinance maturing debt.


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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

ITEM 5.  OTHER INFORMATION
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              12  Statement re: Computation of Ratio of Earnings to Fixed
                  Charges

              27  Financial Data Schedule

         (b)  Reports on Form 8-K

              During the three months ended March 31, 1998, the Company filed the following reports on Form 8-K:

         (i) Form 8-K dated January 26, 1998 related to cautionary statements for purposes of the Private Securities Litigation Reform Act of 1995 and related to Federal income tax and ERISA considerations.

         (ii) Form 8-K dated January 26, 1998 containing the combined statements of revenue and certain expenses of four shopping centers filed pursuant to Rule 3-14 of Regulation S-X.

        (iii) Form 8-K dated February 4, 1998 containing additional operational information of the Company and the properties owned or managed by it as of December 31, 1997 and for the three months then ended.

        (iv) Form 8-K dated February 10, 1998 containing restated earnings per share information pursuant to Financial Accounting Standards Board Statement No. 128, Earnings per Share.

        (v) Form 8-K dated February 13, 1998 containing a Distribution Agreement with Merrill Lynch & Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BT Alex. Brown Incorporated, Morgan Stanley & Company Incorporated and

              Solomon Brothers Inc. (collectively the "Agents") relating to the sale by the Company from time to time of its Medium-Term Notes Due Nine Months or More From Date of Issue in an aggregate principal amount of $505,500,000 and containing certain information related to the purchase by the Company of a five property portfolio of shopping center properties in Milwaukee, Wisconsin.

         (vi) Form 8-K dated February 20, 1998 containing a Terms Agreement with SunTrust Equitable Securities Corporation ("SunTrust Equitable") relating to the sale by the Company to SunTrust Equitable of 1,035,000 shares of its common stock.

        (vii) Form 8-K dated March 2, 1998 containing a Terms Agreement with A.G. Edwards & Sons, Inc. ("A.G. Edwards") relating to the sale by the Company to A.G. Edwards of 598,131 shares of its common stock.

       (viii) Form 8-K dated March 30, 1998 containing a Terms Agreement with J.C. Bradford & Co., L.L.C. ("J.C. Bradford") relating to the sale by the Company to J.C. Bradford of 443,623 shares of the Company's common stock.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      May 11, 1998                 /s/ J. Donald Nichols
---------------------          -----------------------------
         (Date)                    J. Donald Nichols
                                   Chief Executive Officer



      May 11, 1998                 /s/ William J. Kerley
---------------------          -----------------------------
         (Date)                    William J. Kerley
                                   Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit
Number                 Exhibit
--------               -------

12                Statement re: Computation of Ratio of Earnings to Fixed
                  Charges

27                Financial Data Schedule