Form 10-Q
period 1998-06-30
JDN REALTY CORP
filed 1998-08-03
CIK 916836

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________.

Commission file number  1-12844
                      --------------

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

                                     (404) 262-3252
         ------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                     Not applicable
         ------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No________
   ---------

     As of July 27, 1998, 30,980,571 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                                                     Page No.
                                                                                     --------
Condensed Consolidated Balance Sheets  June 30, 1998 and December 31, 1997                2

Condensed Consolidated Statements of Income - Three Months Ended June 30,
1998 and 1997                                                                             3

Condensed Consolidated Statements of Income  Six Months Ended June 30,
1998 and 1997                                                                             4

Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30,               5
1998 and 1997

Notes to Condensed Consolidated Financial Statements                                      6

                            JDN REALTY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           June 30,       December 31
                                                                            1998              1997
                                                                        -------------     ------------
                                                                         (Unaudited)
                                                                                   (In thousands)
ASSETS
     Shopping center properties, at cost:
       Land                                                             $  111,153        $   85,837
       Buildings and improvements                                          523,830           397,110
       Property under development                                           74,937            52,356
                                                                        -------------     ------------
                                                                           709,920           535,303
       Less: accumulated depreciation and amortization                     (45,675)          (38,306)
                                                                        -------------     ------------
          Shopping center properties, net                                  664,245           496,997
     Cash and cash equivalents                                               1,652            11,439
     Rents receivable                                                        5,408             2,745
     Investments in and advances to unconsolidated entities                123,531            71,221
     Deferred costs, net of amortization                                     4,588             4,189
     Other assets                                                           11,866            13,162
                                                                        -------------     ------------
                                                                        $  811,290        $  599,753
                                                                        =============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities
       Unsecured notes payable                                          $  234,542        $  159,511
       Unsecured line of credit                                             99,000            43,500
       Mortgage notes payable                                               18,749            13,591
       Accounts payable and accrued expenses                                 9,235             6,719
       Other liabilities                                                     9,354             4,844
                                                                        -------------     ------------
          Total Liabilities                                                370,880           228,165

     Third party investors' interest                                         3,000                 -

     Shareholders' Equity
       Preferred stock, par value $.01 per share-
          authorized 20,000,000 shares, none outstanding                         -                 -
       Common Stock, par value $.01 per share-
          authorized 150,000,000 shares, issued and
          outstanding 30,980,571 and 27,745,798 shares
          in 1998 and 1997, respectively                                       310               277
       Paid-in capital                                                     444,189           378,400
       Accumulated deficit                                                  (7,089)           (7,089)
                                                                        -------------     ------------
          Total Shareholders' Equity                                       437,410           371,588
                                                                        -------------     ------------
                                                                        $  811,290        $  599,753
                                                                        =============     ============

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                   Three Months Ended June 30,
                                                     1998              1997
                                                  ---------         ----------
                                                        (In thousands)

Revenues:
     Minimum and percentage rents                 $  16,979         $    9,882
     Recoveries from tenants                          2,211                978
     Other revenue                                       19                 56
                                                  ---------         ----------
          Total revenues                             19,209             10,916

Operating expenses:
     Operating and maintenance                        1,573                734
     Real estate taxes                                1,075                489
     General and administrative                       1,917              1,015
     Depreciation and amortization                    4,089              2,332
                                                  ---------         ----------
          Total operating expenses                    8,654              4,570
                                                  ---------         ----------
     Income from operations                          10,555              6,346

Other income (expense):
     Interest expense, net                           (2,014)              (620)
     Other income, net                                  260                272
     Equity in net income of unconsolidated
      entities                                        1,234                728
                                                  ---------         ----------
Income before minority interest in net income
     of consolidated subsidiary, net gain on
     real estate sales and extraordinary items       10,035              6,726
Minority interest in net income of consolidated
     subsidiary                                         (67)                 -
                                                  ---------         ----------
Income before net gain on real estate sales and
     extraordinary items                              9,968              6,726
Net gain on real estate sales                            85                  -
                                                  ---------         ----------
Income before extraordinary items                    10,053              6,726
Extraordinary items                                       -               (401)
                                                  ---------         ----------
     Net income                                   $  10,053         $    6,325
                                                  =========         ==========

Net Income per share:
     Basic                                        $    0.33         $     0.27
                                                  =========         ==========
     Diluted                                      $    0.32         $     0.27
                                                  =========         ==========


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                     Six Months Ended June 30,
                                                                                     1998                 1997
                                                                                -------------         -------------
                                                                                           (In thousands)
Revenues:
     Minimum and percentage rents                                                 $   32,296            $   19,234
     Recoveries from tenants                                                           3,879                 1,873
     Other revenue                                                                        80                    87
                                                                                -------------         -------------
          Total revenues                                                              36,255                21,194

Operation expenses:
     Operating and Maintenance                                                         2,734                 1,412
     Real estate taxes                                                                 1,999                   974
     General and administrative                                                        3,443                 1,967
     Depreciation and amortization                                                     7,588                 4,552
                                                                                -------------         -------------
          Total operating expenses                                                    15,764                 8,905
                                                                                -------------         -------------
     Income from operations                                                           20,491                12,289

Other income (expense):
     Interest expense, net                                                            (3,826)               (2,012)
     Other income, net                                                                   421                   556
     Equity in net income of unconsolidated entities                                   2,090                 1,396
                                                                                -------------         -------------
Income before minority interest in net income
     of consolidated subsidiary, net gain on real estate
     sales and extraordinary items                                                    19,176                12,229
Minority interest in net income of consolidated subsidiary                               (96)                  -
                                                                                -------------         -------------
Income before net gain on real estate sales and
     extraordinary items                                                              19,080                12,229
Net gain on real estate sales                                                             85                   -
                                                                                -------------         -------------
Income before extraordinary items                                                     19,165                12,229
Extraordinary items                                                                      -                    (401)
                                                                                -------------         -------------
     Net income                                                                   $   19,165            $   11,828
                                                                                =============         =============
Net Income per share:
     Basic                                                                        $     0.64            $     0.54
                                                                                =============         =============
     Diluted                                                                      $     0.63            $     0.53
                                                                                =============         =============

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JDN REALTY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Six Months Ended June 30,
                                                                                 1998                             1997
                                                                              ---------------                 ----------------
                                                                                               (In thousands)
Net cash provided by operating activities                                          $ 27,451                         $ 17,473

Cash flows from investing activities:
      Development of shopping center properties                                     (62,375)                         (47,528)
      Improvements to shopping center properties                                       (901)                            (667)
      Purchase of shopping center properties                                        (92,772)                          (6,496)
      Investments in and advances to unconsolidated entities                        (50,367)                         (15,137)
      Other                                                                          (7,614)                          (3,589)
                                                                              ---------------                 ----------------
Net cash used in investing activities                                              (214,029)                         (73,417)

Cash flows from financing activities:
      Proceeds from unsecured line of credit                                        181,500                                -
      Proceeds from mortgages and notes payable                                           -                          140,424
      Proceeds from issuance of notes payable                                        76,548                                -
      Principal payments on unsecured line of credit                               (126,000)                               -
      Principal payments on mortgage notes payable                                     (212)                        (122,296)
      Proceeds from issuance of common shares, net of
          underwriting commissions and offering expenses                             66,603                           65,731
      Dividends paid                                                                (21,256)                         (15,040)
      Other                                                                            (392)                             350
                                                                              ---------------                 ----------------
Net cash provided by financing activities                                           176,791                           69,169
                                                                              ---------------                 ----------------

Decrease in cash and cash equivalents                                                (9,787)                          13,225

Cash and cash equivalents, beginning of period                                       11,439                            2,709
                                                                              ---------------                 ----------------

Cash and cash equivalents, end of period                                            $ 1,652                         $ 15,934
                                                                              ===============                 ================


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JDN REALTY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1998


1.   THE COMPANY

     JDN Realty Corporation (the "Company") is a real estate company which specializes in the development and asset management of retail shopping centers anchored by value-oriented retailers. As of June 30, 1998, the Company owned and operated, either directly or through affiliated entities or a joint venture, a total of 81 shopping center properties and had 41 projects under construction. The Company has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes.

     The Company owns an interest in JDN Development Company, Inc. ("Development Company"), which is structured such that the Company owns 99% of the economic interest while J. Donald Nichols, the Company's Chairman and Chief Executive Officer, owns the remaining 1% and controls Development Company's operations and activities through his voting common stock ownership. As of June 30, 1998, the Company had invested $9.2 million in Development Company in the form of equity capital, $83.2 million in the form of secured notes receivable and $31.1 million in the form of unsecured advances.

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

4.   STOCK SPLIT

     On May 14, 1998, the Company's Board of Directors approved a 3-for-2 stock split of its common stock in the form of a stock dividend (the "Stock Split"). The additional shares and payment in cash for fractional shares were distributed on June 30, 1998 to shareholders of record on June 19, 1998. All share and per share information have been restated to reflect the Stock Split.

5.   DISTRIBUTION

     On May 14, 1998, the Company's Board of Directors declared a cash distribution of $0.36 per share to shareholders of record on June 19, 1998. This distribution was paid on June 30, 1998.

6.   ACQUISITIONS

     During the quarter ended June 30, 1998, the Company acquired two shopping center properties from third-party sellers. Information on these acquisitions is as follows:

                                        Gross
                      Acquisition     Leasable Area       Purchase
       Location          Date        (Square Feet)         Price
       --------          ----        -------------      -----------
     Chamblee, GA      05/29/98        161,969          $11,320,000
     Lynchburg, VA     06/22/98        270,765           18,300,000
                                     -----------        -----------
                                       432,734          $29,620,000
                                     ===========        ===========

7.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                                          Three months ended June 30,    Six months ended June 30,
                                                                             1998             1997         1998            1997
-----------------------------------------------------------------------------------------------------------------------------------
Numerator:
     Net Income                                                           $  10,053        $   6,325     $  19,165       $  11,827
                                                                          =========        =========     =========       =========
Denominator:
     Weighted-average shares outstanding                                     30,978           23,189        29,939          21,815
     Unvested restricted stock outstanding                                     (111)               -           (63)              -
                                                                          ---------        ---------     ---------       ---------
     Denominator for basic earnings per share                                30,867           23,189        29,876          21,815
     Dilutive effect of stock options and unvested restricted stock             563              343           555             325
                                                                          ---------        ---------     ---------       ---------
     Denominator for diluted earnings per share                              31,430           23,532        30,431          22,140
                                                                          =========        =========     =========       =========
Net income per share:
     Basic                                                                $    0.33        $    0.27     $    0.64       $    0.54
                                                                           =========        =========     =========       =========
     Diluted                                                              $    0.32        $    0.27     $    0.63       $    0.53
                                                                           =========        =========     =========       =========

     The Company is the general partner in a limited partnership that issued limited partnership units valued at $3.0 million in a limited partnership formed to own and operate a shopping center in Milwaukee, Wisconsin. Subject to certain conditions, the limited partnership units are exchangeable for cash or 139,535 shares of the Company's common stock beginning in February 1999. Using the "if-converted" method, the effect of these units is antidilutive; therefore, they have been excluded from the computation of earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

     JDN Realty Corporation (the "Company") is a real estate company, which specializes in the development and asset management of retail shopping centers anchored by value-oriented retailers. As of June 30, 1998, the Company owned and operated, either directly or through affiliated entities or a joint venture, a total of 81 shopping center properties and had 41 projects under construction. The Company has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes.

     The Company owns an interest in JDN Development Company, Inc. ("Development Company"), which is structured such that the Company owns 99% of the economic interest while J. Donald Nichols, the Company's Chairman and Chief Executive Officer, owns the remaining 1% and controls Development Company's operations and activities through his voting common stock ownership. Current tax laws restrict the ability of REITs to engage in certain activities, such as the sale of certain properties and third-party fee development; because it is not a REIT, Development Company may engage in real estate development activities such as the sale of all or a portion of a development project or the purchase, redevelopment and sale of an existing real estate property. As of June 30, 1998, the Company had invested $9.2 million in Development Company in the form of equity capital, $83.2 million in the form of secured notes receivable and $31.1 million in the form of unsecured advances.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 1998 to the Three Months Ended June 30, 1997

     Minimum and percentage rents increased $7.1 million or 71.8% to $17.0 million for the three months ended June 30, 1998 from $9.9 million for the same period in 1997. During 1998 and 1997, the Company began operations of 2.0 million square feet from 21 properties which it developed (the "Development Properties"). Minimum and percentage rents increased $3.4 million for the three months ended June 30, 1998 over the same period in 1997 due to Development Properties. During 1998 and 1997, the Company acquired 20 shopping center properties from third parties totaling 2.9 million square feet of gross leasable area (the "Acquisition Properties"). Minimum and percentage rents increased $3.7 million for the three months ended June 30, 1998 over the same period in 1997 due to the operations of the Acquisition Properties.

     Recoveries from tenants increased $1.2 million to $2.2 million for the three months ended June 30, 1998 from $978,000 for the same period in 1997. Of this increase, $165,000 relates to the Development Properties and $947,000 relates to the Acquisition Properties. The remaining increase relates to an increase in recoverable expenses at existing properties.

     Other revenue decreased $37,000 or 66.1% to $19,000 for the three months ended June 30, 1998 from $56,000 for the same period in 1997. This decrease is the result of a reduction in revenues associated with managing and leasing fewer properties for third-party owners.

     Operating and maintenance expenses increased $839,000 to $1.6 million for the three months ended June 30, 1998 from $734,000 for the same period in 1997. Of this increase, $82,000 relates to the Development Properties and $661,000 relates to the Acquisition Properties. The remaining increase relates to increased expenses at the existing properties.

     Real estate taxes increased $586,000 to $1.1 million for the three months ended June 30, 1998 from $489,000 for the same period in 1997. Of this increase, $94,000 relates to the Development Properties and $417,000 relates to the Acquisition Properties. The remaining increase relates to increased taxes at the existing properties.

     General and administrative expenses increased $902,000 or 88.9% to $1.9 million for the three months ended June 30, 1998 from $1.0 million for the same period in 1997. General and administrative expenses as a percent of total revenues increased to 10.0% for the three months ended June 30, 1998 from 9.3% for the same period in 1997. The increase primarily reflects the cost of additional employees and other expenses associated with the increased number of properties owned and operated by the Company and increased costs of the Annual Report and Annual Meeting of Shareholders.

     Depreciation and amortization expense increased $1.8 million or 75.3% to $4.1 million for the three months ended June 30, 1998 from $2.3 million for the same period in 1997. Of this increase, $726,000 relates to the Development Properties and $957,000 relates to the Acquisition Properties. The remaining increase relates primarily to the amortization of tenant improvements, tenant allowances and leasing commissions for new tenants at the existing properties and to the amortization of leasehold improvements and depreciation of furniture and fixtures at the Company's corporate offices.

     Interest expense, net of capitalized amounts, increased $1.4 million to $2.0 million for the three months ended June 30, 1998 from $620,000 for the same period in 1997. This increase is due primarily to an increase in average debt balances between 1998 and 1997.

     Other income, net decreased $12,000 or 4.4% to $260,000 for the three months ended June 30, 1998 from $272,000 for the same period in 1997. The decrease is primarily attributable to the decreased interest income associated with the cancellation of a $10.5 million mortgage note receivable in February 1998 offset by an increase due to interest income earned on an $8.0 million mortgage note receivable issued in April 1998.

     Equity in net income of unconsolidated entities increased $506,000 or 69.5% to $1.2 million for the three months ended June 30, 1998 from $728,000 for the same period in 1997. This increase is due primarily to the operations of recently developed properties operated by Development Company and an affiliated entity, third party development fees earned by Development Company and land sales by Development Company.

     Minority interest in net income of consolidated subsidiary for the three months ended June 30, 1998 of $67,000 represents the third party investors' share of the net income of a limited partnership which owns and operates a
shopping center located in Milwaukee, Wisconsin.   There was no such minority
interest in 1997.

     Net gain on real estate sales for the three months ended June 30, 1998 of $85,000 represents a gain on the sale of an outparcel located in Hickory, North Carolina. There were no real estate sales during the three months ended June 30, 1997.

     Extraordinary items for the three months ended June 30, 1997 represent charges to earnings of unamortized deferred financing costs of $401,000 associated with the termination of the $40.0 million secured line of credit (the "Bank Credit Facility") which was replaced with a larger unsecured line of credit (the "Unsecured Line of Credit"). There were no extraordinary items for the three months ended June 30, 1998.


Comparison of the Six Months Ended June 30, 1998 to the six Months Ended June 30, 1997.

     Minimum and percentage rents increased $13.1 million or 67.9% to $32.3 million for the six months ended June 30, 1998 from $19.2 million for the same period in 1997. Of this increase, $6.2 million relates to the Development Properties and $6.6 million relates to the Acquisition Properties. The remaining increase relates to higher rental revenues at existing properties.

     Recoveries from tenants increased $2.0 million to $3.9 million for the six months ended June 30, 1998 from $1.9 million for the same period in 1997. Of this increase, $286,000 relates to the Development Properties and $1.6 million relates to the Acquisition Properties. The remaining increase relates to an increase in recoverable expenses at existing properties.

     Other revenue decreased $7,000 or 8.0% to $80,000 for the six months ended June 30, 1998 from $87,000 for the same period in 1997. This decrease is the result of a reduction in revenues associated with managing and leasing fewer properties for third-party owners.

     Operating and maintenance expenses increased $1.3 million or 93.6% to $2.7 million for the six months ended June 30, 1998 from $1.4 million for the same period in 1997. Of this increase, $113,000 relates to the Development Properties and $1.1 million relates to the Acquisition Properties. The remaining increase relates to increased expenses at the existing properties.

     Real estate taxes increased $1.0 million to $2.0 million for the six months ended June 30, 1998 from $1.0 million for the same period in 1997. Of this increase, $187,000 relates to the Development Properties and $707,000 relates to the Acquisition Properties. The remaining increase relates to increased taxes at the existing properties.

     General and administrative expenses increased $1.5 million or 75.0% to $3.4 million for the six months ended June 30, 1998 from $2.0 million for the same period in 1997. General and administrative expenses as a percent of total revenues increased to 9.5% for the six months ended June 30, 1998 from 9.3% for the same period in 1997. The increase primarily reflects the cost of additional employees and other expenses associated with the increased number of properties owned and operated by the Company and increased costs of the Annual Report and Annual Meeting of Shareholders.

     Depreciation and amortization expense increased $3.0 million or 66.7% to $7.6 million for the six months ended June 30, 1998 from $4.6 million for the same period in 1997. Of this increase, $1.3 million relates to the Development Properties and $1.6 million relates to the Acquisition Properties. The remaining increase relates primarily to the amortization of tenant improvements, tenant allowances and leasing commissions for new tenants at the existing properties and to the amortization of leasehold improvements and depreciation of furniture and fixtures at the Company's corporate offices.

     Interest expense, net of capitalized amounts, increased $1.8 million or 90.1% to $3.8 million for the six months ended June 30, 1998 from $2.0 million for the same period in 1997. This increase is due primarily to an increase in average debt balances between 1998 and 1997.

     Other income decreased $135,000 or 24.3% to $421,000 for the six months ended June 30, 1998 from $556,000 for the same period in 1997. The decrease is primarily attributable to the decreased interest income associated with the cancellation of a $10.5 million mortgage note receivable in February 1998 offset by an increase due to interest income earned on an $8.0 million mortgage note receivable issued in April 1998.

     Equity in net income of unconsolidated entities increased $694,000 or 49.7% to $2.1 million for the six months ended June 30, 1998 from $1.4 million for the same period in 1997. This increase is due primarily to the operations of recently developed properties operated by Development Company and an affiliated entity, third party development fees earned by Development Company and land sales by Development Company.

     Minority interest in net income of consolidated subsidiary for the six months ended June 30, 1998 of $96,000 represents a third party investors' share of the net income of a limited partnership which owns and operates a shopping
center located in Milwaukee, Wisconsin.   There was no such minority interest in
1997.

     Net gain on real estate sales for the six months ended June 30, 1998 of $85,000 represents a gain on the sale of an outparcel located in Hickory, North Carolina. There were no real estate sales during the six months ended June 30, 1997.

     Extraordinary items for the six months ended June 30, 1997 represent charges to earnings of unamortized deferred financing costs of $401,000 associated with the termination of the Bank Credit Facility which was replaced with the Unsecured Line of Credit. There were no extraordinary items for the six months ended June 30, 1998.

Funds From Operations

     Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts, Inc. to mean net income, computed in accordance with generally accepted principles ("GAAP"), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash provided by operating activities, investing activities and financing activities, it provides investors with an indication of the ability of the Company to make capital expenditures and to fund other cash needs. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash provided by operating activities, as defined by GAAP, should not be considered an alternative to net income (determined in accordance with GAAP) as an indication of operating performance and is not indicative of cash available to fund all cash flow needs, including the Company's ability to make cash distributions.

     The Company has presented below the calculation of FFO for the periods indicated:

(Dollars in thousands)                                                Three Months Ended June 30,
                                                                       1998               1997
                                                                   -----------         -----------
Net income                                                         $    10,053         $     6,325
Depreciation of real estate assets                                       3,857               2,175
Amortization of tenant allowances and tenant improvements                   44                  36
Amortization of deferred leasing commissions                                55                  72
Net gain on real estate sales                                              (85)                  -
Extraordinary items                                                          -                 401
Adjustments related to activities in unconsolidated entities               169                 232
                                                                   -----------         -----------
FFO                                                                $    14,093         $     9,241
                                                                   ===========         ===========

                                                                      Six Months Ended June 30,
                                                                       1998               1997
                                                                   -----------         -----------
Net income                                                         $    19,165         $    11,828
Depreciation of real assets                                              7,177               4,257
Amortization of tenant allowances and tenant improvements                   84                  68
Amortization of deferred leasing commissions                               109                 136
Net gain on real estate sales                                              (85)                  -
Extraordinary items                                                          -                 401
Adjustments related to activities in unconsolidated entities               334                 426
                                                                   -----------         -----------
FFO                                                                $    26,784         $    17,116
                                                                   ===========         ===========

Leasing and Property Information

     As of June 30, 1998, Wal-Mart, Lowe's and Kroger represented 16.4%, 12.5% and 4.8%, respectively, of the combined annualized base rent of the Company, Development Company and an affiliated entity (collectively, "Combined Annualized Base Rent"). In addition, at that date, anchor tenants represented 68.8% of Combined Annualized Base Rent and national and regional tenants represented 85.2% of Combined Annualized Base Rent. As of June 30, 1998, properties owned and operated by the Company, Development Company, and an affiliated entity were 97.2% leased.

     On a same property basis, net operating income increased 0.8% between the six months ended June 30, 1998 and 1997. Net operating income represents property revenues less property expenses excluding interest expense, depreciation and amortization.

     As of June 30, 1998, the Company, Development Company and an affiliated entity operated in 13 states, and 41.6%, 17.4%, and 8.9% of Combined Annualized Base Rent was represented by shopping center properties located in Georgia, North Carolina and Tennessee, respectively.

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

     In the first six months of 1998, the Company acquired ten shopping center properties from five third-party sellers the purchase prices of which aggregated $108.9 million. The Company funded these acquisitions with advances on its $150.0 million unsecured line of credit with a bank (the "Unsecured Line of Credit") in the amount of approximately $90.0 million, assumption of indebtedness of $5.4 million, issuance of limited partnership units valued at $3.0 million in a limited partnership formed to own and operate one of the shopping center properties and cancellation of a $10.5 million mortgage loan receivable from the seller of one of the shopping center properties.

     As a result of the acquisition activity and continued development activity in the first six months of 1998, the Company closed four public capital markets transactions. In February and March 1998, the Company issued an aggregate of 2,076,754 shares of its common stock in three public offerings, which netted proceeds to the Company of approximately $66.5 million. The net proceeds from these offerings were used to reduce amounts outstanding on the Unsecured Line of Credit. On March 31, 1998, the

Company issued $75.0 million of 6.918% MandatOry Par Put Remarketed Securities
(SM) (the "MOPPRS"). The net proceeds from the MOPPRS were used to reduce amounts outstanding under the Unsecured Line of Credit. In connection with this issuance, Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") purchased an option to remarket the MOPPRS on March 31, 2003. The Company's effective borrowing rate on the MOPPRS is 6.58%.

     In addition, in February 1998, the Company entered into a Distribution Agreement with a group of agents led by Merrill Lynch relating to the proposed issue and sale from time to time of up to $505.5 million of the Company's Medium-Term Notes Due Nine Months or More From the Date of Issue (the "Medium-
Term Notes Program").   The aggregate offering under the Medium-Term Notes
Program is subject to reduction as a result of the sale by the Company of other securities described in its Prospectus dated October 30, 1997. The Medium-Term Notes Program provides an additional facility for funding the Company's acquisition and development activities. The MOPPRS were issued under the Medium Term Notes Program. As of June 30, 1998, the Company had $362.4 million registered and available for issue under the Medium Term Notes Program.

     The Company's total indebtedness as of June 30, 1998, consisted of the following:

                                                                               Effective                       Percent
                                                                Principal      Interest        Maturity        of Total
                                                                Balance          Rate           Date         Indebtedness
                                                              ------------    ------------    ----------    --------------
                                                              (in thousands)
Fixed Rate
----------
       Seven Year Notes                                        $  74,785        7.09% (1)       01-Aug-04         21.2%
       Ten Year Notes                                             84,757        7.22% (1)       01-Aug-07         24.1%
       MandatOry Par Put Remarketed Securities (2)                75,000        6.58% (1)       31-Mar-03         21.3%
       Mortgage note payable - Richmond, Kentucky                  6,361        7.00% (3)       01-Dec-03          1.8%
       Mortgage note payable - Jackson, Mississippi                7,093        9.25%           01-Mar-17          2.0%
       Mortgage note payable - Milwaukee, Wisconsin                5,295        7.75%           01-Aug-09          1.5%
                                                               -----------    ------------                  --------------
                                                                 253,291        7.05%                             71.9%
Floating Rate
-------------
       Unsecured Line of Credit                                   99,000        7.16% (4)       22-May-00         28.1%
                                                               -----------    ------------                  --------------
                                                                  99,000        7.16%                             28.1%
                                                               -----------    ------------                  --------------
                                                               $ 352,291        7.08%                            100.0%
                                                               ===========    ============                  ==============

(1)    Represents stated rate plus amortization of deferred loan costs.

(2) Represents notes payable with a stated rate of 6.918% and a stated maturity date of March 31, 2013. These notes are subject to mandatory tender on March 31, 2003.

(3)    The interest rate on this note is adjusted on December 1 of each year.

(4) Stated rate of LIBOR plus 1.25% plus amortization of deferred loan costs.

     As of June 30, 1998, the Company had $51.0 million available under the Unsecured Line of Credit.

     The Company is negotiating a new unsecured line of credit which, if approved, will replace the Unsecured Line of Credit. Management believes that the new unsecured line of credit will be approved and executed by August 31, 1998. As a result of these negotiations, management anticipates that the following changes will be made to the Unsecured Line of Credit: (1) extend the maturity date for one year; (2) increase maximum borrowings allowed; and (3) reduce the borrowing rate. These changes are subject to further negotiation and approval, and there can be no assurance that any or all of the changes noted above will be made to the Unsecured Line of Credit. In addition, in June 1998, the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System issued a supervisory letter (the "Supervisory Letter") which addressed the subject of lending standards for business loans. The Supervisory Letter noted, among other things, a significant increase in bank lending to REITs and concluded that bank examiners should increase their understanding of REITs and related lending and credit risks associated with lending to REITs. Management is uncertain of the future effects of the Supervisor Letter on the Company. However, any changes in bank lending practices as a result of the Supervisory Letter may affect the Company's ability to successfully negotiate a new unsecured line of credit.

     As of June 30, 1998, the Company, Development Company and affiliated entities had 41 projects under construction which are expected to add approximately 4.1 million square feet of gross leasable area which the Company expects to own. The Company expects to place approximately 1.3 million square feet into operations during the remainder of 1998. Of these projects under construction, 15 are located in Georgia, seven in North Carolina, four in Tennessee, three in Florida, and two each in Kentucky, Mississippi, Pennsylvania and Texas. Of the total square feet under construction, 74.4% is either leased or committed by retailers. Additional funding to complete the construction of these projects is estimated to be $192.6 million.

     Management expects to fund the remaining costs of these projects and the cost of any future projects undertaken by the Company, Development Company or any affiliated joint ventures (including acquisitions) with additional advances under the Unsecured Line of Credit and with proceeds from issuances under the Medium-Term Notes Program, proceeds from public preferred or common stock offerings, proceeds from issuances of additional debt securities, issuances of limited partnership units in DownREIT structures or proceeds from the sale of one or more of its existing shopping center properties. However, there can be no assurance that these sources will be available and the inability to obtain this capital could have an adverse effect on the Company's ability to fund its development, redevelopment and acquisition activities.

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

     In order to meet the Company's long-term liquidity requirements, management anticipates that the Company's cash from operating activities will continue to increase as a result of new developments, redevelopments, acquisitions and improved operations at existing centers. These activities should enable the Company to pay its distributions to shareholders, maintain and improve its properties, make scheduled debt payments and obtain debt or equity financing for its development, redevelopment and acquisition projects. With the exception of a $7.1 million amortizing mortgage loan, all of the Company's debt requires balloon payments in the future. The Unsecured Line of Credit matures in 2000; the MOPPRS are subject to mandatory tender in 2003; a note payable of $6.4 million matures in 2003; the Seven Year Notes mature in 2004; the Ten Year Notes mature in 2007; and a note payable of $5.3 million matures in 2009. Management intends to refinance or repay these maturing debt instruments with proceeds from other sources of capital at or prior to their respective maturities. Management will evaluate various alternatives and select the best options based on market conditions at the time. Management expects to seek additional equity financing when market conditions are favorable in order to maintain its debt-to-total-market-capitalization ratio within acceptable limits. There can be no assurance that debt or equity markets will be favorable in the future, and unfavorable markets could limit the Company's ability to grow its business or repay or refinance maturing debt.

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


ITEM 1.   LEGAL PROCEEDINGS
          Not applicable.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 14, 1998, the Company held its Annual Meeting of Shareholders. The following were the results of the meeting:

          (1) The shareholders elected William B. Greene, Robert P. Corker, Jr. and William G. Byrnes as Class I directors until the annual meeting of shareholders in 2001 or until their successors are elected and shall have qualified.

               The votes were as follows:

                                        William B.     Robert P.     William G.
                                         Greene       Corker, Jr.    Byrnes

               Votes Cast for           15,088,587   15,901,516  16,056,961
               Votes Cast Against           -0-          -0-         -0-
               Votes Withheld/Broker
                   Non-Votes             1,003,627      190,698      35,253

          (2) The shareholders adopted the JDN Realty Corporation Amended and Restated 1993 Incentive Stock Plan.

               Votes Cast for            8,710,210
               Votes Cast Against        1,588,834
               Votes Withheld/Broker
                   Non-Votes               163,941

          (3) The shareholders ratified the appointment of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 1998.

               Votes Cast for           16,020,082
               Votes Cast Against           20,259
               Votes Withheld/Broker
                    Non-Votes               51,874

ITEM 5.   OTHER INFORMATION

          The deadline for shareholder proposals, other than proposals to be included in the proxy statement, for the 1999 Annual Meeting of Shareholders will be February 17, 1999, pursuant to Rule 14a-4.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               12   Statement re: Computation of Ratio of Earnings to Fixed
                    Changes
               27   Financial Data Schedule

          (b)  Reports on Form 8-K

               During the three months ended June 30, 1998, the Company filed the following reports on Form 8-K:

          (i) Form 8-K dated April 1, 1998 containing a Terms Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, BT Alex. Brown Incorporated, Morgan Stanley & Company Incorporated and Salomon Brothers Inc. (collectively the "Agents") relating to the issuance and sale by the Company to the Agents of $75,000,000 of 6.918% Mandatory Par Put Remarketed Securities(SM) (the "MOPPRS").

          (ii) Form 8-K dated June 17, 1998 containing the press release announcing a 3-for-2 stock split and an increase in the Company's quarterly dividend.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     July 31, 1998                                /s/ J. Donald Nichols
----------------------                       -------------------------------
        (Date)                                        J. Donald Nichols
                                                  Chief Executive Officer


     July 31, 1998                                /s/ William J. Kerley
-----------------------------                -------------------------------
        (Date)                                        William J. Kerley
                                                  Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit
Number                   EXHIBIT
------                   -------

12      Statement re:  Computation of Ratio of Earnings to Fixed Changes
27      Financial Data Schedule

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     July 31 , 1998
-----------------------                     ____________________________
         (Date)                                J. Donald Nichols
                                               Chief Executive Officer




     July  31 , 1998
-----------------------                     ____________________________
         (Date)                                William J. Kerley
                                               Chief Financial Officer