Form 10-Q
period 1998-09-30
JDN REALTY CORP
filed 1998-10-28
CIK 916836

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________.

Commission file number       1-12844
                         --------------


                            JDN REALTY CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Maryland                                        58-1468053
------------------------------             ------------------------------------
  (State of Jurisdiction of                (I.R.S. Employer Identification No.)
incorporation or organization)


            359 East Paces Ferry Road, NE, Suite 400, Atlanta, GA  30305
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

     As of October 23, 1998, 31,977,798 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                                    PART I
                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
                                                                        Page No.
                                                                        --------

Condensed Consolidated Balance Sheets--September 30, 1998 and
  December 31, 1997                                                          2

Condensed Consolidated Statements of Income--Three Months Ended
  September 30, 1998 and 1997                                                3

Condensed Consolidated Statements of Income--Nine Months Ended
  September 30, 1998 and 1997                                                4

Condensed Consolidated Statements of Cash Flows--Nine Months Ended
  September 30, 1998 and 1997                                                5

Notes to Condensed Consolidated Financial Statements                         6

                            JDN REALTY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                September 30,   December 31,
                                                                   1998            1997
                                                                -------------   ------------
                                                                (Unaudited)
                                                                       (In thousands)
ASSETS
     Shopping center properties, at cost:
         Land                                                    $ 118,796      $ 85,837
         Buildings and improvements                                542,176       397,110
         Property under development                                107,662        52,356
                                                                 ---------      --------
                                                                   768,634       535,303
         Less: accumulated depreciation and amortization           (49,627)      (38,306)
                                                                 ---------      --------
            Shopping center properties, net                        719,007       496,997
     Cash and cash equivalents                                           -        11,439
     Rents receivable                                                5,472         2,745
     Investments in and advances to unconsolidated entities        125,344        71,221
     Deferred costs, net of amortization                             4,629         4,189
     Other assets                                                   11,772        13,162
                                                                 ---------      --------
                                                                 $ 866,224      $599,753
                                                                 =========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities
         Unsecured notes payable                                 $ 234,557      $159,511
         Unsecured lines of credit                                 105,507        43,500
         Mortgage notes payable                                     18,603        13,591
         Accounts payable and accrued expenses                       9,109         6,719
         Other liabilities                                          10,269         4,844
                                                                 ---------      --------
            Total Liabilities                                      378,045       228,165

     Third party investors' interest                                 3,000             -

     Shareholders' Equity
         Preferred stock, par value $.01 per share -
            authorized 20,000,000 shares: 9 3/8% Series A
            Cumulative Redeemable Preferred Stock,
            liquidation preference $25 per share, issued and
            outstanding 2,000,000 and -0- shares in 1998
            and 1997, respectively                                      20             -
         Common stock, par value $.01 per share -
            authorized 150,000,000 shares, issued and
            outstanding 31,000,298 and 27,745,798 shares
            in 1998 and 1997, respectively                             310           277
         Paid-in capital                                           491,938       378,400
         Accumulated deficit                                        (7,089)       (7,089)
                                                                 ---------      --------
            Total Shareholders' Equity                             485,179       371,588
                                                                 ---------      --------
                                                                 $ 866,224      $599,753
                                                                 =========      ========



           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                          Three Months Ended
                                                                             September 30,
                                                                          1998           1997
                                                                         -------       -------
                                                                             (In thousands)
Revenues:
     Minimum and percentage rents                                        $18,294       $11,070
     Recoveries from tenants                                               2,308         1,238
     Other revenue                                                            15            30
                                                                         -------       -------

        Total revenues                                                    20,617        12,338

Operating expenses:
     Operating and maintenance                                             1,659           851
     Real estate taxes                                                     1,043           701
     General and administrative                                            1,866           976
     Depreciation and amortization                                         4,240         2,573
                                                                         -------       -------

        Total operating expenses                                           8,808         5,101
                                                                         -------       -------

     Income from operations                                               11,809         7,237

Other income (expense):
     Interest expense, net                                                (2,602)       (1,284)
     Other income, net                                                       226           331
     Equity in net income of unconsolidated entities                         878         1,146
                                                                         -------       -------

Income before minority interest in net income
     of consolidated subsidiary, net gain (loss) on real estate
     sales and extraordinary items                                        10,311         7,430
Minority interest in net income of consolidated subsidiary                   (50)            -
                                                                         -------       -------

Income before net gain (loss) on real estate sales
     and extraordinary items                                              10,261         7,430
Net gain (loss) on real estate sales                                         294          (352)
                                                                         -------       -------

Income before extraordinary items                                         10,555         7,078
Extraordinary items                                                            -        (5,539)
                                                                         -------       -------

        Net Income                                                        10,555         1,539
        Dividends to preferred shareholders                                 (169)            -
                                                                         -------       -------

        Net income attributable to common shareholders                   $10,386       $ 1,539
                                                                         =======       =======

Income per common share - basic:
     Income before extraordinary items (net of preferred dividends)      $  0.34       $  0.31
     Extraordinary items                                                       -         (0.24)
                                                                         -------       -------
     Net income attributable to common shareholders                      $  0.34       $  0.07
                                                                         =======       =======

Income per common share - diluted:
     Income before extraordinary items (net of preferred dividends)      $  0.33       $  0.30
     Extraordinary items                                                       -         (0.23)
                                                                         -------       -------
                                                                         =======       =======
     Net income attributable to common shareholders                      $  0.33       $  0.07
                                                                         =======       =======

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                 Nine Months Ended September 30,
                                                                  1998                     1997
                                                             --------------           --------------
                                                                         (In thousands)
Revenues:
  Minimum and percentage rents                                   $50,590                  $30,303
  Recoveries from tenants                                          6,187                    3,111
  Other revenue                                                       95                      118
                                                                 -------                  -------
    Total revenues                                                56,872                   33,532

Operating expenses:
  Operating and maintenance                                        4,393                    2,263
  Real estate taxes                                                3,042                    1,675
  General and administrative                                       5,309                    2,943
  Depreciation and amortization                                   11,828                    7,125
                                                                 -------                  -------
    Total operating expenses                                      24,572                   14,006
                                                                 -------                  -------
  Income from operations                                          32,300                   19,526

Other income (expense):
  Interest expense, net                                           (6,428)                  (3,297)
  Other income, net                                                  647                      887
  Equity in net income of unconsolidated entities                  2,968                    2,543
                                                                 -------                  -------
Income before minority interest in net income
  of consolidated subsidiary, net gain (loss)
  on real estate sales and extraordinary items                    29,487                   19,659
Minority interest in net income of consolidated subsidiary          (146)                       -
                                                                 -------                  -------
Income before net gain on real estate sales
  and extraordinary items                                         29,341                   19,659
Net gain (loss) on real estate sales                                 379                     (352)
                                                                 -------                  -------
Income before extraordinary items                                 29,720                   19,307
Extraordinary items                                                    -                   (5,940)
                                                                 -------                  -------

    Net Income                                                    29,720                   13,367
    Dividends to preferred shareholders                             (169)                       -
                                                                 -------                  -------
    Net income attributable to common shareholders               $29,551                  $13,367
                                                                 =======                  =======
Income per common share - basic:
  Income before extraordinary items (net of
     preferred dividends)                                        $  0.98                  $  0.87
  Extraordinary items                                                  -                    (0.27)
                                                                 -------                  -------
  Net income attributable to common shareholders                 $  0.98                  $  0.60
                                                                 =======                  =======
Income per common share - diluted:
  Income before extraordinary items (net of
     preferred dividends)                                        $  0.96                  $  0.85
  Extraordinary items                                                  -                    (0.26)
                                                                 -------                  -------
  Net income attributable to common shareholders                 $  0.96                  $  0.59
                                                                 =======                  =======

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                             Nine Months Ended September 30,
                                                                   1998        1997
                                                                 ---------   ---------
                                                                     (In thousands)
Net cash provided by operating activities                        $  35,937   $  27,513

Cash flows from investing activities:
     Development of shopping center properties                    (113,636)    (81,126)
     Improvements to shopping center properties                     (1,233)       (504)
     Purchase of shopping center properties                        (93,007)    (34,029)
     Investments in and advances to unconsolidated entities        (50,734)    (30,269)
     Other                                                          (8,741)     (1,996)
                                                                 ---------   ---------

Net cash used in investing activities                             (267,351)   (147,924)

Cash flows from financing activities:
     Proceeds from unsecured line of credit                        252,053           -
     Proceeds from mortgage notes payable                                -     265,428
     Proceeds from issuance of notes payable                        76,548     159,486
     Principal payments on unsecured line of credit               (190,046)          -
     Principal payments on mortgage notes payable                     (358)   (346,960)
     Proceeds from issuance of common shares, net of
        underwriting commissions and offering expenses              66,792      66,424
     Proceeds from issuance of preferred shares, net of
        underwriting commissions and offering expenses              48,276           -
     Dividends paid to preferred shareholders                         (169)          -
     Dividends paid to common shareholders                         (32,415)    (22,786)
     Other                                                            (706)     (1,683)
                                                                 ---------   ---------

Net cash provided by financing activities                          219,975     119,909
                                                                 ---------   ---------

Decrease in cash and cash equivalents                              (11,439)       (502)

Cash and cash equivalents, beginning of period                      11,439       2,709
                                                                 ---------   ---------

Cash and cash equivalents, end of period                         $       -   $   2,207
                                                                 =========   =========

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JDN REALTY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 1998


1.   THE COMPANY

     JDN Realty Corporation (the "Company") is a real estate company which specializes in the development and asset management of retail shopping centers anchored by value-oriented retailers. As of September 30, 1998, the Company owned and operated, either directly or through affiliated entities or a joint venture, a total of 85 shopping center properties and had 39 projects under construction. The Company has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes.

     The Company owns an interest in JDN Development Company, Inc. ("Development Company"), which is structured such that the Company owns 99% of the economic interest while J. Donald Nichols, the Company's Chairman and Chief Executive Officer, owns the remaining 1% and controls Development Company's operations and activities through his voting common stock ownership. As of September 30, 1998, the Company had invested $9.1 million in Development Company in the form of equity capital, $87.8 million in the form of secured notes receivable and $28.5 million in the form of unsecured advances.

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

     Earnings Per Share.   Earnings per share was computed and restated, in the
case of periods prior to the fourth quarter of 1997, using the requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share, and Staff Accounting Bulletin No. 98. Basic earnings per share was computed by dividing earnings attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period excluding unvested shares of restricted stock. The denominator for diluted earnings per share considers the dilutive effect of outstanding stock options.

     Reclassifications. Certain amounts as previously reported have been reclassified to conform to the current period's presentation.

4.   DISTRIBUTION

     On September 8, 1998, the Company's Board of Directors declared a cash distribution of $0.36 per share to common shareholders of record on September 18, 1998. This distribution was paid on September 30, 1998.

5.   UNSECURED LINE OF CREDIT

     On September 2, 1998, the Company amended its unsecured line of credit (the "Unsecured Line of Credit") as follows: (1) increased maximum borrowings allowed from $150,000,000 to $174,750,000 (expandable to $200,000,000); (2) extended the maturity date by one year from May 22, 2000 to May 22, 2001; and (3) reduced the borrowing rate from LIBOR plus 1.25% to LIBOR plus 1.00%.

6.   REVOLVING LOAN CREDIT AGREEMENT

     On September 2, 1998, the Company executed an unsecured $20.0 million Revolving Loan Credit Agreement with Wachovia Bank, N. A. (the "Revolving Line of Credit"). Under the terms of the Revolving Line of Credit, the Company may borrow on a daily basis at an interest rate of LIBOR plus 1.00%. The Revolving Line of Credit matures in September 1999.

7.   PREFERRED STOCK OFFERING

     On September 17, 1998, the Company issued 2,000,000 shares of its 9 3/8% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock"), par value $0.01 per share, with a liquidation preference of $25.00 per share (the "Preferred Stock Offering"). The Series A Preferred Stock have no stated maturity but is redeemable at the Company's option on or after September 15, 2003. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and are payable quarterly on or about the last day of March, June, September and December of each year, when and as declared. On September 30, 1998, the Company paid an initial dividend of $0.0846 per share to preferred shareholders of record on September 17, 1998. The net proceeds from the Preferred Stock Offering of approximately $48.3 million were used to repay amounts outstanding under the Company's Unsecured Line of Credit.

8.   SUBSEQUENT EVENTS

     On October 7, 1998, the Company acquired all of the limited liability company membership interests in an entity which owns a 244,631 square foot shopping center in Denver, Colorado for approximately $12.8 million. The property is subject to a $25.4 million mortgage loan under which the limited liability Company is the obligor and the Company is the guarantor.

     On October 19, 1998, the Company issued 977,500 shares of its common stock, which netted proceeds to the Company of approximately $19.0 million. The net proceeds from this offering were used to reduce amounts outstanding under the Company's Unsecured Line of Credit.

9.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                       Three months ended September 30,           Nine months ended September 30,
                                                          1998                  1997                 1998                 1997
---------------------------------------------------------------------------------------------------------------------------------
Numerator:
     Income before extraordinary items                  $ 10,555              $ 7,078              $ 29,720            $ 19,307
     Extraordinary items                                       -               (5,539)                    -              (5,940)
                                                        --------              -------              --------            --------
     Net income                                           10,555                1,539                29,720              13,367
     Dividends to preferred shareholders                    (169)                   -                  (169)                  -
                                                        --------              -------              --------            --------
     Net income attributable to
        common shareholders                             $ 10,386              $ 1,539              $ 29,551            $ 13,367
                                                        ========              =======              ========            ========

Denominator:
     Weighted-average shares outstanding                  30,988               23,200                30,293              22,282
     Unvested restricted stock outstanding                  (111)                   -                   (80)                  -
                                                        --------              -------              --------            --------
     Denominator for basic earnings per share             30,877               23,200                30,213              22,282
     Dilutive effect of stock options and
        unvested restricted stock                            501                  506                   537                 385
                                                        --------              -------              --------            --------
     Denominator for diluted earnings per share           31,378               23,706                30,750              22,667
                                                        ========              =======              ========            ========

Income per common share - basic:
     Income before extraordinary
        items (net of preferred dividends)                $ 0.34               $ 0.31                $ 0.98              $ 0.87
     Extraordinary items                                       -                (0.24)                    -               (0.27)
                                                        --------              -------              --------            --------
     Net income attributable to
        common shareholders                               $ 0.34               $ 0.07                $ 0.98              $ 0.60
                                                        ========              =======              ========            ========

Income per common share - diluted:
     Income before extraordinary
        items (net of preferred dividends)                $ 0.33               $ 0.30                $ 0.96              $ 0.85
     Extraordinary items                                       -                (0.23)                    -               (0.26)
                                                        --------              -------              --------            --------
     Net income attributable to
        common shareholders                               $ 0.33               $ 0.07                $ 0.96              $ 0.59
                                                        ========              =======              ========            ========

     Options to purchase 18,000 and -0- shares of common stock for the three months ended September 30, 1998 and 1997, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

     JDN Realty Corporation (the "Company") is a real estate company which specializes in the development and asset management of retail shopping centers anchored by value-oriented retailers. As of September 30, 1998, the Company owned and operated, either directly or through affiliated entities or a joint venture, a total of 85 shopping center properties and had 39 projects under construction. The Company has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes.

     The Company owns an interest in JDN Development Company, Inc. ("Development Company"), which is structured such that the Company owns 99% of the economic interest while J. Donald Nichols, the Company's Chairman and Chief Executive Officer, owns the remaining 1% and controls Development Company's operations and activities through his voting common stock ownership. Current tax laws restrict the ability of REITs to engage in certain activities, such as the sale of certain properties and third-party fee development; because it is not a REIT, Development Company may engage in real estate development activities such as the sale of all or a portion of a development project or the purchase, redevelopment and sale of an existing real estate property. As of September 30, 1998, the Company had invested $9.1 million in Development Company in the form of equity capital, $87.8 million in the form of secured notes receivable and $28.5 million in the form of unsecured advances.

Results of Operations

Comparison of the Three Months Ended September 30, 1998 to the Three Months Ended September 30, 1997

     Minimum and percentage rents increased $7.2 million or 65.3% to $18.3 million for the three months ended September 30, 1998 from $11.1 million for the same period in 1997. During 1998 and 1997, the Company began operations at 22 properties which it developed totaling 2.2 million square feet (the "Development Properties"). Minimum and percentage rents increased $3.6 million for the three months ended September 30, 1998 over the same period in 1997 as a result of the operations of the Development Properties. During 1998 and 1997, the Company acquired 20 shopping center properties from third parties totaling 2.9 million square feet of gross leasable area (the "Acquisition Properties"). Minimum and percentage rents increased $3.6 million for the three months ended September 30, 1998 over the same period in 1997 as a result of the operations of the Acquisition Properties. There were no significant changes in minimum and percentage rents at existing properties.

     Recoveries from tenants increased $1.1 million or 86.4% to $2.3 million for the three months ended September 30, 1998 from $1.2 million for the same period in 1997. Of this increase, $205,000 relates to the Development Properties and $963,000 relates to the Acquisition Properties. These increases are offset by a decrease in recoveries from tenants at existing properties due to a decrease in recoverable expenses.

     Other revenue decreased $15,000 or 50.0% to $15,000 for the three months ended September 30, 1998 from $30,000 for the same period in 1997. This decrease is the result of a reduction in revenues associated with managing and leasing fewer properties for third-party owners.

     Operating and maintenance expenses increased $808,000 or 94.9% to $1.7 million for the three months ended September 30, 1998 from $851,000 for the same period in 1997. Of this increase, $144,000 relates to the Development Properties and $699,000 relates to the Acquisition Properties. These increases are offset by a decrease in operating and maintenance expenses at existing properties.

     Real estate taxes increased $342,000 or 48.8% to $1.0 million for the three months ended September 30, 1998 from $701,000 for the same period in 1997. Of this increase, $98,000 relates to the

Development Properties and $315,000 relates to the Acquisition Properties. These increases are offset by a decrease in real estate taxes at the existing properties due primarily to savings from the separate tax platting of an anchor tenant tract.

     General and administrative expenses increased $890,000 or 91.2% to $1.9 million for the three months ended September 30, 1998 from $1.0 million for the same period in 1997. The increase primarily reflects the cost of additional employees and other expenses associated with the increased number of properties owned and operated by the Company.

     Depreciation and amortization expense increased $1.7 million or 64.8% to $4.2 million for the three months ended September 30, 1998 from $2.6 million for the same period in 1997. Of this increase, $765,000 relates to the Development Properties and $981,000 relates to the Acquisition Properties. There was no significant change in depreciation and amortization expense at existing properties.

     Interest expense, net of capitalized amounts, increased $1.3 million to $2.6 million for the three months ended September 30, 1998 from $1.3 million for the same period in 1997. This increase results primarily from an increase in average debt balances between 1998 and 1997.

     Other income, net decreased $105,000 or 31.7% to $226,000 for the three months ended September 30, 1998 from $331,000 for the same period in 1997. The decrease is primarily attributable to the decreased interest income associated with the cancellation of a $10.5 million mortgage note receivable in February 1998, offset by an increase in interest income earned on an $8.0 million mortgage note receivable issued in April 1998.

     Equity in net income of unconsolidated entities decreased $268,000 or 23.4% to $878,000 for the three months ended September 30, 1998 from $1.1 million for the same period in 1997. This decrease results primarily from lower net gains on land sales at Development Company.

     Minority interest in net income of consolidated subsidiary for the three months ended September 30, 1998 of $50,000 represents the third party investors' share of the net income of a limited partnership, which owns and operates a
shopping center located in Milwaukee, Wisconsin.   There was no such minority
interest in 1997.

     Net gain on real estate sales for the three months ended September 30, 1998 of $294,000 represents a gain on the sale of a parcel of land located in Lexington, Virginia. Net loss on real estate sales for the three months ended September 30, 1997 of $352,000 represents a loss on the sale of two parcels of land in Wilmington, North Carolina.

     Extraordinary items for the three months ended September 30, 1997 represent charges to earnings of unamortized deferred financing costs and prepayment penalties of $5.5 million associated with the prepayment of a mortgage loan with an outstanding balance of $71.2 million (the "Term Debt"). There were no extraordinary items for the three months ended September 30, 1998.


Comparison of the Nine Months Ended September 30, 1998 to the Nine Months Ended September 30, 1997.

     Minimum and percentage rents increased $20.3 million or 66.9% to $50.6 million for the nine months ended September 30, 1998 from $30.3 million for the same period in 1997. Of this increase, $9.8 million relates to the Development Properties and $10.2 million relates to the Acquisition Properties. The remaining increase relates to higher minimum and percentage rents at existing properties.

     Recoveries from tenants increased $3.1 million or 98.9% to $6.2 million for the nine months ended September 30, 1998 from $3.1 million for the same period in 1997. Of this increase, $491,000 relates to the Development Properties and $2.5 million relates to the Acquisition Properties. The remaining increase relates to an increase in recoverable expenses at existing properties.

     Other revenue decreased $23,000 or 19.5% to $95,000 for the nine months ended September 30, 1998 from $118,000 for the same period in 1997. This decrease is the result of a reduction in revenues associated with managing and leasing fewer properties for third-party owners.

     Operating and maintenance expenses increased $2.1 million or 94.1% to $4.4 million for the nine months ended September 30, 1998 from $2.3 million for the same period in 1997. Of this increase, $257,000 relates to the Development Properties and $1.8 million relates to the Acquisition Properties. The remaining increase relates to increased expenses at existing properties.

     Real estate taxes increased $1.4 million or 81.6% to $3.0 million for the nine months ended September 30, 1998 from $1.7 million for the same period in 1997. Of this increase, $285,000 relates to the Development Properties and $1.0 million relates to the Acquisition Properties. The remaining increase relates to increased real estate taxes at existing properties.

     General and administrative expenses increased $2.4 million or 80.4% to $5.3 million for the nine months ended September 30, 1998 from $2.9 million for the same period in 1997. The increase primarily reflects the cost of additional employees and other expenses associated with the increased number of properties owned and operated by the Company and increased costs of the annual report and annual meeting of shareholders.

     Depreciation and amortization expense increased $4.7 million or 66.0% to $11.8 million for the nine months ended September 30, 1998 from $7.1 million for the same period in 1997. Of this increase, $2.1 million relates to the Development Properties and $2.6 million relates to the Acquisition Properties. There was no significant change in depreciation and amortization expense at existing properties.

     Interest expense, net of capitalized amounts, increased $3.1 million or 95.0% to $6.4 million for the nine months ended September 30, 1998 from $3.3 million for the same period in 1997. This increase results primarily from an increase in average debt balances between 1998 and 1997.

     Other income, net decreased $240,000 or 27.1% to $647,000 for the nine months ended September 30, 1998 from $887,000 for the same period in 1997. The decrease is primarily attributable to the decreased interest income associated with the cancellation of a $10.5 million mortgage note receivable in February 1998, offset by an increase in interest income earned on an $8.0 million mortgage note receivable issued in April 1998.

     Equity in net income of unconsolidated entities increased $425,000 or 16.7% to $3.0 million for the nine months ended September 30, 1998 from $2.5 million for the same period in 1997. This increase results primarily from an increase in net gains on land sales at Development Company.

     Minority interest in net income of consolidated subsidiary for the nine months ended September 30, 1998 of $146,000 represents a third party investors' share of the net income of a limited partnership which owns and operates a
shopping center located in Milwaukee, Wisconsin.   There was no such minority
interest in 1997.

     Net gain on real estate sales for the nine months ended September 30, 1998 of $379,000 represents a gain on the sale of two parcels of land, one located in Hickory, North Carolina and the other in Lexington, Virginia. Net loss on real estate sales for the nine months ended September 30, 1997 of $352,000 represents a loss on the sale of two parcels of land in Wilmington, North Carolina.

     Extraordinary items for the nine months ended September 30, 1997 of $5.9 million represent charges to earnings of unamortized deferred financing costs and prepayment penalties associated with the prepayment of the Term Debt and the termination of a secured line of credit in May 1997. There were no extraordinary items for the nine months ended September 30, 1998.


Funds From Operations

     Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts, Inc. to mean net income attributable to common shareholders, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash provided by operating activities, investing activities and financing activities, it provides investors with an indication of the ability of the Company to make capital expenditures and to fund other cash needs. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash provided by operating activities, as defined by GAAP, should not be considered an alternative to net income (determined in accordance with GAAP) as an indication of operating performance and is not indicative of cash available to fund all cash flow needs, including the Company's ability to make cash distributions.

     The Company has presented below the calculation of FFO for the periods indicated:


(Dollars in thousands)                                                         Three Months Ended September 30,
                                                                                  1998                 1997
                                                                                --------            ---------
Net income attributable to common shareholders                                  $ 10,386            $  1,539
Depreciation of real estate assets                                                 4,000               2,404
Amortization of tenant allowances and tenant improvements                             45                  38
Amortization of deferred leasing commissions                                          55                  81
Net (gain) loss on real estate sales                                                (294)                352
Extraordinary items                                                                    -               5,539
Adjustments related to activities in unconsolidated entities                         166                (396)
                                                                                --------            --------
FFO                                                                             $ 14,358            $  9,557
                                                                                ========            ========
                                                                               Nine Months Ended September 30,
                                                                                  1998                1997
                                                                                --------            --------
Net income attributable to common shareholders                                  $ 29,551            $ 13,367
Depreciation of real estate assets                                                11,177               6,661
Amortization of tenant allowances and tenant improvements                            129                 106
Amortization of deferred leasing commissions                                         164                 217
Net (gain) loss on real estate sales                                                (379)                352
Extraordinary items                                                                    -               5,940
Adjustments related to activities in unconsolidated entities                         500                  30
                                                                                --------            --------
FFO                                                                             $ 41,142            $ 26,673
                                                                                ========            ========

Leasing and Property Information

     As of September 30, 1998, Wal-Mart, Lowe's and Kroger represented 15.7%, 12.0% and 4.7%, respectively, of the combined annualized base rent of the Company, Development Company and affiliated entities (collectively, "Combined Annualized Base Rent"). In addition, at that date, anchor tenants represented 67.6% of Combined Annualized Base Rent and national and regional tenants represented 85.5% of Combined Annualized Base Rent. As of September 30, 1998, properties owned and operated by the Company, Development Company and affiliated entities were 97.0% leased.

     On a same property basis, net operating income increased 0.7% between the nine months ended September 30, 1998 and the same period in 1997. Net operating income represents property revenues less property expenses excluding interest expense, depreciation and amortization.

     As of September 30, 1998, the Company, Development Company and an affiliated entity operated in 13 states, and 40.5%, 17.5%, 9.2% and 7.9% of Combined Annualized Base Rent was represented by shopping center properties located in Georgia, North Carolina, Tennessee and Wisconsin, respectively.

FORWARD-LOOKING STATEMENTS

     Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. When used, statements which are not historical in nature including the words "anticipate," "estimate," "should," "expect," "believe," "intend" and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Among the factors that could cause actual results to differ materially from those projected are the following: business conditions and the general economy, especially as they affect interest rates and value-oriented retailers; the federal, state and local regulatory environment; availability of debt and equity capital with favorable terms and conditions including, without limitation, the availability of bank credit facilities to fund development, redevelopment and acquisition activities; availability of new development and acquisition opportunities; changes in the financial condition or corporate strategy of the Company's primary retail tenants and in particular Wal-Mart and Lowe's; ability to complete and lease existing development and redevelopment projects on schedule and within budget; and inability of the Company to maintain its qualification as a REIT. Other risks, uncertainties and factors that could cause actual results to differ materially than those projected are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary sources of funds have been cash provided by operating activities and proceeds from lines of credit, debt offerings and equity offerings. The Company's primary uses of funds have been development, redevelopment and acquisition of shopping center properties, distributions to shareholders, scheduled debt amortization and capital improvements to its existing shopping center properties. The Company generally has used cash provided by operating activities to fund its distributions to shareholders, capital improvements to existing properties and scheduled debt amortization. The Company has used proceeds from its lines of credit to finance its development, redevelopment and acquisition activities. The Company has used proceeds from debt and equity offerings to repay outstanding indebtedness and to fund its ongoing development, redevelopment and acquisition activities.

     During the first nine months of 1998, the Company acquired ten shopping center properties from five third-party sellers, for aggregate consideration of $111.9 million. The Company funded these acquisitions with advances under its unsecured line of credit (the "Unsecured Line of Credit") in the aggregate amount of approximately $93.0 million, assumption of indebtedness of $5.4 million, issuance of limited partnership units valued at $3.0 million in a limited partnership formed to own and operate one of the shopping center properties and cancellation of a $10.5 million mortgage loan receivable from the seller of one of the shopping center properties. Subsequent to quarter end, on October 7, 1998, the Company acquired all of the limited liability company membership interests in an entity which owns a 244,631 square foot shopping center in Denver, Colorado for approximately $12.8 million. The property is subject to a $25.4 million mortgage loan under which the limited liability company is the obligor and the Company is the guarantor. In addition, during the nine months ended September 30, 1998, the Company funded $113.6 million in development costs and advanced $50.7 million to Development Company to fund its development and redevelopment activities.

     As a result of this acquisition and development activity, the Company has completed six public capital markets transactions to date in 1998. In February and March 1998, the Company issued an aggregate of 2,076,754 shares of its common stock in three public offerings, which netted proceeds to the Company of approximately $66.5 million. On March 31, 1998, the Company issued $75.0 million of 6.918% MandatOry Par Put Remarketed Securities(SM) (the "MOPPRS").
In connection with this issuance, Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") purchased an option to remarket the MOPPRS on March 31, 2003. The Company's effective borrowing rate on the MOPPRS is 6.52% as of September 30, 1998. On September 17, 1998, the Company issued 2,000,000 shares of 9 3/8% Series A Cumulative Preferred Stock (the "Series A Preferred Stock") which netted proceeds to the Company of approximately $48.3 million. On October 19, 1998, the Company issued 977,500 shares of its common stock, which netted proceeds to the Company of approximately $19.0 million (the "October 1998 Offering"). The net proceeds from each of these offerings were used to reduce amounts outstanding under the Unsecured Line of Credit.

     In addition, in February 1998, the Company entered into a Distribution Agreement with a group of agents led by Merrill Lynch relating to the proposed issue and sale from time to time of up to $505.5 million of the Company's Medium-Term Notes Due Nine Months or More From the Date of Issue (the "Medium-Term Notes Program"). The aggregate offering under the Medium-Term Notes Program is subject to reduction as a result of the sale by the Company of other securities described in its Prospectus dated October 30, 1997. The Medium-Term Notes Program provides an additional facility for funding the Company's acquisition and development activities. The MOPPRS were issued under the Medium-Term Notes Program. As of September 30, 1998, the Company had $312.4 million registered and available for issue under the Medium-Term Notes Program. Following the October 1998 Offering, the Company had $293.2 million registered and available for issue under the Medium-Term Notes Program.

     The Company's total indebtedness as of September 30, 1998, consisted of the following:

                                                                                Effective                   Percent
                                                                Principal       Interest     Maturity       of Total
                                                                 Balance          Rate         Date       Indebtedness
                                                             --------------     --------     --------     ------------
                                                             (in thousands)
Fixed Rate
   Seven Year Notes                                             $ 74,793          7.10%(1)   01-Aug-04        20.9%
   Ten Year Notes                                                 84,764          7.23%(1)   01-Aug-07        23.6%
   MandatOry Par Put Remarketed Securities (2)                    75,000          6.52%(1)   31-Mar-03        20.9%
   Mortgage note payable - Richmond, Kentucky                      6,326          7.00%(3)   01-Dec-03         1.7%
   Mortgage note payable - Jackson, Mississippi                    7,057          9.25%      01-Mar-17         2.0%
   Mortgage note payable - Milwaukee, Wisconsin                    5,220          7.75%      01-Aug-09         1.5%
                                                                --------          ----                       -----
                                                                 253,160          7.04%                       70.6%
Floating Rate
   Unsecured Line of Credit                                       89,500          6.95%(4)   22-May-01        24.9%
   Revolving Line of Credit                                       16,007          6.70%(4)   01-Sep-99         4.5%
                                                                --------          ----                       -----
                                                                 105,507          6.91%                       29.4%
                                                                --------          ----                       -----
                                                                $358,667          7.00%                      100.0%
                                                                ========          ====                       =====

(1) Represents stated rate plus amortization of deferred loan costs.
(2) Represents notes payable with a stated rate of 6.918% and a stated maturity date of March 31, 2013. These notes are subject to mandatory tender on March 31, 2003.
(3) The interest rate on this note is adjusted on December 1 of each year.
(4) Stated rate of LIBOR plus 1.00% plus amortization of deferred loan costs.

     As of September 30, 1998, the Company had $85.3 million available under the Unsecured Line of Credit and $4.0 million available under the Revolving Line of Credit.

     In September 1998, the Company amended the Unsecured Line of Credit as follows: (1) increased maximum borrowings allowed from $150,000,000 to $174,750,000 (expandable to $200,000,000); (2) extended the maturity date by one year from May 22, 2000 to May 22, 2001; and (3) reduced the borrowing rate from LIBOR plus 1.25% to LIBOR plus 1.00%. In addition to amending the Unsecured Line of Credit, the Company closed a $20.0 million Revolving Loan Credit Agreement (the "Revolving Line of Credit") with Wachovia Bank, N. A. The Revolving Line of Credit is unsecured, bears interest at LIBOR plus 1.00% and matures in September 1999. The amendment to the Unsecured Line of Credit and the Revolving Line of Credit provide the Company with additional capacity to fund its development, redevelopment and acquisition activities.

     In June 1998, the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System issued a supervisory letter (the "Supervisory Letter") which addressed the subject of lending standards for business loans. The Supervisory Letter noted, among other things, a significant increase in bank lending to REITs and concluded that bank examiners should increase their understanding of REITs and related lending and credit risks associated with lending to REITs. Management is uncertain of the future effects of the Supervisory Letter on the Company. However, any changes in bank lending practices as a result of the Supervisory Letter may affect the Company's ability to fund its development, redevelopment and acquisition activities with new secured or unsecured credit facilities from commercial banks.

     As of September 30, 1998, the Company, Development Company and affiliated entities had 39 projects under construction which are expected to add approximately 3.6 million square feet of gross leasable area which the Company expects to own. The Company expects to place approximately 942,000 square feet into operations during the remainder of 1998. Of these projects under construction, 13 are located in Georgia, five each in North Carolina and Tennessee, three in Florida, and two each in Mississippi, Pennsylvania and Texas. Of the total square feet under construction, 73.9% is either leased or committed to be leased by retailers. Additional funding needed to complete the construction of these projects is estimated to be $165.0 million.

     Management expects to fund the remaining costs of these projects and the cost of any future projects undertaken by the Company, Development Company or any affiliated joint ventures (including acquisitions) with additional advances under the Unsecured Line of Credit and with proceeds from issuances under the Medium-Term Notes Program, proceeds from public preferred or common stock offerings, proceeds from issuances of additional debt securities, issuances of limited partnership units in DownREIT structures, proceeds from the sale of one or more of its existing shopping center properties or proceeds from mortgage loans on new or existing shopping center properties. However, there can be no assurance that these sources will be available and the inability to obtain this capital could have an adverse effect on the Company's ability to fund its development, redevelopment and acquisition activities.

     In order for the Company to continue to qualify as a REIT, it must annually distribute to its shareholders at least 95% of its taxable income. Management believes that the Company will meet this requirement in 1998 with cash generated by operating activities. In addition, management believes that cash generated by operating activities will be adequate to fund improvements to the Company's shopping center properties, leasing costs and scheduled debt amortization in 1998.

     In order to meet the Company's long-term liquidity requirements, management anticipates that the Company's cash from operating activities will continue to increase as a result of new developments, redevelopments, acquisitions and improved operations at existing centers. These activities should enable the Company to make its distributions to shareholders, maintain and improve its properties, make scheduled debt payments and obtain debt or equity financing for its development, redevelopment and acquisition projects. With the exception of a $7.1 million amortizing mortgage loan, all of the Company's debt requires balloon payments in the future. The Revolving Line of Credit matures in 1999; the Unsecured Line of Credit matures in 2001; the MOPPRS are subject to mandatory tender in 2003; a note payable of $6.3 million matures in 2003; the Seven Year Notes mature in 2004; the Ten Year Notes mature in 2007; and a note payable of $5.2 million matures in 2009. Management intends to refinance or repay these maturing debt instruments with proceeds from other sources of capital at or prior to their respective maturities. Management will evaluate various alternatives and select the best options based on market conditions at the time. Management expects to seek additional equity financing when market conditions are favorable in order to maintain its debt-to-total-market-capitalization ratio within acceptable limits. There can be no assurance that debt or equity markets will be favorable in the future, and unfavorable markets could limit the Company's ability to grow its business or repay or refinance maturing debt.

YEAR 2000

     As the year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Many existing application software products in the marketplace were designed to accommodate only two-digit date entries. Beginning in the year 2000, these systems and products will need to be able to accept four-digit entries to distinguish years beginning with 2000 from prior years. As a result, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Based on a recent assessment, management believes that the arrival of the year 2000 and the potential related computer problems should not have a material adverse impact on the Company. The Company believes that its current software will be year 2000 compliant prior to January 1, 2000. The ability of third parties with whom the Company transacts business to address adequately their Year 2000 issues is outside of the Company's control. There can be no assurance that the failure of the Company, or such third parties, to address adequately their respective Year 2000 issues will not have a material adverse effect on the Company's financial condition or results of operations.

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


ITEM 1.   LEGAL PROCEEDINGS
          Not applicable.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not applicable.

ITEM 5.   OTHER INFORMATION

          The deadline for shareholder proposals, other than proposals to be included in the proxy statement, for the 1999 Annual Meeting of Shareholders will be February 17, 1999, pursuant to Rule 14a-4 under the Securities Exchange Act of 1934. The persons named as proxies in the proxy statement may exercise discretionary authority to vote on any proposals received after such date.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.1  $200,000,000 Amended and Restated Credit Agreement dated as of September 2, 1998 among JDN Realty Corporation, the
                     Banks Listed Herein and Wachovia Bank, N.A. as the Agent
               12    Statement re: Computation of Ratio of Earnings to Fixed
                     Charges
               27    Financial Data Schedule

          (b)  Reports on Form 8-K

               During the three months ended September 30, 1998, the Company filed the following reports on Form 8-K:

          (i) Form 8-K dated September 18, 1998 containing Terms Agreement with A.G. Edwards & Sons, Inc., J.C. Bradford & Co., LLC, Interstate/Johnson Lane Corporation and Stifel, Nicolaus & Company, Incorporated (collectively, the "Underwriters") relating to the sale by the Company to the Underwriters of 2,000,000 shares of the Company's 9 3/8% Series A Cumulative Redeemable Preferred Stock, par value $.01 per share, at a price of $25.00 per share.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


October 28, 1998                       /s/ J. Donald Nichols
----------------                       ---------------------
    (Date)                             J. Donald Nichols
                                       Chief Executive Officer



October 28, 1998                       /s/ William J. Kerley
----------------                       ---------------------
    (Date)                             William J. Kerley
                                       Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit
Number      EXHIBIT
------      -------

 10.1       $200,000,000 Amended and Restated Credit Agreement dated as of
            September 2, 1998 among JDN Realty Corporation, the Banks Listed
            Herein and Wachovia Bank, N.A. as the Agent
 12         Statement re:  Computation of Ratio of Earnings to Fixed Charges
 27         Financial Data Schedule