Form 10-K405
period 1998-12-31
JDN REALTY CORP
filed 1999-03-23
CIK 916836

--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

 For the fiscal year ended December 31, 1998

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

 For the transition period from ____________ to ___________.

Commission file number                    1-12844
                      ----------------------------------------------

                            JDN REALTY CORPORATION
                            ----------------------
            (Exact name of registrant as specified in its charter)

          Maryland                                      58-1468053
          --------                                      ----------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

359 East Paces Ferry Road, Suite 400, Atlanta, GA          30305
---------------------------------------------------      ----------
 (Address of principal executive offices)               (Zip Code)

                                (404) 262-3252
                                --------------
              Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class              Name of each exchange on which registered
  -------------------              -----------------------------------------

  Common Stock, $.01 Par Value     New York Stock Exchange
  ----------------------------     -----------------------

  Preferred Stock, $.01 Par Value  New York Stock Exchange
  -------------------------------  -----------------------


Securities registered pursuant to Section 12(g) of the Act:

               None
               ----
               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X     No
                                         -------    -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [X]

The aggregate market value of the shares of common stock of the Registrant (based on the closing price of these shares on the New York Stock Exchange on March 2, 1999) held by non-affiliates was approximately $675,913,794.

The number of shares outstanding of the Registrant's common stock, $0.01 par value, was 33,231,247 on March 2, 1999.



                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Documents incorporated by reference and the part of Form 10-K into which the document is incorporated:

     Portions of the Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 1999 are incorporated into Part III of this Form 10-K.

                               TABLE OF CONTENTS



                                                                     Form 10-K
Item No.                                                            Report Page
-------                                                             -----------

                                    PART I

   1.     Business..................................................         1
   2.     Properties................................................         8
   3.     Legal Proceedings.........................................        12
   4.     Submission of Matters to a Vote of Security Holders.......        12


                                    PART II

   5.     Market for Registrant's Common Equity and
          Related Shareholder Matters...............................        13
   6.     Selected Financial Data...................................        14
   7.     Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................        15
   7A.    Quantitative and Qualitative Disclosures About Market Risk        24
   8.     Financial Statements and Supplementary Data...............        24
   9.     Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure....................        24


                                   PART III

   10.    Directors and Executive Officers of the Registrant........        25
   11.    Executive Compensation....................................        25
   12.    Security Ownership of Certain Beneficial Owners and
          Management................................................        25
   13.    Certain Relationships and Related Transactions............        25


                                    PART IV

   14.     Exhibits, Financial Statement Schedules and
           Reports on Form 8-K......................................        26

                                    PART I


Item 1.    Business
-------------------

BACKGROUND

     JDN Realty Corporation is a real estate company specializing in the development and asset management of retail shopping centers anchored by value-oriented retailers. When referred to herein, the term "Company" represents JDN Realty Corporation and its wholly-owned subsidiaries. As of December 31, 1998, the Company owned and operated, either directly or indirectly through affiliated entities or joint ventures, 91 shopping center properties containing approximately 12.1 million square feet of gross leasable area ("Company GLA") located in 14 states, primarily in the southeastern United States, with the highest concentrations in Georgia, North Carolina, and Tennessee. As of December 31, 1998, the Company, either directly or indirectly through affiliated entities or joint ventures, had 36 projects under construction. The principal tenants of the Company's properties include Wal-Mart, Lowe's, and Kroger. As of December 31, 1998, no single property accounted for 10% or more of the Company's total assets or total revenues. The Company was incorporated under Maryland law in 1993 and has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes.

     The Company holds an interest in JDN Development Company, Inc. ("Development Company"), which is structured such that the Company owns 99% of the economic interest while J. Donald Nichols, the Company's Chairman and Chief Executive Officer, owns the remaining 1% and controls Development Company's operations and activities through his voting common stock ownership. Current tax law restricts the ability of REITs to engage in certain activities, such as the sale of certain properties and third-party fee development. Because it is not a REIT, Development Company may engage in real estate development activities such as sales of all or portions of development projects. As of December 31, 1998, the Company had invested $9.2 million in Development Company in the form of equity capital, $113.7 million in the form of secured notes receivable and $28.1 million in the form of unsecured advances.

     The Company's business objective is to increase funds from operations per share and maximize shareholder value by:
     . development of new shopping centers anchored by strong shopping center retailers,

     . redevelopment and expansion of its existing or newly acquired properties,

     . effective leasing and management of its properties and ground leasing of adjacent outparcels and

     .    acquisition of existing shopping centers.

DESCRIPTION OF BUSINESS
Development

     The Company's primary growth strategy is to develop, on assignment, shopping centers anchored by value-oriented retailers. Through December 31, 1998, the Company and its founders had developed or jointly developed 151 shopping center projects, of which 99 have been built on assignment from Wal-Mart. The Company's primary development relationships continue to be with Wal-Mart and Lowe's with additional significant relationships with Kroger, Target and Home Depot.
     Management believes that the Company's relationships with these and other value-oriented retailers provide the Company with a superior selection of potential anchor tenants for its shopping centers. Management believes that the selection of the initial tenants for a shopping center project is among the most important factors in determining the initial success and long-term viability of a project.
     The Company's assignment-based development strategy is designed to reduce the risks associated with development by ensuring that a significant shopping center retailer is committed before the Company spends substantial time or money on a project. Typically, the Company has signed leases or has commitments from shopping center retailers for 80% to 90% of the planned shopping center square footage prior to the purchase of land and the commencement of construction.

     After obtaining an assignment from a significant retailer in a particular market, the Company generally:

     . Performs preliminary demographic, traffic and economic studies that indicate particular locations, and estimates preliminary costs associated with those potential sites;
     . Contacts other major shopping center retailers that the Company believes would be interested in the same market to seek a development assignment;
     .    Obtains an option on the proposed site;
     . Estimates costs by evaluating soil, water, sewer, environmental and traffic factors, as well as any other costs associated with the particular site;
     . Develops a site plan, taking into account the physical constraints of the property and the physical requirements of the shopping center retailers, that can be translated into economic terms to set rental rates for anchor tenants;
     . Reviews the local rental market to determine demand for and pricing of local tenant space;
     . Contacts potential outparcel users for the site to determine demand for and pricing of outparcels;
     . Performs financial analyses to confirm that the development meets internal return-on-cost criteria;
     . After the Company obtains a signed lease or a commitment from a significant shopping center retailer, the Company purchases the land and oversees construction of the shopping center.

     By adhering to a disciplined development philosophy that mitigates development risks, the Company has generally been able to deliver projects on a timely basis that meet budgeted returns.
     The Company has historically concentrated its development activities in the Southeast as a result of attractive shopping center development opportunities with major anchor retailers in this region. The Company continues to actively pursue development opportunities within the Southeast based on assignments from major retailers. The Company is also pursuing development opportunities outside the Southeast in areas such as the Midwest, Southwest and California as the result of increased tenant interest and opportunities in these areas with local developers in the form of strategic alliances. Strategic alliances have evolved with local developers who have development opportunities in their local markets. The Company typically owns these projects and compensates the strategic alliance partners on a fee basis.
     During 1998, the Company, either directly or indirectly through Development Company and joint ventures, completed all or portions of 20 development projects. These projects added approximately 1.8 million square feet of Company GLA to the Company's operating portfolio of shopping center properties and cost approximately $146.1 million. The annualized aggregate unleveraged return on cost for these 20 projects was 11.3%. As of December 31, 1998, the Company, either directly or indirectly through Development Company and joint ventures, had begun construction of a total of 36 projects which when completed are expected to add approximately 3.2 million square feet of Company GLA to the Company's operating portfolio of shopping center properties.

Redevelopment and Expansion
     The Company's objective of continued growth includes the selective redevelopment, retenanting and expansion of existing or recently acquired shopping centers to increase cash flows and property values. Management is active in its tenants' expansion plans as changing demographics and increased sales warrant expansion or relocation. Redevelopment projects have included adding anchor tenants, changing the tenant mix and reconfiguring shopping centers. The Company has worked closely with several anchor tenants to enlarge their stores and enhance merchandising capabilities at existing and recently acquired properties.

     During 1998, the Company completed the redevelopment of four shopping centers as follows:

     . In its Topeka, Kansas shopping center, the Company relocated Bauersfeld Grocery from a 42,000 square foot store to a 47,860 square foot store. The Company is in the process of re-leasing the newly vacated space.

     . In its Canton, Georgia shopping center, the Company relocated Ingles from a 27,200 square foot store to a 62,603 square foot store which was previously a dark Wal-Mart store. The Company is in the process of re-leasing the newly vacated space.

     . In its Lexington, Virginia and South Boston, Virginia shopping centers, Wal-Mart completed its expansion from discount stores with approximately 65,000 square feet to Supercenters of approximately 175,000 square feet. In conjunction with these expansions, the Company relocated an aggregate of 25,800 square feet of shop space and expanded the shop space at these centers by an aggregate of 22,600 square feet.

     At December 31, 1998, the Company and Development Company had three redevelopment projects under way:

     . In its Cartersville, Georgia shopping center, the Company is relocating a 27,200 square foot Ingles into a 60,000 square foot store. Ingles is relocating into space previously occupied by a dark Wal-Mart.

     . In its Chamblee, Georgia shopping center, the Company is in the process of relocating and expanding a grocery store into vacated space and upgrading the shopping center.

      . In Milwaukee, Wisconsin, Development Company is relocating a 21,090 square foot Walgreens out of an existing predominately vacant mall and replacing the mall with a 120,000 square foot Wal-Mart.

Asset Management
     The Company's in-house leasing, property management and asset management teams work together to attract and retain national, regional and local tenants and to maintain productive relationships with these tenants. Further, the Company's strong relationships with national and regional non-anchor tenants have contributed to a majority of the non-anchor retail space of each development project being leased prior to completion. The leasing staff seeks a complementary mix of financially qualified tenants. The Company's leasing professionals analyze the financial condition of each retail prospect, evaluate the prospect's business plan and suitability as a tenant in a particular center and recommend the prospect to management. This process increases long-term occupancy and reduces tenant turnover. Successful initial leasing and tenant retention enables the Company to reduce the cost of re-leasing and to maintain occupancy levels.

     During 1998, on a "same property" basis, the Company achieved the following results:

      . Net operating income increased 0.6% for the year ended December 31, 1998 as compared to the year ended December 31, 1997, primarily as a result of leasing of vacant space, rental increases from existing tenants and higher percentage rent payments.

      . At December 31, 1998, the properties were 98.2% leased as compared to 98.1% at December 31, 1997.

      . Annualized base rent per leased square foot increased to $7.29 as of December 31, 1998 from $7.22 as of December 31, 1997.

           As of December 31, 1998, the Company's operating portfolio of 91 shopping center properties was 96.4% leased.

           The Company also seeks to increase shareholder value from its existing portfolio by reviewing properties for disposition. The Company's disposition strategy focuses on selling assets that management believes (1) have reached their maximum earnings potential, (2) have tenants with which the Company has high concentrations and (3) are located in geographic areas with which the Company has high concentrations. The Company also believes that the disposition of assets represents an effective means for it to generate additional capital. The Company intends to utilize different strategies for dispositions, including tax minimizing like-kind exchanges. While the Company has not sold significant assets over the past five years, the Company expects to more aggressively access the disposition market in the future.

Acquisitions

           The Company also seeks to increase its funds from operations per share and shareholder value through selective acquisition activity. The Company intends to continue to acquire, for long-term investment, high-quality, well-located shopping centers with attractive initial yields and strong prospects for future cash flow growth and capital appreciation. The Company's strategy focuses on properties to which its development, leasing and property management teams can add value through redevelopment or expansion, leasing of vacant space or increasing rental rates over time. During 1998, the Company acquired the following 11 shopping center properties:


                        Acquisition     Company               Purchase
Location                    Date         GLA                   Price
------------------       -----------    ---------           ------------

Milwaukee, WI              2/04/98       383,967            $ 13,262,000
Milwaukee, WI              2/04/98       190,142              10,706,000
Milwaukee, WI              2/04/98       143,454              11,937,000
Milwaukee, WI              2/04/98       217,093              16,527,000
Milwaukee, WI              2/04/98       160,533               6,081,000
Fayetteville, NC           2/23/98       204,291              12,870,000
Antioch, TN                3/31/98        51,533               3,538,000
Franklin, TN               3/31/98        54,411               4,412,000
Chamblee, GA               5/29/98       175,971              11,320,000
Lynchburg, VA              6/22/98       270,767              18,300,000
Denver, CO                 10/7/98       244,640              38,148,000
                                       ---------            ------------
                                       2,096,802            $147,101,000
                                       =========            ============



     As of December 31, 1998, the Company was pursuing other acquisition opportunities in the ordinary course of business, which are not subject to definitive agreements. In an effort to close these and other acquisitions, the Company may utilize various means which could include, for example, assumption of indebtedness, purchase of mortgage loans or issuance of partnership units in "Down REIT" structures.

Tenants
     As of December 31, 1998, the Company and Development Company had the following significant tenants:

                                                Percent of      Percent of
                                                Company         Annualized
                Tenant                            GLA           Base Rent
-----------------------------------------------------------------------------
Wal-Mart                                         23.0%             16.6%
Lowe's                                           12.4%             13.1%


     No other tenants account for more than 10% of Company GLA or annualized base rent in 1998. The loss of any of these tenants or the inability of any of them to pay rent could have an adverse effect on the Company's business.

     The tenant base of the Company, Development Company and affiliated entities had the following characteristics as of December 31, 1998:


                                                Percent of       Percent of
                                                 Company         Annualized
Type of Tenant                                     GLA           Base Rent
-----------------------------------------------------------------------------
Anchor                                             76.2%            68.8%
Non-anchor                                         20.2%            31.2%
Unleased                                            3.6%             0.0%
                                             -------------      -------------
       Total                                     100.00%          100.00%
                                             =============      =============

National                                           72.1%            69.0%
Regional                                           15.2%            16.8%
Local                                               9.1%            14.2%
Unleased                                            3.6%             0.0%
                                             -------------      -------------
       Total                                     100.00%          100.00%
                                             =============      =============

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

     Stormwater discharge from a construction facility is evaluated in connection with the requirements for stormwater permits under the Clean Water Act, which this is an evolving program in most states.

Management anticipates that general stormwater permits will be applicable to the Company's activities and individual permits will not be required for existing or new developments.
     Four shopping centers acquired in February 1998 contain friable asbestos elbow fitting insulation on mechanical systems throughout the shopping centers and may contain other asbestos containing materials. These materials will be inspected for damage or disturbance periodically and adequate remediation will be performed in the event of any repairs or renovations on the affected area. Some of the buildings on the Company's properties were built when low concentrations of non-friable asbestos were commonly used in building materials such as roof flashings and vinyl floor tile and may contain non-friable asbestos building materials. Management believes that buildings that contain limited amounts of friable asbestos, which is subject to monitoring by the Company, and materials that contain low concentrations of non-friable asbestos, when properly managed and maintained generally do not impose any environmental hazard. The Company's properties may also be affected by materials that contain polychlorinated bipheynis ("PCBs"), such as electrical transformers, owned by other parties located on the Company's properties. Management does not believe that the presence of such materials will result in removal costs that would have a material adverse effect on the Company's financial condition or results of operations in the event of any future major repairs or renovation activities.
     Any one or more of the Company's shopping centers can potentially be negatively impacted, either through physical contamination or by virtue of an adverse effect on property values by the release of hazardous or toxic substances emanating from areas adjacent to or near the centers. Several of the centers are adjacent to or near areas that either contain or have contained above-ground or underground petroleum storage tanks that either have or may have released petroleum products into the soil or groundwater. At least five of the Company's shopping center properties at one time contained underground storage tanks that were used to store petroleum products. Soil and groundwater contamination has been the subject of remediation efforts and has been documented at one of these sites.
     The Company's general policy is to obtain a new or updated environmental assessment each time it develops or acquires a property. The Company had Phase I environmental assessments conducted on each property on which it began construction during 1998. The Company had Phase I or Phase II environmental assessments on all except one property it acquired during 1998.
     The terms of all agreements for purchase and sale of properties the Company has acquired or will acquire contain or are expected to contain representations related to the sellers' knowledge of existing environmental conditions. Generally, sellers do not assume responsibility for any liability relating to existing adverse environmental conditions that are not known to the seller. Moreover, because the terms of the Company's leases with its shopping center tenants do not give the Company control over the day-to-day operational activities of the tenants, no assurance can be given that any lessee of a property owned or to be owned by the Company has not and will not create a hazardous environmental condition.
     The Company has not been notified by any governmental authority of any material noncompliance, environmental claim or liability in connection with any of its shopping centers. The Company has not been notified of any claim for personal injury or property damage by a private party in connection with any of its properties as a result of environmental conditions. The Company is not aware of any other environmental condition or liability with respect to any of its properties that management believes would have a material adverse effect on the Company's financial position or results of operations.

Employees

     As of March 1, 1999, the Company and Development Company employed 94 full-time individuals and one part-time individual, including executive, administrative and field personnel.

Executive Officers

  Name                          Age               Positions with the Company
  ----                          ---               --------------------------
 J. Donald Nichols               58         Chairman and Chief Executive Officer
 Elizabeth L. Nichols            45         President and Director
 William J. Kerley               43         Senior Vice President, Chief
                                                    Financial Officer, Secretary, Treasurer
 Jeb L. Hughes                   47         Senior Vice President, Development of JDN
                                                    Development Company, Inc.
 Laurie A. Farris                36         Vice President and Director of Acquisitions
  John D. Harris, Jr.            39         Vice President, Controller and Assistant Secretary
 David L. Henzlik                36         Vice President, Leasing
 Leilani L. Jones                37         Vice President and Director of Property Management and Assistant Secretary
 C. Sheldon Whittelsey, IV       37         Vice President, Development


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

     William J. Kerley. Mr. Kerley has served as Senior Vice President and Chief Financial Officer of the Company since May 1998. From the Company's inception in December 1993 to May 1998, Mr. Kerley served as Chief Financial Officer, Secretary and Treasurer of the Company. Mr. Kerley served as Chief Financial Officer of Enterprises from August 1993 to December 1993. From 1989 to 1993, Mr. Kerley was a consultant to Enterprises and other real estate and operating companies in the southeastern United States.

     Jeb L. Hughes. Mr. Hughes has served as Senior Vice President, Development of Development Company since May 1998. From May 1996 to May 1998, Mr. Hughes served as Vice President, Development of Development Company. Mr. Hughes joined Enterprises in 1989 and managed the development and construction of shopping centers for Enterprises until it was merged into the Company in

December 1993. Mr. Hughes was self-employed and acted as a consultant to Development Company from January 1994 to May 1996.

     Laurie A. Farris. Ms. Farris has served as Vice President and Director of Acquisitions since joining the Company in June 1997. From August 1991 to June 1997, Ms. Farris served as Vice President, Senior Commercial Real Estate Underwriter and Portfolio Manager of First Union National Bank in Nashville, Tennessee. Ms. Farris is a Certified Commercial Investment Member ("CCIM").

     John D. Harris, Jr. Mr. Harris has served as Vice President and Controller of the Company since May 1998. From July 1994 to May 1998, Mr. Harris served as Controller of the Company. From 1984 to July 1994, Mr. Harris was employed by the Atlanta, Georgia, office of Ernst & Young, most recently holding the position of Senior Manager, where he specialized in serving real estate and entrepreneurial companies. Mr. Harris is a certified public accountant.

     David L. Henzlik. Mr. Henzlik joined Enterprises in 1989 as a leasing agent and has served as Vice President, Leasing of the Company since March 1995.

     Leilani L. Jones. Ms. Jones has served as Vice President and Director of Property Management of the Company since its formation in December 1993 and as Assistant Secretary since May 1997. Ms. Jones joined Enterprises in 1985 and served as Vice President and Director of Property Management from 1990 until December 1993. Ms. Jones is a Certified Property Manager and a CCIM.

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

Item 2.  Properties
-------------------

     The Company's corporate headquarters are located in a building it owns at 359 East Paces Ferry Road, Suite 400, Atlanta, Georgia 30305. The Company coordinates most of its corporate activities from its headquarters, although the Company also maintains offices in Nashville, Tennessee; Charlotte, North Carolina; Birmingham, Alabama; Los Angeles, California; and Bentonville, Arkansas.

     As of December 31, 1998, the Company owned and operated, either directly or indirectly through affiliated entities or joint ventures, 91 shopping center properties totaling approximately 12.1 million square feet of gross leasable area. The following table sets forth information on these properties as of December 31, 1998:


JDN REALTY CORPORATION
OPERATING PORTFOLIO
DECEMBER 31, 1998

                     Year Built/
                      Renovated        Total      Company    Percent
Location             or Expanded       GLA (1)     GLA       Leased                                 Anchor Stores
------------------------------------------------------------------------------------------------------------------------------------
ALABAMA
  Decatur             1965/1996        122,956    122,956    87.8%            Food World
  Gadsden                1979          131,044    85,341     93.9% rld(2),    Public Wholesale, Food World(2), Eckerd
  Opelika             1993/1995        306,225    306,225    100.0%           100.0%   Wal-Mart, Lowe's, Winn-Dixie, Goody's, CVS

COLORADO
  Denver                 1997          244,640    244,640     98.6%           King Soopers, Homeplace, OfficeMax, Just for feet
                                                                              PetsMart
FLORIDA
      Brandon            1997          243,204    115,949     97.9%           Lowe's(2), Jumbo Sports
      Fort Walton Beach  1986          21,900      21,900     65.8%           Wal-Mart(2)
      Gulf Breeze        1998          172,058      3,426      0.0%           Wal-Mart(2)
      Ocala              1984/1991     151,338    151,338     98.2%           Wal-Mart, Winn Dixie
      Tallahassee        1990/1994     265,304    109,055     98.9%           Wal-Mart(2), Lowe's

GEORGIA
      Alpharetta         1998          129,044    129,044     100.0%          Lowe's
      Buford             1998          353,251    353,251      98.9%          Wal-Mart, Lowe's
      Canton             1983          127,854    127,854      75.3%          Ingles, CVS
      Canton (5)         1996          238,026    238,026      100.0%         Wal-Mart
      Cartersville       1984           52,240     52,240       87.0%         Ingles, Eckerd
      Cartersville       1995          375,828    375,828      100.0%         Wal-Mart, Lowe's
      Chamblee           1976          175,971    175,971       87.0%         Winn Dixie, CVS
      Conyers (4)        1996          420,816    119,698      100.0%         Wal-Mart(2), Home Depot(2),Rhodes
      Cordele            1997          176,054    176,054      100.0%         Wal-Mart
      Cumming            1997          428,754    297,655       95.4%         Wal-Mart(2),Home Depot(2), Goody's, Office Max
      Eastman            1990           82,907     41,604      100.0%         Wal-Mart(2), Food Lion
      Fayetteville       1990          156,063    156,063       91.3%         Cub Foods, Cinemark Movies, C
      Fort Oglethorpe    1973/1992     176,903    176,903       97.6%         Kmart, Albertson's, CVS
      Griffin            1986          172,546     64,772       93.7%         Wal-Mart(2), Winn-Dixie
      LaFayette          1990           73,648     73,648       85.5%         Food Lion, Goody's
      LaGrange           1984           62,990     62,990      100.0%         Wal-Mart
      Lawrenceville      1998           10,126     10,126      100.0%         CVS
      Lawrenceville      1990           89,064     89,064       97.2%         Winn-Dixie, Eckerd
      Lawrenceville      1989/1995     277,078    277,078       98.5%         Wal-Mart, Kroger, Regal Cinemas
      Lilburn            1990           73,951     73,951      100.0%         Kroger
      Lilburn            1997          132,847    132,847      100.0%         Lowe's
      Loganville         1995           95,277     91,197       96.9%         Kroger
      Madison            1989          106,100    106,100       91.1%         Wal-Mart, Ingles, Advance Auto
      Marietta           1997          151,047    151,047       95.8%         Lowe's
      Newnan             1995          426,725    360,669      100.0%         Wal-Mart, Lowe's, Uptons(2)
      Peachtree City     1997           10,800     10,800      100.0%         Pike Nurseries
      Riverdale          1989           80,186     22,401      100.0%         Kroger(2)
      Rome               1980           38,506     38,506      100.0%         Big Lots
      Stockbridge        1988          162,779    162,779       97.7%         Kmart, Ingles
      Stockbridge        1997           10,800     10,800      100.0%         Pike Nurseries
      Suwanee            1997           43,393     43,393       53.8%         Pike Nurseries
      Tucker             1998          199,549     64,905      100.0%         Wal-Mart(2)
      Union City         1986          181,956    100,004      100.0%         Wal-Mart(2), Ingles, Drug Emporium
      Warner Robins (3)  1997          145,939    145,939      100.0%         Lowe's
      Woodstock          1995          170,942    170,942      100.0%         Wal-Mart
      Woodstock          1997          132,847    132,847      100.0%         Lowe's
      Woodstock          1997           11,020     11,020      100.0%         Pike Nurseries

                                       9


JDN REALTY CORPORATION
OPERATING PORTFOLIO
DECEMBER 31, 1998
                              Year Built/
                              Renovated         Total        Company        Percent
Location                      or Expanded       GLA (1)        GLA          Leased                  Anchor Stores
------------------------------------------------------------------------------------------------------------------------------------
KANSAS
      Topeka                  1976             125,657         125,657      57.1%   Bauersfeld's Grocery

KENTUCKY
      Lexington               1998             340,029         23,392       100.0%         -
      Richmond                1992             229,314        158,042       100.0%   Kmart, Lowe's(2), Food Lion, Rite Aid

MISSISSIPPI
      Jackson                 1996             326,519        107,980       98.6%   Target(2), Home Depot(2), Office Depot,
                                                                                    PetsMart, Fred's
      Jackson                 1997             159,684         51,301       71.9%   Office Depot, Home Depot(2)

NORTH CAROLINA
      Asheville               1996             186,970        186,970       100.0%   Food Lion, Circuit City, Carmike Cinemas,
                                                                                     OfficeMax, Michael's
      Fayetteville            1985             204,291        204,291        91.3%   Circuit City,Staples, TJ Maxx, General Cinemas,
                                                                                     Discovery Zone
      Greensboro              1997             464,756        342,215        99.6%   Target(2), Kohl's, Kroger, Homeplace,
                                                                                     Babies 'R Us, PetsMart
      Greenville              1996             329,818        232,818       100.0%   Target(2), Kroger, TJ Maxx, Circuit City,
                                                                                     Barnes & Noble, Reading China
      Hendersonville        1988/1995          133,052        133,052       99.1%    Wal-Mart, Ingles
      Rockingham              1988             168,776        168,776      100.0%    Wal-Mart, Lowe's, Harris Teeter
      Wallace                 1989             118,991        118,991       95.5%    Wal-Mart, Wilson's
      Wilmington              1991             169,432        169,432       99.4%    Wal-Mart, Winn-Dixie
      Wilmington              1998             262,191        139,941       89.0%    Target(2), Marshalls, PetsMart, OfficeMax

OHIO
      Burlington            1991/1995          356,181        159,359       100.0%   Lowe's, Sam's Club(2), Wal-Mart(2)
      Gallipolis              1998             212,158        212,158        91.5%   Wal-Mart

PENNSYLVANIA
      Monaca                  1997             150,010        150,010        94.9%   Lowe's

SOUTH CAROLINA
      Charleston              1991             196,049        196,049        99.5%   Wal-Mart, Food Lion
      Cheraw                  1990             111,029         45,099       100.0%   Wal-Mart(2), Food Lion
      Lake City               1991             135,962        135,962       100.0%   Wal-Mart, I.G.A.
      Sumter                  1987             158,293         19,143       100.0%   Wal-Mart(2), Kroger(2)

TENNESSEE
      Antioch                 1990              51,533         51,533        94.0%   Food Lion, Walgreen's
      Chattanooga             1992             214,579        214,579       100.0%   Kmart, Albertson's
      Columbia                1993              68,948         68,948       100.0%   Albertson's
      Farragut                1991              71,311         71,311        94.7%   BI-LO
      Franklin                1983             186,000         18,000       100.0%   Big Lots(2)
      Franklin                1990              54,411         54,411        84.9%   Food Lion, Eckerd
      Goodlettsville          1987              84,945         84,945       100.0%   Kroger
      Memphis                 1993              64,223         64,223        94.0%   Kroger
      Murfreesboro          1972/1993          117,750        117,750       100.0%   Albertson's
      Murfreesboro          1972/1994           71,028         71,028       100.0%   Kroger
      Murfreesboro            1998             202,291         79,291       100.0%   Target(2),TJ Maxx, Books-a-Million, Party City
      Nashville               1998             200,084        200,084       100.0%   Wal-Mart
      Tullahoma               1989              79,404         79,404        94.5%   BI-LO


JDN REALTY CORPORATION
OPERATING PORTFOLIO
DECEMBER 31, 1998


                           Year Built/
                            Renovated          Total          Company        Percent
Location                   or Expanded         GLA (1)          GLA          Leased                    Anchor Stores
------------------------------------------------------------------------------------------------------------------------------------
VIRGINIA
      Chester              1977/1978           116,311        116,311       100.0%   Ukrop's, Rite-Aid
      Lexington            1989/1997            94,370         94,370        95.8%   Wal-Mart
      Lynchburg               1990             315,767        270,767        84.4%   Goody's, Cinemark Movies,
                                                                                     Staples, TJ Maxx, Circuit City
      Midlothian              1985              79,408         79,408        92.7%   Food Lion, CVS
      South Boston         1989/1997            90,330         90,330       100.0%   Wal-Mart

WISCONSIN
      Brookfield              1967             190,142        190,142        98.7%   Homegoods, Burlington Coat Factory, TJ Maxx,
                                                                                     OfficeMax
      Brown Deer              1967             217,093        217,093       100.0%   TJ Maxx, Kohl's, OfficeMax, Michael's
      Brown Deer              1989             143,454        143,454       100.0%   Pick 'N Save, Homegoods
      Milwaukee               1962             160,533        160,533       100.0%   Kohl's, Pick 'N Save
      Milwaukee               1951             106,409        106,409       100.0%   Movies 10, Dunham's, Walgreen's
      West Allis (6)          1968             383,967        383,967       100.0%   Kohl's, Pick 'N Save,  Homegoods, Walgreen's

      TOTAL                                 15,315,949     12,097,775        96.4%

====================================================================================================================================

(1)  Total GLA includes anchor stores that are not owned by the Company.
(2)  Anchor store that is not owned by the Company.
(3) Lowe's store owned by Development Company. Remainder of center owned by the Company.
(4) Property owned by a joint venture which is 72% owned by Development Company and 28% owned by unaffiliated third parties.
(5) Wal-Mart store owned by Development Company. Remainder of center owned by the Company.
(6) Property owned by a joint venture which is approximately 82.5% owned by the Company and approximately 17.5% owned by unaffiliated third parties.

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

     No matter was submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters
------------------------------------------------------------------------------

         The Company's common shares are traded on the New York Stock Exchange ("NYSE") under the symbol "JDN." The following table sets forth the high and low trading prices per common share and the distributions declared per common share (each as adjusted for the Company's three-for-two stock split in June 1998) for the periods indicated, as reported by the NYSE:



                                                          Distributions
                                                          Declared Per
                   High                 Low                  Share
                   ----                 ----              -------------
1997
First Quarter     $ 19.4167           $ 16.8333              $ 0.3167
Second Quarter      20.9167             17.5000                0.3333
Third Quarter       22.7083             20.2500                0.3333
Fourth Quarter      23.3333             20.0000                0.3333

1998
First Quarter       23.0000             20.4167                0.3333
Second Quarter      23.0000             20.4167                0.3600
Third Quarter       23.1250             18.6250                0.3600
Fourth Quarter      22.7500             19.4375                0.3600

     The Company intends to pay regular quarterly distributions to common shareholders. Future distributions will be declared and paid at the discretion of the Board of Directors and will depend upon cash generated by operating activities, the Company's financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, distributions to the Company's preferred shareholders and such other factors as the Board of Directors deems relevant.
     The Company anticipates that for the foreseeable future cash available for distribution will be greater than earnings and profits due to non-cash expenses, primarily depreciation and amortization. Distributions by the Company to the extent of its current and accumulated earnings and profits for federal income tax purposes are taxable to shareholders as ordinary dividend income. Distributions in excess of earnings and profits generally are treated as a non-taxable return of capital. Such distributions have the effect of deferring taxation until the sale of a shareholder's common stock. In order to maintain its qualification as a REIT, the Company must make annual distributions to shareholders of at least 95% of its taxable income. Under certain circumstances, which management does not expect to occur, the Company could be required to make distributions in excess of cash available for distributions in order to meet such requirements.
     The Company currently maintains the JDN Realty Corporation Dividend Reinvestment and Stock Purchase Plan which enables its shareholders to automatically reinvest distributions as well as make voluntary cash payments towards the purchase of additional shares.
     As of March 3, 1999, there were 503 holders of record of the Company's common stock and approximately 18,900 beneficial holders.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                                                              Years Ended December 31,
                                                      --------------------------------------------------------------------------
                                                                                                            Pro Forma
(dollars in thousands, except per share data)             1998         1997        1996          1995        1994 (1)    1994
--------------------------------------------------------------------------------------------------------------------------------
OPERATING DATA
     Minimum and percentage rents                       $  71,191    $  43,346   $  32,933    $  27,466   $  21,889   $ 19,013
     Recoveries from tenants                               10,003        4,512       3,475        3,245       2,806      2,500
     Other revenue                                            117          147         215          651         515        512
                                                      --------------------------------------------------------------------------
         Total revenues                                    81,311       48,005      36,623       31,362      25,210     22,025

     Operating and maintenance expenses                     6,439        3,201       2,586        2,231       1,878      1,618
     Real estate taxes                                      5,316        2,540       1,817        1,970       1,504      1,321
     General and administrative expenses                    7,105        4,265       3,367        2,818       2,359      2,236
     Depreciation and amortization                         16,824       10,130       7,786        6,558       5,493      4,768
                                                      --------------------------------------------------------------------------
         Total expenses                                    35,684       20,136      15,556       13,577      11,234      9,943

     Income from operations                                45,627       27,869      21,067       17,785      13,976     12,082
     Interest expense, net                                  9,454        4,856       5,598        6,977       6,882      6,919
     Income before extraordinary items                     41,337       27,585      16,697       11,268       7,024      5,093
     Net income                                            41,337       21,293      16,682       10,737       7,024      3,001
     Net income attributable to common
     shareholders                                          39,996       21,293      16,682       10,737       7,024      3,001

OTHER DATA
     Funds from operations (2)                          $  56,792    $  37,701   $  24,683    $  17,234   $  12,492   $  9,836
     Cash provided by (used in)
         Operating activities                              56,060       41,577      26,070       18,052      11,636      9,705
         Investing activities                            (352,096)    (204,578)    (83,983)     (61,118)    156,620    156,620
         Financing activities                             284,597      171,731      57,513       45,738     147,267    147,267
     Ratio of earnings to fixed charges                      2.41         2.62        2.29         1.90        1.94       1.64

PER SHARE DATA (3)
     Net income per common share
         Basic                                          $    1.30    $    0.92   $    1.00    $    0.81   $    0.62   $      - (4)
         Diluted                                        $    1.28    $    0.91   $    1.00    $    0.81   $    0.62   $      - (4)
     Dividends per common share                         $    1.41    $    1.32   $    1.25    $    1.20   $       -   $   0.89

                                                                                           December 31,
                                                                 ---------------------------------------------------------------
                                                                       1998         1997           1996        1995       1994
--------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DATA
     Shopping center properties                                             91          68           48          42         38
     Gross leasable area (square feet in thousands)                     12,098       8,327        6,135       4,953      3,971
     Percent of gross leasable area leased                                96.4%       97.1%        98.2%       98.9%      97.9%


                                                                                           December 31,
                                                                 ---------------------------------------------------------------
(dollars in thousands)                                                 1998         1997        1996       1995          1994
--------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
     Shopping center properties before accumulated depreciation      $ 847,266   $ 535,303    $ 332,669   $ 276,818   $229,522
     Shopping center properties, net                                   791,173     496,997      304,696     256,506    215,687
     Total assets                                                      968,922     599,753      371,986     295,868    237,008
     Unsecured debt                                                    383,092     203,011            -           -          -
     Total debt                                                        425,563     216,602      141,882     128,839    113,332
     Total liabilities and minority interest                           450,877     228,165      145,447     135,882    118,837
     Shareholders' equity                                              518,045     371,588      226,539     159,986    118,171


(1) Pro forma information represents the results of operations as if the Company's initial public offering and related transactions had been completed on January 1, 1994.
(2) Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts, Inc. to mean net income, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash provided by operating activities, investing activities and financing activities, it provides investors with an indication of the ability of the Company to make capital expenditures and to fund other cash needs. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash provided by operating activities, as defined by GAAP, should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of operating performance and is not indicative of cash available to fund all cash flow needs, including the Company's ability to make cash distributions.
(3) Earnings per share amounts prior to 1998 have been restated to reflect a 3-for-2 common stock split effected in the form of stock dividend in June of 1998.
(4) Earnings per share data for 1994 is not relevant because the results of operations include the period prior to the Company's initial public offering, which represents combined operations of partnerships and corporations. Net income per share-basic and net income per share-diluted for the period subsequent to the Company's initial public offering, March 29,1994 to December 31,1994 were each $.28.

________________________________________________________________________________

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW
     JDN Realty Corporation (the "Company") is a real estate development company which specializes in the development and asset management of retail shopping centers anchored by value-oriented retailers. As of December 31, 1998, the Company owned and operated, either directly or through affiliated entities or joint ventures, a total of 91 shopping center properties and had 36 retail projects under construction. The Company has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes.

     The Company holds an interest in JDN Development Company, Inc. ("Development Company") which is structured such that the Company owns 99% of the economic interest while J. Donald Nichols, the Company's Chairman and Chief Executive Officer, owns the remaining 1% and controls Development Company's operations and activities through his voting common stock ownership. Current tax law restricts the ability of REITs to engage in certain activities, such as the sale of certain properties and third party fee development. Because it is not a REIT, Development Company may engage in real estate development activities such as sales of all or portions of development projects. As of December 31, 1998, the Company had invested $9.2 million in Development Company in the form of equity capital, $113.7 million in the form of secured notes receivable and $28.1 million in the form of unsecured advances.

RESULTS OF OPERATIONS
Comparison of the Year Ended December 31, 1998 to the Year Ended December 31, 1997.
     Minimum and percentage rents increased $27.8 million or 64.2% to $71.2 million for the year ended December 31, 1998 from $43.3 million for the same period in 1997. During 1998 and 1997, the Company began operations at 28 properties developed or redeveloped by the Company totaling 3.5 million square feet (the "98/97 Development Properties"). Minimum and percentage rents increased $13.5 million for the year ended December 31, 1998 over the same period in 1997 due to the 98/97 Development Properties. During 1998 and 1997, the Company acquired 21 shopping center properties from third parties totaling
3.1 million square feet of gross leasable area (the "98/97 Acquisition Properties"). Minimum and percentage rents increased $13.9 million for the year ended December 31, 1998 over the same period in 1997 as a result of the operations of the 98/97 Acquisition Properties. The remaining increase relates to higher minimum and percentage rents at existing properties.

     Recoveries from tenants increased $5.5 million to $10.0 million for the year ended December 31, 1998 from $4.5 million for the same period in 1997. Of this increase, $897,000 relates to the 98/97 Development Properties and $4.2 million relates to the 98/97 Acquisition Properties. The remaining increase relates to an increase in recoverable expenses at existing properties.

     Other revenue decreased $30,000 or 20.4% to $117,000 for the year ended December 31, 1998 from $147,000 for the same period in 1997. This decrease is the result of a reduction in revenues associated with managing and leasing fewer properties for third-party owners.

     Operating and maintenance expenses increased $3.2 million to $6.4 million for the year ended December 31, 1998 from $3.2 million for the same period in 1997. Of this increase, $408,000 relates to the 98/97 Development Properties and $2.7 million relates to the 98/97 Acquisition Properties. The remaining increase relates to increased expenses at existing properties.

     Real estate taxes increased $2.8 million to $5.3 million for the year ended December 31, 1998 from $2.5 million for the same period in 1997. Of this increase, $613,000 relates to the 98/97

Development Properties and $1.9 million relates to the 98/97 Acquisition Properties. The remaining increase relates to increased real estate taxes at existing properties.

     General and administrative expenses increased $2.8 million or 66.6% to $7.1 million for the year ended December 31, 1998 from $4.3 million for the same period in 1997. General and administrative expenses as a percentage of minimum and percentage rents increased slightly to 10.0% for the year ended December 31, 1998 from 9.8% for the year ended December 31, 1997. The increase in absolute dollars primarily reflects the cost of additional employees and other expenses associated with the increased number of properties owned and operated by the Company.

     Depreciation and amortization expense increased $6.7 million or 66.1% to $16.8 million for the year ended December 31, 1998 from $10.1 million for the same period in 1997. Of this increase, $2.9 million relates to the 98/97 Development Properties and $3.8 million relates to the 98/97 Acquisition Properties. Changes in depreciation and amortization expense at existing properties were not material.

     Interest expense, net of capitalized amounts, increased $4.6 million or 94.7% to $9.5 million for the year ended December 31, 1998 from $4.9 million for the same period in 1997. This increase results primarily from an increase in average debt balances between 1998 and 1997.

     Other income, net decreased $260,000 or 21.6% to $945,000 for the year ended December 31, 1998 from $1.2 million for the same period in 1997. The decrease is primarily attributable to the decreased interest income associated with the cancellation of a $10.5 million mortgage note receivable in February 1998, offset by an increase in interest income earned on an $8.0 million mortgage note receivable issued in April 1998.

     Equity in net income of unconsolidated entities increased $669,000 or 19.9% to $4.0 million for the year ended December 31, 1998 from $3.4 million for the same period in 1997. This increase results primarily from an increase in net gains on land sales by Development Company.

     Minority interest in net income of consolidated subsidiary for the year ended December 31, 1998 of $196,000 represents a third-party investors' share of the net income of a limited partnership that was formed in February 1998 to own and operate a shopping center located in Milwaukee, Wisconsin. There was no such minority interest in 1997.

     Net gain on real estate sales for the year ended December 31, 1998 of $379,000 represents a gain on the sale of two parcels of land, one located in Hickory, North Carolina and the other in Lexington, Virginia. Net loss on real estate sales for the year ended December 31, 1997 of $352,000 represents a loss on the sale of two parcels of land in Wilmington, North Carolina.

     Extraordinary items of $5.9 million for the year ended December 31, 1997 represent charges to earnings of unamortized deferred financing costs and prepayment penalties associated with the termination of a secured line of credit in May 1997 and the prepayment of a $75.0 million secured term loan in August 1997. There were no extraordinary items for the year ended December 31, 1998.

Comparison of the Year Ended December 31, 1997 to the Year Ended December 31,
1996
     Minimum and percentage rents increased $10.4 million or 31.6% to $43.3 million for the year ended December 31, 1997 from $32.9 million for the same period in 1996. During 1997 and 1996, the Company began operations at 15 properties developed by the Company totaling 1.9 million square feet (the "97/96 Development Properties"). Minimum and percentage rents increased $5.6 million for the year ended December 31, 1997 over the same period in 1996 due to the 97/96 Development Properties. During 1997 and 1996, the Company acquired nine shopping center properties from unrelated third parties totaling 916,000 square feet of gross leasable area. In addition, during 1997, the Company acquired unaffiliated joint venture partners' interests in the limited liability companies which owned two properties located in Asheville, North Carolina and Loganville, Georgia (the "Joint Ventures") and changed its accounting for these two properties from the equity method to the consolidated method. Minimum and percentage rents increased $4.5 million for the year ended December 31, 1997 over the same period in 1996 due to the operations of the 11 properties acquired as noted above (collectively, the

"97/96 Acquisition Properties"). The remaining increase relates to higher rental revenues at the existing properties.

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

     Operating and maintenance expenses increased $615,000 or 23.8% to $3.2 million for the year ended December 31, 1997 from $2.6 million for the same period in 1996. Of this increase, $236,000 relates to the 97/96 Development Properties and $387,000 relates to the 97/96 Acquisition Properties. The increases are offset by a slight decrease in operating expenses at the existing properties.

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

     Interest expense, net of capitalized amounts, decreased $1.0 million or 17.2% to $4.9 million for the year ended December 31, 1997 from $5.9 million for the same period in 1996. This decrease is primarily attributable to the repayment of debt with proceeds from equity offerings in 1997 and 1996.

     Other income increased $1.1 million to $1.2 million for the year ended December 31, 1997 from $83,000 for the same period in 1996. This increase is due primarily to interest income earned on a $10.5 million mortgage note receivable executed in December 1996.

     Equity in net income of unconsolidated entities increased $2.0 million to $3.4 million for the year ended December 31, 1997 from $1.4 million for the same period in 1996. This increase is due to the operations of the Joint Ventures and to the operations of the four properties operated by Development Company in Canton, Georgia; Conyers, Georgia; Warner Robins, Georgia; and Steubenville, Ohio. In addition, Development Company recognized gains due to its increased land sales activity and the sale of shopping centers in Steubenville, Ohio and Winston-Salem, North Carolina.

     Net loss on real estate sales was $352,000 for the year ended December 31, 1997 compared to $15,000 for the year ended December 31, 1996. The 1997 loss resulted from the sale of two parcels of land located in Wilmington, North Carolina. The 1996 loss resulted from additional expenses associated with the fourth quarter 1995 sale of a shopping center located in Hickory, North Carolina.

     Extraordinary items of $5.9 million for the year ended December 31, 1997 represent charges to earnings of unamortized deferred financing costs and prepayment penalties associated with the termination of a secured line of credit in May 1997 and the prepayment of a $75.0 million secured term loan in August 1997. There were no extraordinary items for the year ended December 31, 1996.

FUNDS FROM OPERATIONS
     Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts, Inc. to mean net income, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash provided by operating activities, investing activities and financing activities, it provides investors with an indication of the Company's ability to make capital expenditures and to fund other cash needs. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash provided by operating activities as defined by GAAP, should not be considered an alternative to net income (determined in accordance with GAAP) as an indication of operating performance and is not indicative of cash available to fund all cash flow needs, including the Company's ability to make cash distributions. The Company has presented below the calculation of FFO for the periods indicated:

                                                                                       Years Ended December 31,
                                                                                 1998           1997           1996
                                                                                -------------------------------------
                                                                                           (in thousands)
Net income attributable to common shareholders                                  $39,996         $21,293       $16,682
Depreciation of real estate assets                                               15,854           9,497         7,303
Amortization of tenant allowances and tenant improvements                           178             144           104
Amortization of deferred leasing commissions                                        283             291           255
Net (gain) loss on real estate sales                                               (379)            352            15
Extraordinary items                                                                   -           5,940             -
Adjustments related to activities in unconsolidated entities                        860             184           324
                                                                                -------------------------------------

FFO                                                                             $56,792         $37,701       $24,683
                                                                                =====================================

LEASING
     The Company's properties were 96.4% leased as of December 31, 1998, 97.1% leased as of December 31, 1997 and 98.2% leased as of December 31, 1996. The decrease from 1997 to 1998 and from 1996 to 1997 is attributable to shop tenant vacancy at newly developed shopping centers and shopping centers with unleased space acquired by the Company as redevelopment opportunities. The 43 properties that the Company owned and operated for all of 1997 and 1998, were 98.1%, 98.4% and 98.4% leased as of December 31, 1998, 1997 and 1996, respectively.

FORWARD-LOOKING STATEMENTS
     Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. When used, statements which are not historical in nature including the words "anticipate," "estimate," "should," "expect," "believe," "intend" and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Among the factors that could cause actual results to differ materially from those projected are the following: business conditions and the general economy, especially as they affect interest rates; business conditions as they affect value-oriented retailers; the federal, state and local regulatory environment; availability of debt and equity capital with favorable terms and conditions; availability of new development and acquisition opportunities; changes in the financial condition or corporate strategy of the Company's primary retail tenants and in particular Wal-Mart and Lowe's; ability to complete and lease existing development and redevelopment projects on schedule and within budget; and inability of the Company to maintain its qualification as a REIT. Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Funds
-------------------------
     Historically, the Company's primary sources of funds have been cash generated from operating activities and proceeds from lines of credit, debt offerings and equity offerings. The Company's primary uses of funds have been development, redevelopment and acquisition of shopping center properties, distributions to shareholders, scheduled debt amortization, and capital improvements to existing shopping center properties. The Company generally has used cash generated from operating activities to fund its distributions to shareholders, scheduled debt amortization and capital improvements to existing properties. The Company has used proceeds from lines of credit to finance its development, redevelopment and acquisition activities. The Company has used proceeds from debt and equity offerings to repay outstanding indebtedness and to fund its ongoing development, redevelopment and acquisition activities.

     During 1998 the Company funded $159.6 million in development and redevelopment costs and advanced $75.4 million to Development Company to fund its development activities. In addition, during 1998 the Company acquired 11 shopping centers from six third-party sellers for aggregate consideration of $147.6 million. The Company funded these acquisitions with the following:

     . Advances under its unsecured line of credit (the "Unsecured Line of Credit") of $105.5 million;

     .    Assumption of indebtedness of $28.6 million;

     . Issuance of limited partnership units valued at $3.0 million in a limited partnership formed to own and operate a shopping center; and

     . Cancellation of a $10.5 million mortgage loan receivable from the seller of one of the shopping center properties.

     As a result of this development, redevelopment and acquisition activity, the Company completed seven public capital markets transactions in 1998. In five of these transactions, the Company issued an aggregate of 3.8 million shares of its common stock which netted proceeds of $101.0 million. The Company also issued 2.0 million shares of its 9 3/8% Series A Cumulative Preferred Stock which netted proceeds of $48.2 million. In addition, the Company issued $75.0 million of 6.918% MandatOry Par Put Remarketed Securities(sm) (the "MOPPRS").
In connection with the issuance of the MOPPRS, Merrill Lynch, Pierce, Fenner and Smith Incorporated ("Merrill Lynch") purchased an option to remarket the MOPPRS on March 31, 2003. The Company's effective borrowing rate on the MOPPRS is 6.58%.

     During 1998, the Company entered into a Distribution Agreement with a group of agents led by Merrill Lynch relating to the proposed issue and sale from time to time of up to $505.5 million of the Company's Medium-Term Notes Due Nine Months or More From the Date of Issue (the "Medium-Term Notes Program"). The aggregate offering amount under the Medium-Term Notes Program is subject to reduction as a result of the sale by the Company of other securities described in its Prospectus dated October 30, 1997 and has been reduced by the seven offerings described above. The Medium-Term Notes program provides an additional facility for funding the Company's acquisition and development activities. As of December 31, 1998, the Company had $276.9 million registered and available for issue under the Medium-Term Notes program.

Indebtedness
------------
     As of December 31, 1998, the Company's indebtedness consisted of the following:

                                                                                                          PERCENT
                                                        PRINCIPAL      INTEREST        MATURITY          OF TOTAL       MONTHS TO
                                                         BALANCE         RATE            DATE          INDEBTEDNESS     MATURITY
                                                       -----------     --------       ----------      -------------    ----------
                                                      (in thousands)
Fixed Rate
      Seven Year Notes                                    $ 74,802         7.10%  (1)  1-Aug-04                17.6%           67
      Ten Year Notes                                        84,771         7.23%  (1)  1-Aug-07                20.0%          103
      MandatOry Par Put Remarketed Securities (2)           75,000         6.58%  (1)  31-Mar-03  (2)          17.6%           51
      Mortgage note payable- Richmond, Kentucky              6,290         6.88%  (3)  01-Dec-03                1.5%           59
      Mortgage note payable- Jackson, Mississippi            7,021         9.25%       01-Mar-17                1.6%          218
      Mortgage note payable- Milwaukee, Wisconsin            5,143         7.75%       01-Aug-09                1.2%          127
                                                       -----------     --------                       -------------    ----------
                                                           253,027         7.06%                               59.5%           80

Floating Rate
      Unsecured Line of Credit                             133,500         6.88%  (4)  22-May-01               31.4%           29
      Revolving Line of Credit                              15,019         8.50%  (4)  01-Sep-99                3.5%            8
      Mortgage note payable - Denver, Colorado              24,017         7.93%  (5)  18-Jul-01  (5)           5.6%           31
                                                       -----------     --------                       -------------    ----------
                                                           172,536         7.17%                               40.5%           27
                                                       -----------     --------                       -------------    ----------
                                                          $425,563         7.10%                              100.0%           58
                                                       ===========     ========                       =============    ==========

(1)   Represents stated rate plus amortization of deferred loan costs.
(2) Represents notes payable with a stated rate of 6.918% and a stated maturity date of March 31, 2013. These notes are subject to mandatory tender on March 31, 2003.
(3)   The interest rate on this note is adjusted on December 1 of each year.
(4)   Stated rate of LIBOR plus 1.00% plus amortization of deferred loan costs.
(5) In December, 1998, the Company exercised its option to extend the maturity of this mortgage note payable from January 1999 to July 2001. On January 17, 1999, this mortgage note converted from a floating rate of LIBOR plus 2.75% to a fixed rate of 6.812%.

          During 1998, the Company amended the Unsecured Line of Credit as follows:

          . Increased maximum borrowings allowed from $150.0 million to $174.8 million (expandable to $200.0 million);

          . Extended the maturity date by one year from May 22, 2000 to May 22, 2001;

          .    Reduced the borrowing rate from LIBOR plus 1.25% to LIBOR plus
               1.00%

     In addition to amending the Unsecured Line of Credit, in 1998 the Company entered into a $20.0 million Revolving Loan Credit Agreement (the "Revolving Line of Credit") with Wachovia Bank, N.A. The Revolving Line of Credit is unsecured, bears interest at LIBOR plus 1.00% and matures in September 1999. The amended Unsecured Line of Credit and the Revolving Line of Credit provide the Company with additional capacity to fund its development, redevelopment and acquisition activities.

     As of December 31, 1998, the Company had $41.3 million available under the Unsecured Line of Credit and $5.0 million available under the Revolving Line of Credit.

Derivatives and Market Risk
---------------------------
     The Company is exposed to market risk from changes in interest rates on its indebtedness, which could impact its financial condition and results of operations. The Company manages its exposure to these market risks through its regular operating and financing activities. The Company manages its ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. The Company has and may from time to time in the future enter into interest rate swap agreements in which it agrees to exchange various combinations of fixed and/or variable interest rates on agreed upon notional amounts. Effective as of December 31, 1998, the Company had one interest rate swap agreement as described below. Management does not foresee or expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed in the near future. The Company intends to use derivative financial instruments as risk management tools and not for speculative or trading purposes. Under the terms of the Company's interest rate swap agreement, the Company pays a fixed rate of 6.48% and receives a variable rate equal to the rate for the one-month LIBOR rate based on the notional amount in the contract of $50.0 million. The maturity date of the swap agreement is January 1, 2001.

     The Company's future earnings, cash flows and fair values of financial instruments are primarily dependent upon market rates of interest such as LIBOR. Based upon consolidated indebtedness and interest rates at December 31, 1998, a hypothetical immediate 1.0% increase in interest rates would decrease future annual earnings by approximately $863,000, cash flows by approximately $1.1 million and fair value of debt by approximately $11.3 million.

Future Sources and Uses of Funds
--------------------------------

     As of December 31, 1998, the Company, Development Company and affiliated entities had 36 projects under construction which, when completed, are expected to add approximately 3.2 million square feet of gross leasable area which the Company expects to own. Of these projects under construction, 11 are located in Georgia, six are located in North Carolina, three are located in Florida, and two are located in Tennessee. The Company has either signed leases by tenants or commitments by retailers to occupy space in 72.0% of the total square feet of these projects. The Company estimates that additional funding needed to complete the construction of these projects is $138.2 million.

     Management expects to fund the remaining costs of its development projects and the costs of any future development projects or acquisitions with a combination of one or more of the following:

     .    advances under the Unsecured Line of Credit;

     .    advances under the Revolving Line of Credit;

     .    issuances of securities under the Medium-Term Notes Program;

     .    issuances of common or preferred stock;

     .    issuances of debt securities;

     .    issuances of limited partnership units in DownREIT structures;

     .    advances under secured financings;

     .    advances under term loans with financial institutions;

     .    proceeds from the sales of assets;

     . proceeds from the contribution of a pool of assets to a joint venture in which the Company participates.

     Subsequent to December 31, 1998, the Company entered into the following transactions:

     . On January 13, 1999, the Company issued 500,000 shares of its common stock in a public offering which netted proceeds of approximately $10.8 million. The Company used the net proceeds to repay amounts outstanding under the Unsecured Line of Credit.

     . On February 17, 1999, the Company closed a $100.0 million unsecured term loan with Wachovia Bank, N.A., as agent. This term loan matures in February 2002 and the interest rate is LIBOR plus 1.40%. The Company used the net proceeds to repay amounts outstanding under the Unsecured Line of Credit.

     The Company is pursuing three loans with institutional investors secured by Lowe's stores in Alpharetta, Georgia, Lilburn, Georgia and Woodstock, Georgia. The Company expects these loans to close in March 1999 and to generate an aggregate of $39.2 million in proceeds to the Company. The Company expects the loan terms to provide for self-amortizing payments of principal and interest at fixed interest rates between 6.55% and 6.70% per annum for the remaining terms of the respective Lowe's leases, which average between 18 and 19 years.

     The Company is also pursuing a joint venture with an institutional investor which could provide up to $200.0 million in capital to the Company. Under the proposed terms, the Company would contribute a pool of existing shopping centers and shopping centers under construction to the joint venture and retain an ownership interest in the joint venture. The Company is in the preliminary stages of pursuing a transaction or series of transactions of this nature and there can be no assurance that any such transactions will be consummated.

     In order for the Company to continue to qualify as a REIT, it must annually distribute to shareholders at least 95% of its taxable income. Management believes that the Company will meet this requirement in 1999 with cash generated from operating activities. In addition, management believes that cash generated from operating activities will be adequate to fund capital improvements to the Company's existing shopping center properties and scheduled debt amortization in 1999.

     In order to meet the Company's long term liquidity requirements, management anticipates that the Company's cash generated from operating activities will continue to increase as a result of new developments, redevelopments, acquisitions and improved operations at existing centers. Management anticipates that these activities will enable the Company to make distributions to shareholders, maintain and improve its properties, make scheduled debt payments, and obtain debt or equity financing for its development, redevelopment and acquisition properties. With the exception of a $7.0 million amortizing mortgage loan, all of the Company's debt requires balloon payments in the future. The Revolving Line of Credit matures in 1999; the Unsecured Line of Credit matures in 2001; a mortgage note payable of $24.0 million matures in 2001; the MOPPRS are subject to mandatory tender in 2003; a mortgage note payable of $6.3 million matures in 2003; the Seven Year Notes mature in 2004; the Ten Year Notes mature in 2007; and a mortgage note payable of $5.1 million matures in 2009. Management intends to refinance or repay these maturing debt instruments with proceeds from other sources of capital at or prior to their respective maturities. Management will evaluate various alternatives and select the best options based on market conditions at the time. Management expects to seek additional equity financing when market conditions are favorable in order to maintain its debt-to-total-market-capitalization ratio within limits acceptable to management. There can be no assurance that debt or equity markets will be favorable in the future and unfavorable markets could limit the Company's ability to expand its business or repay or refinance maturing debt.

FEDERAL INCOME TAX PROPOSALS

     On February 1, 1999, the Clinton Administration announced its proposals for the fiscal year 2000 federal budget. These proposals contain certain provisions that, if enacted, would significantly modify the REIT-related provisions of the Internal Revenue Code of 1986, as amended (the "Code"). A summary of the significant provisions is as follows:

Permit Taxable REIT Subsidiaries and Prohibit Preferred Stock Subsidiaries
--------------------------------------------------------------------------

     A REIT would be permitted to operate taxable subsidiaries through which the REIT could conduct activities such as providing "noncustomary" and other currently prohibited services with respect to REIT tenants and other customers. Many REITs, including the Company, currently own interests in preferred stock or non-voting common stock subsidiaries, which conduct such activities. This proposal would prohibit such preferred stock or non-voting common stock subsidiaries by limiting a REIT's ownership in these subsidiaries to 10% of voting stock or 10% of the value of the subsidiaries. The value of all taxable REIT subsidiaries would be limited to 15% of the value of the REIT's total assets, and the value of all qualified independent contractor subsidiaries, a type of taxable REIT subsidiary, would be limited to 5% of the value of the REIT's total assets. This proposal would also prohibit deductibility of intercompany interest expense between a REIT and its taxable REIT subsidiaries and impose a 100% tax on any non-arms length payments between a REIT and its taxable subsidiaries.

Prohibit Closely Held REITs
---------------------------

     REITs would be subject to an additional requirement for REIT qualification which would prohibit certain closely held structures. No entity or person would be permitted to own stock of a REIT possessing 50% or more of the total combined voting power of all classes of voting stock or 50% or more of the total value of all shares of all classes of stock. This requirement would not apply to ownership by a REIT of 50% or more of the stock (vote or value) of another REIT.

Recognition of Built-in Gain Upon the Conversion of a C Corporation into a REIT
-------------------------------------------------------------------------------

     This proposal would require immediate recognition of built-in gain of any C corporation with a value of more than $5 million which converts to REIT status.

     Of these proposed changes, only the change related to taxable REIT subsidiaries would directly affect the Company. If Congress enacts such a provision, the ownership structure of Development Company would change as it would be required to be restructured as a taxable REIT subsidiary. Management believes that the activities conducted by Development Company should not change. For financial reporting purposes, the Company would change its accounting for Development Company from the equity method to the consolidated method. Management does not believe, however, that these changes would modify the way the Company conducts its business and would not have a material effect on the results of operations or financial condition of the Company. These provisions represent only the Clinton Administration's proposals; no action has been initiated in Congress. At this time, it is uncertain whether Congress will enact any or all of these provisions or additional provisions.

YEAR 2000 READINESS DISCLOSURE

     Like most businesses, the Company is reliant upon technology to operate and manage its business. Many computer systems process dates using two digits to identify the year, and some systems are unable to properly process dates beginning with the year 2000. As a result of this potential problem, the Company began to assess its exposure to this issue several years ago. As a result of its ongoing assessment, the Company believes that it has identified all of its information technology ("IT") and non-IT systems with exposure to the Year 2000 problem. The Company's critical IT systems include, but are not limited to, accounting and reporting applications and all IT hardware, such as desktop computers, laptop computers and data networking equipment. The Company's critical non-IT systems include, but are not limited to, telephone systems, fax machines, copy machines as well as HVAC systems at the Company's properties. All of the Company's accounting and reporting software has been purchased from third-party vendors. The Company has requested and received certifications from its third-party vendors that all of its critical IT software is Year 2000 compliant. The Company is currently in the process of determining its exposure to any critical non-IT systems that are not Year 2000 compliant and will develop a contingency plan if one becomes necessary.

     The Company is undergoing an IT systems needs assessment which may result in new accounting and reporting hardware and software being installed. The Company will ensure that all newly installed hardware and software are Year 2000 compliant.

     The Company cannot ensure that various third parties with which it deals will be Year 2000 compliant. Failure of various third parties such as banks, significant tenants and vendors to adequately address the Year 2000 problem
could have an adverse impact on the Company's business.   This impact could
include the inability of the Company's banks to process receipt or disbursement of checks for a period of time, the inability to receive payments from its significant tenants for a period of time and the inability of its vendors to provide services or materials to complete its development projects on time and within budget. The Company has reviewed publicly available information on the Year 2000 readiness of its banks and significant tenants and, based solely on a review of this information, has noted nothing indicating their failure to be Year 2000 compliant in all material respects. The Company is not aware of any other significant suppliers or vendors with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. There can be no assurances, however, that the systems of other companies, on which the Company relies, will be timely converted and would not have an adverse effect on the Company's systems. The Company will continue to monitor the state of Year 2000 readiness of these and other significant third parties, and will develop a contingency plan if one becomes necessary.

     The Company believes it has an effective program in place that will resolve the Year 2000 issues in a timely manner. Aside from catastrophic failure of banks, utility companies or governmental agencies, the Company believes that it could continue its normal business operations even if compliance by the Company or its vendors, suppliers and customers is delayed. Aside from a catastrophic failure that would affect most businesses, the Company does not believe that the Year 2000 issue will materially impact its results of operations, liquidity or capital resources.

     Historic costs of addressing and solving the Company's Year 2000 problems have not been, and estimated costs are not expected to be material.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

     Information on quantitative and qualitative disclosure about market risk are included in Item 7 of this Form 10-K under the caption "Liquidity and Capital Resources."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

     The financial statements and supplementary data required under Regulation S-X and listed in Item 14(a)(1) below are included in a separate section of this report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The information relating to Directors of the Company set forth in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 1999 under the caption "Election of Directors" is incorporated herein by reference.

     The information relating to Executive Officers of the Company is included in Item 1 of this annual report on Form 10-K under the caption "Executive Officers."

     The information relating to Section 16(a) beneficial ownership reporting compliance set forth in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 1999 under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The information set forth in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 1999 under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The information set forth in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 1999 under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information set forth in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 1999 under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(A)  (1) FINANCIAL STATEMENTS

     The following financial statements are included in and filed pursuant to
Item 8 and are included herein on the pages indicated:

     Consolidated balance sheets - December 31, 1998 and 1997.............................      F-1
     Consolidated statements of income - Years ended
           December 31, 1998, 1997, and 1996..............................................      F-2
     Consolidated statements of shareholders' equity - Years ended
           December 31, 1998, 1997, and 1996..............................................      F-3
     Consolidated statements of cash flows - December 31, 1998, 1997, and 1996............      F-4
     Notes to consolidated financial statements...........................................      F-5
     Report of Ernst & Young LLP, Independent Auditors....................................     F-17

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

     (3) EXHIBITS

   Exhibit Number   Description
   --------------   -----------

       3.1          Articles of Restatement of JDN Realty Corporation (1)

       3.2 Articles of Merger of JDN Enterprises, Inc. with and into the Company (2)

       3.3          Amended and Restated Bylaws of the Company (10)

       4            Specimen stock certificate (3)

      10.1 JDN Realty Corporation 1993 Incentive Stock Plan, as amended (10)

      10.2          JDN Realty Corporation 1993 Non-Employee Director Stock
                    Option Plan (2)

      10.3 Indemnification Agreement by and between J. Donald Nichols and JDN Realty Corporation, dated February 23, 1994 (2)

      10.4          Indemnification Agreement by and between Elizabeth L.
                    Nichols and JDN Realty Corporation, dated February 23, 1994
                    (2)

      10.5 Indemnification Agreement by and between William J. Kerley and JDN Realty Corporation, dated February 23, 1994 (2)

      10.6 $200,000,000 Amended and Restated Credit Agreement dated as of September 3, 1998, among JDN Realty Corporation and Wachovia Bank, N.A., as Agent (5)

     10.7 $100,000,000 Term Loan Credit Agreement dated as of February 17, 1999 among JDN Realty Corporation, Wachovia Bank, N.A., as Agent and PNC, National Association, as Documentation Agent

     10.8 Indenture, dated as of July 15, 1997, by the Company to First Union National Bank as Trustee (6)

     10.9 First Supplemental Indenture, dated as of July 31, 1997, by the Company to First Union National Bank, as Trustee (6)

     10.10 Second Supplemental Indenture, dated as of February 5, 1998, by the Company to First Union National Bank, as Trustee (7)

     10.11 JDN Realty Corporation Dividend Reinvestment and Stock Purchase Plan (8)

     10.12     JDN Realty Corporation 1995 Employee Stock Purchase Plan (4)

     10.13 Employment Agreement by and between J. Donald Nichols and the Company, dated as of December 1, 1996 (9)

     10.14 Employment Agreement by and between Elizabeth L. Nichols and the Company, dated as of December 1, 1996 (9)

     10.15 Employment Agreement by and between William J. Kerley and the Company, dated as of December 1, 1996 (9)

     10.16 Employment Agreement by and between David L. Henzlik and the Company, dated as of December 1, 1996 (9)

     10.17 Employment Agreement by and between John D. Harris, Jr. and the Company dated as of May 1, 1997. (10)

     10.18 Employment Agreement by and between Leilani L. Jones and the Company, dated as of May 1, 1997. (10)

     12        Ratio of Earnings to Fixed Charges

     21        Subsidiaries of the Company

     23        Consent of Independent Auditors

     27        Financial Data Schedule

     99.1 Risk Factors/Cautionary Statements for Purposes of the Private Securities Litigation Reform Act of 1995

     99.2      Federal Income Tax and ERISA Considerations


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

     (5) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
     (6) Filed as an exhibit to the Company's filing on Form 8-K dated August 1, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
     (7) Filed as an exhibit to the Company's filing on Form 8-K dated February 13, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
     (8) Filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 33-90868) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
     (9) Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1996, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
    (10) Filed as an exhibit to the Company's filing on Form 10-K for the year ended December 31, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

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

     9. Indemnification Agreement, dated as of February 23, 1994, by and between J. Donald Nichols and the Company (Exhibit 10.3)

     10. Indemnification Agreement, dated as of February 23, 1994, by and between Elizabeth L. Nichols and the Company (Exhibit 10.4)

     11. Indemnification Agreement, dated as of February 23, 1994, by and between William J. Kerley and the Company (Exhibit 10.5)

     12.  JDN Realty Corporation 1995 Employee Stock Purchase Plan (Exhibit
          10.10)

(B) REPORTS ON FORM 8-K

     During the three months ended December 31, 1998, the Company filed the following reports on Form 8-K:

     (i)  Form 8-K dated October 19, 1998 containing the following:

          . A Terms Agreement with Merrill Lynch, Pierce, Fenner and Smith Incorporated ("Merrill Lynch") relating to the sale by the Company to Merrill Lynch of 977,500 shares of the Company's common stock at a price of $20.6875 per share

          . Risk Factors/Cautionary Statements for purposes of the Private Securities Litigation Reform Act of 1995

     (ii) Form 8-K dated October 30, 1998 containing the following:

          . Risk Factors/Cautionary Statements for purposes of the Private Securities Litigation Reform Act of 1995

          .    Federal Income Tax and ERISA considerations

     (ii) Form 8-K dated November 10, 1998 containing a Terms Agreement with SunTrust Equitable Securities Corporation ("SunTrust Equitable") relating to the sale by the Company to SunTrust Equitable of 717,500 shares of the Company's common stock at a price of $21.25 per share

     (iii)  Form 8-K/A dated December 23, 1998 containing the following:

            . Audited statements of revenue and certain expenses of five shopping centers pursuant to Rule 3-14 of Regulation S-X

            . Pro forma consolidated balance sheet and income statements of the Company pursuant to Article 11 of Regulation S-X

     (iv)   Form 8-K dated December 23, 1998 containing the following:

            . Audited statements of revenue and certain expenses of eight shopping centers pursuant to Rule 3-14 of Regulation S-X

            . Pro forma consolidated balance sheet and income statements of the Company pursuant to Article 11 of Regulation S-X


(C) EXHIBITS

     The response to this portion of Item 14 is submitted as a separate section of this report.

(D) FINANCIAL STATEMENT SCHEDULES

     The response to this portion of Item 14 is submitted as a separate section of this report.

                                    ITEM 8
                                    ------


                   FINANCIAL STATEMENTS AND SUPPLEMENT DATA
                   ----------------------------------------


                                  ITEM 14(D)
                                  ----------


                         FINANCIAL STATEMENT SCHEDULES
                         -----------------------------

JDN REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                               December 31,
                                                                                        ------------------------------
(dollars in thousands, except per share data)                                              1998            1997
----------------------------------------------------------------------------------------------------------------------
ASSETS
     Shopping center properties, at cost:
        Land                                                                             $    153,111     $    85,837
        Buildings and improvements                                                            619,963         397,110
        Property under development                                                             74,192          52,356
                                                                                        ------------------------------

                                                                                              847,266         535,303
        Less: accumulated depreciation and amortization                                       (56,093)        (38,306)
                                                                                        ------------------------------

            Shopping center properties, net                                                   791,173         496,997
     Cash and cash equivalents                                                                      -          11,439
     Rents receivable, net of allowance for doubtful accounts of $667 and
        $719 in 1998 and 1997, respectively                                                     7,158           2,691
     Investments in and advances to unconsolidated entity, JDN
        Development Company, Inc.                                                             151,040          71,221
     Deferred costs, net of amortization                                                        4,424           4,189
     Other assets                                                                              15,127          13,216
                                                                                        ------------------------------
                                                                                         $    968,922     $   599,753
                                                                                        ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities
        Unsecured notes payable                                                          $    234,573     $   159,511
        Unsecured lines of credit                                                             148,519          43,500
        Mortgage notes payable                                                                 42,471          13,591
        Accounts payable and accrued expenses                                                  11,550           6,719
        Other liabilities                                                                      10,764           4,844
                                                                                        ------------------------------
            Total liabilities                                                                 447,877         228,165

     Third party investors' interest                                                            3,000               -

     Shareholders' Equity
        Preferred stock, par value $.01 per share - authorized 20,000,000 shares: 9 3/8% Series A Cumulative Redeemable Preferred Stock,
            liquidation preference $25 per share, issued and outstanding
            2,000,000 and -0- shares in 1998 and 1997, respectively.                               20               -
        Common stock, par value $.01 per share - authorized 150,000,000 shares, issued and outstanding 32,704,408 and 27,745,798 shares
            in 1998 and 1997, respectively                                                        327             277
        Paid-in capital                                                                       524,787         378,400
        Accumulated deficit                                                                    (7,089)         (7,089)
                                                                                        ------------------------------
                                                                                              518,045         371,588
                                                                                        ------------------------------
                                                                                         $    968,922     $   599,753
                                                                                        ==============================

See accompanying notes.

JDN REALTY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                                                      Years Ended December 31,
                                                                               ------------------------------------------
(in thousands, except per share data)                                             1998          1997           1996
-------------------------------------------------------------------------------------------------------------------------
REVENUES:
     Minimum and percentage rents                                                  $ 71,191      $ 43,346       $ 32,933
     Recoveries from tenants                                                         10,003         4,512          3,475
     Other revenue                                                                      117           147            215
                                                                               ------------------------------------------
        Total revenues                                                               81,311        48,005         36,623

OPERATING EXPENSES:
     Operating and maintenance                                                        6,439         3,201          2,586
     Real estate taxes                                                                5,316         2,540          1,817
     General and administrative                                                       7,105         4,265          3,367
     Depreciation and amortization                                                   16,824        10,130          7,786
                                                                               ------------------------------------------
        Total operating expenses                                                     35,684        20,136         15,556
                                                                               ------------------------------------------
INCOME FROM OPERATIONS                                                               45,627        27,869         21,067
Other income (expense):
     Interest expense, net                                                           (9,454)       (4,856)        (5,868)
     Other income, net                                                                  945         1,205             83
     Equity in net income of unconsolidated entities                                  4,036         3,367          1,415
                                                                               ------------------------------------------
Income before minority interest in net income of consolidated subsidiary, net gain (loss) on real estate sales
     and extraordinary items                                                         41,154        27,585         16,697
Minority interest in net income of consolidated subsidiary                             (196)            -              -
                                                                               ------------------------------------------
Income before net gain (loss) on real estate sales and
     extraordinary items                                                             40,958        27,585         16,697
Net gain (loss) on real estate sales                                                    379          (352)           (15)
                                                                               ------------------------------------------
Income before extraordinary items                                                    41,337        27,233         16,682
Extraordinary items                                                                       -        (5,940)             -
                                                                               ------------------------------------------
      Net Income                                                                     41,337        21,293         16,682
      Dividends to preferred shareholders                                            (1,341)            -              -
                                                                               ------------------------------------------

      Net income attributable to common shareholders                               $ 39,996      $ 21,293       $ 16,682
                                                                               ==========================================

Income per share--basic
     Income before extraordinary items (net of preferred dividend)                 $   1.30      $   1.18       $   1.00
     Extraordinary items                                                                  -         (0.26)             -
                                                                               ------------------------------------------
     Net income attributable to common shareholders                                $   1.30      $   0.92       $   1.00
                                                                               ==========================================

Income per share--diluted
     Income before extraordinary items (net of preferred dividend)                 $   1.28      $   1.16       $   1.00
     Extraordinary items                                                                  -         (0.25)             -
                                                                               ------------------------------------------
     Net income attributable to common shareholders                                $   1.28      $   0.91       $   1.00
                                                                               ==========================================

See accompanying notes.

JDN REALTY CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                       Preferred       Common         Paid-in       Accumulated
                                                         Stock         Stock          Capital         Deficit         Total
------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1996                               $     -         $  150        $ 166,925      $  (7,089)      $ 159,986
Proceeds from offerings of common stock                      -             46           71,498              -          71,544
Distributions to common shareholders
   ($1.25 per share)                                         -              -           (4,991)       (16,682)        (21,673)
Net income                                                   -              -                -         16,682          16,682
                                                       -----------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996                                   -            196          233,432         (7,089)        226,539
Proceeds from offerings of common stock                      -             81          155,707              -         155,788
Distributions to common shareholders
   ($1.32 per share)                                         -              -          (10,739)       (21,293)        (32,032)
Net income                                                   -              -                -         21,293          21,293
                                                       -----------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997                                   -            277          378,400         (7,089)        371,588
Proceeds from offering of preferred stock                   20              -           48,154              -          48,174
Proceeds from offerings of common stock                      -             50          102,425              -         102,475
Distributions to preferred shareholders
   ($0.67 per share)                                         -              -                -         (1,341)         (1,341)
Distributions to common shareholders
   ($1.41 per share)                                         -              -           (4,192)       (39,996)        (44,188)
Net income                                                   -              -                -         41,337          41,337
                                                       -----------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                             $    20         $  327        $ 524,787      $  (7,089)      $ 518,045
                                                       =======================================================================

See accompanying notes.

JDN REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Years Ended December 31,
                                                                               --------------------------------------------
(in thousands)                                                                       1998           1997           1996
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                     $  41,337      $  21,293       $  16,682
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                                15,676          9,641           7,516
         Amortization                                                                 1,758          1,540           1,774
         Equity in net income of unconsolidated entities                             (4,036)        (3,367)         (1,415)
         Minority interest in net income of consolidated subsidiary                     196              -               -
         Net (gain) loss on real estate sales                                          (379)           352              15
         Extraordinary items                                                              -          5,940               -
         Changes in assets and liabilities:
           Rents receivable                                                          (4,467)          (537)            420
           Other assets                                                                (130)          (174)              -
           Accounts payable and accrued expenses                                      3,766          4,721             834
           Other liabilities                                                          2,339          2,168             244
                                                                               --------------------------------------------
Net cash provided by operating activities                                            56,060         41,577          26,070

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of shopping center properties                                         (105,453)       (29,222)         (6,815)
   Improvements to shopping center properties                                        (1,507)        (1,714)           (772)
   Development of shopping center properties                                       (159,590)      (139,026)        (48,264)
   Investments in and advances to JDN Development Company, Inc.                     (75,361)       (33,031)        (16,495)
   Other                                                                            (10,185)        (1,585)        (11,637)
                                                                               --------------------------------------------
Net cash used in investing activities                                              (352,096)      (204,578)        (83,983)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from mortgages and notes payable                                          1,060         48,508          82,251
   Principal payments on mortgages and notes payable                                   (532)      (201,821)        (69,208)
   Proceeds from unsecured lines of credit                                          381,420        248,715               -
   Principal payments on unsecured lines of credit                                 (276,401)      (205,215)              -
   Proceeds from issuance of unsecured notes payable                                 76,548        159,486               -
   Net proceeds from issuance of common stock                                       101,011        155,788          71,544
   Net proceeds from issuance of preferred stock                                     48,174              -               -
   Distributions to common shareholders                                             (44,188)       (32,032)        (26,229)
   Distributions to preferred shareholders                                           (1,341)             -               -
   Deferred financing costs                                                               -         (4,564)           (246)
   Other                                                                             (1,154)         2,866            (599)
                                                                               --------------------------------------------
Net cash provided by financing activities                                           284,597        171,731          57,513
                                                                               --------------------------------------------
Increase (decrease) in cash and cash equivalents                                    (11,439)         8,730            (400)
Cash and cash equivalents at beginning of year                                       11,439          2,709           3,109
                                                                               --------------------------------------------
Cash and cash equivalents at end of year                                          $       -      $  11,439        $  2,709
                                                                               ============================================

See accompanying notes.

JDN Realty Corporation
Notes to Consolidated Financial Statements
December 31, 1998
(dollars in thousands, except per share data)

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
     JDN Realty Corporation (the "Company") is a real estate company specializing in the development and asset management of retail shopping centers anchored by value-oriented retailers. The Company's shopping centers are located in 14 states, primarily in the Southeast. The Company has elected to be taxed as a real estate investment trust ("REIT").

Basis of Presentation
     The financial statements represent the consolidated financial statements of the Company, its wholly-owned subsidiaries and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

     The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows related to those assets are less than their carrying amounts.

Deferred Costs
     Costs and fees associated with the Company's debt obligations are included in deferred costs in the accompanying consolidated balance sheets and are amortized over the terms of the related debt agreements. Amortization of these deferred financing costs is included in interest expense in the consolidated statements of income. Accumulated amortization totaled approximately $1,224 and $329 at December 31, 1998 and 1997, respectively.

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

Interest Costs
     Interest costs incurred during the development period of projects are capitalized and depreciated over the life of the building. Interest costs capitalized were $6,401, $4,650, and $1,993 for the years ended December 31, 1998, 1997, and 1996, respectively. Interest payments totaled $21,766, $11,407 and $10,293 during the years ended December 31, 1998, 1997 and 1996, respectively.

Interest Rate Swaps
     The Company enters into interest rate swap agreements to hedge certain elements of its exposure to increasing rates on its floating rate debt. These agreements involve the exchange of amounts based on fixed interest rates for amounts based on variable interest rates over the lives of the agreements without an exchange of the notional amounts upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest incurred. The fair value of the interest rate swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements.

Stock-Based Compensation
     The Company uses the intrinsic value method for valuing its awards of stock options and restricted stock and recording the related compensation expense, if any. See Note 13 for pro forma disclosures using the fair value method as described in Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123").

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

     The Company declared distributions per share of $1.41, $1.32, and $1.25 during the years ended December 31, 1998, 1997, and 1996, respectively, and these distributions are summarized as follows:

                                                         Years ended December 31,
                                                       1998        1997        1996
                                                   ------------------------------------
Ordinary income                                        $  1.35     $  0.97      $  1.05
Return of capital                                         0.06        0.35         0.20
Long-term capital gains                                      -           -            -
                                                   ------------------------------------
                                                       $  1.41     $  1.32      $  1.25
                                                   ====================================

Per Share Data
     Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, Earnings per Share ("Statement 128"). Earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the requirements of Statement 128.

     In May 1998, the Company declared a 3-for-2 stock split, which was effected in the form of a stock dividend, to shareholders of record on June 19, 1998.
All share and per share information have been restated to reflect the stock split.

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

New Accounting Standard
     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). The Company expects to adopt Statement 133 effective January 1, 2000. Statement 133 will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of Statement 133 will have a significant effect on its results of operations or financial position.

Reclassifications
     Certain amounts as previously reported have been reclassified to conform to the current year's presentation.

2.   UNSECURED NOTES PAYABLE
     Unsecured Notes Payable consisted of the following:

                                                                              December 31,
                                                                         1998              1997
                                                               --------------------------------------
Seven Year Notes                                                      $   74,802           $   74,767
Ten Year Notes                                                            84,771               84,744
MandatOry Par Put Remarketed Securities                                   75,000                    -
                                                               --------------------------------------
                                                                      $  234,573           $  159,511
                                                               ======================================

     The Seven Year Notes represent unsecured notes payable issued in a public offering with a face amount of $75,000, a stated interest rate of 6.80% and a maturity date of August 1, 2004. The Ten Year Notes represent unsecured notes payable issued in a public offering with a face amount of $85,000, a stated interest rate of 6.95% and a maturity date of August 1, 2007. Interest on the Seven Year Notes and Ten Year Notes is payable semi-annually in arrears on each February 1 and August 1.

     The MandatOry Par Put Remarketed Securities ("MOPPRS") represent unsecured notes payable issued in a public offering in 1998 with a face amount of $75,000, a stated interest rate of 6.918% and a maturity date of March 31, 2013.
Interest on the MOPPRS is payable semi-annually in arrears on each March 31 and September 30. In connection with the issuance of the MOPPRS, the Company sold an option to remarket the MOPPRS on March 31, 2003 to the agent. On March 31, 2003 the MOPPRS are subject to mandatory tender.

     The Seven Year Notes, the Ten Year Notes and the MOPPRS were issued under Supplemental Indentures and an Indenture which contain covenants customary for notes of these types, including limitations on total indebtedness of the Company, limitations on secured debt, maintenance of minimum interest coverage ratios and maintenance of minimum ratios of unencumbered assets to unsecured debt.

3.   UNSECURED LINES OF CREDIT
     Unsecured Lines of Credit consisted of the following:

                                                                             December 31,
                                                                      1998                 1997
                                                                ------------------------------------
Unsecured Line of Credit                                               $  133,500       $  43,500
Revolving Line of Credit                                                   15,019               -
                                                                ------------------------------------
                                                                       $  148,519       $  43,500
                                                                ====================================

     The Unsecured Line of Credit represents a $174,750 (expandable to $200,000) unsecured line of credit with a bank group which closed in May 1997 and was amended in September 1998. The Company may borrow amounts under the Unsecured Line of Credit up to an amount equal to 60% of the value of all Eligible Unencumbered Stabilized Properties, as defined, plus 50% of the cost of all Construction in Progress, as defined. The Unsecured Line of Credit contains covenants customary for credit facilities with similar terms and maturities, including limitations on secured debt, maintenance of minimum interest coverage ratios and maintenance of minimum ratios of unencumbered assets to unsecured debt. Interest on the Unsecured Line of Credit is LIBOR plus 1.00% and is payable monthly. At December 31, 1998, the Company had the ability to draw an additional $41,250 under the Unsecured Line of Credit, and the weighted average interest rate on amounts outstanding under the Unsecured Line of Credit was 6.58%. The Unsecured Line of Credit matures in May 2001.

     The Revolving Line of Credit represents a $20,000 unsecured line of credit with a bank which closed in September 1998. The Company may borrow on a daily basis amounts of up to $20,000 under the Revolving Line of Credit at an interest rate of LIBOR plus 1.00%. At December 31, 1998, the Company had the ability to draw an additional $4,981 under the Revolving Line of Credit, and the weighted average interest rate on the amount outstanding was 8.31%. The Revolving Line of Credit matures in September 1999.

4.   MORTGAGE NOTES PAYABLE
     The Company's Mortgage Notes Payable consisted of the following:

                                                                                   December 31,
                                                                                1998          1997
------------------------------------------------------------------------------------------------------
Mortgage note payable- Richmond, Kentucky                                     $   6,290     $   6,429
Mortgage note payable- Jackson, Mississippi                                       7,021         7,162
Mortgage note payable- Milwaukee, Wisconsin                                       5,143             -
Construction note payable - Denver, Colorado                                     24,017             -
                                                                              ---------     ---------
                                                                              $  42,471     $  13,591
                                                                              =========     ==========

     The mortgage notes payable for Richmond, Kentucky, Jackson, Mississippi and Milwaukee, Wisconsin are amortizing notes payable secured by shopping centers owned and operated at those respective locations with aggregate net book values of $27,959 at December 31, 1998. At December 31, 1998, the weighted average interest rate of these three notes was 8.02%, and aggregate monthly payments of principal and interest on these three notes was $174. These notes mature in 2003, 2017 and

2009, respectively. The Company assumed the Jackson, Mississippi note in connection with an acquisition in 1997. The Company assumed the Milwaukee, Wisconsin note in connection with an acquisition in 1998.

     The construction note payable represents a construction loan assumed in connection with the acquisition of a shopping center in Denver, Colorado in 1998 which is secured by the shopping center with a net book value of $33,460 at December 31, 1998. As of December 31, 1998, the construction loan carried an interest rate of LIBOR plus 2.75%, or 7.93%. On January 17, 1999, this loan converted to a fixed rate of 6.81% with monthly payments of principal and interest of $169 payable through maturity in 2001.

5.   DEBT MATURITIES
     As of December 31, 1998, principal payments on the Company's Unsecured Notes Payable, Unsecured Lines of Credit, and Mortgage Notes Payable are due as follows:

    1999                                                                               $   15,651
    2000                                                                                      681
    2001                                                                                  158,254
    2002                                                                                      798
    2003                                                                                   81,278
    Thereafter                                                                            168,901
                                                                                       ----------
                                                                                       $  425,563
                                                                                       ==========

6.   FAIR VALUE OF FINANCIAL INSTRUMENTS
     The Company maintains an interest rate swap agreement as a hedge against increasing rates on its floating rate debt. Under the terms of the agreement, the Company pays a fixed rate of 6.48% and receives a variable rate equal to the rate for the one-month LIBOR rate based on the notional amount in the contract of $50,000. This interest rate swap agreement matures on January 1, 2001.
Based upon amounts that the Company would have paid to terminate the swap transaction on December 31, 1998, the fair value of the swap transaction was estimated to be a liability of $1,468 at December 31, 1998.

     Based upon borrowing rates management believes are available to the Company for loans with similar terms and average maturities, the fair value of the Company's Unsecured Notes Payable, Unsecured Lines of Credit and Mortgage Notes Payable was estimated to be $419,117 at December 31, 1998.

7.   PREFERRED STOCK
     On September 17, 1998, the Company issued 2,000,000 shares of its 9 3/8% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock"), par value $0.01 per share, with a liquidation preference of $25.00 per share. The Series A Preferred Stock has no stated maturity but is redeemable at the Company's option on or after September 15, 2003 for $25.00 per share plus accumulated, accrued and unpaid dividends. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and are payable quarterly on or about the last day of March, June, September and December of each year, when and as declared. Holders of the Series A Preferred Stock have no voting rights except with respect to certain extraordinary events affecting the rights of the holders of the Series A Preferred Stock. The Series A Preferred Stock is not convertible or exchangeable for any other securities or property of the Company.

8.   INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED ENTITIES
     The Company owns 1% of the outstanding voting common stock and 100% of the outstanding non-voting common stock of JDN Development Company, Inc. ("Development Company"). J. Donald Nichols, the Company's Chairman and Chief Executive Officer, owns the remaining 99% of the outstanding voting common stock of Development Company. The Company accounts for its investment in Development Company on the equity method because management believes that it is able to exercise significant influence over the operating and financial policies of Development Company. In 1996 and for a portion of 1997, the Company also owned 50% economic interests in two joint ventures formed for the purpose of developing shopping centers in Loganville, Georgia, and Asheville, North Carolina (the "Joint Ventures"). During 1997, the Company purchased all the interests of its third party joint venture partners in the Joint Ventures.

     Combined summarized financial information on Development Company and the Joint Ventures is as follows:

                                                                                        December 31,
                                                                                    1998            1997
                                                                                 -----------------------------
Assets
    Operating properties                                                            $ 54,166        $ 47,740
    Property under development                                                       117,156          46,333
                                                                                 -----------------------------
       Total real estate                                                             171,322          94,073
    Other  assets                                                                     18,557          12,952
                                                                                 -----------------------------
                                                                                    $189,879        $107,025
                                                                                 =============================

Liabilities
    Mortgage notes payable                                                          $ 26,058        $ 28,980
    Notes and advances payable to JDN Realty Corporation                             141,795          62,858
    Other liabilities                                                                 10,379           6,644
                                                                                 -----------------------------
                                                                                     178,232          98,482
Equity                                                                                11,647           8,543
                                                                                 -----------------------------
                                                                                    $189,879        $107,025
                                                                                 =============================


                                                                            Years Ended December 31,
                                                                       1998            1997            1996
                                                                  --------------------------------------------
Rental revenues                                                     $ 4,297        $  4,619        $  2,969
Operating expenses                                                   (1,876)         (1,689)           (654)
                                                                  --------------------------------------------
    Income from operations                                            2,421           2,930           2,315
Interest expense                                                     (4,545)         (3,791)         (1,313)
Net gain on real estate sales                                         7,293           7,579           2,358
Other income (expense), net                                              64            (725)           (795)
                                                                  --------------------------------------------
Income before income tax expense                                      5,233           5,993           2,565
Income tax expense                                                   (2,129)         (2,220)           (549)
                                                                  --------------------------------------------
    Net income                                                      $ 3,104        $  3,773        $  2,016
                                                                  ============================================


     Income (losses) from sitework development contracts associated with sales of land parcels are included in net gain on real estate sales. Changes in estimates associated with these contracts increased net gain on real estate sales in 1996 by approximately $1,153 and increased net income by approximately $679. The Company's share of this increase was $672, which is included in equity in net income of unconsolidated entities in the accompanying statements of income for the year ended December 31, 1996.

9.   OPERATING LEASES

     Shopping center properties are leased to tenants under operating leases with expiration dates extending to the year 2056. As of December 31, 1998, approximate future minimum rentals due under noncancellable operating leases, excluding tenant reimbursements of operating expenses and additional rentals based on tenants' sales volume, and were as follows:

-------------------------------------------------------------------------------
    1999                                                             $   80,909
    2000                                                                 77,314
    2001                                                                 71,614
    2002                                                                 67,006
    2003                                                                 62,591
    Thereafter                                                          591,555
                                                                     ----------
                                                                     $  950,989
                                                                     ==========

     As of December 31, 1998, Wal-Mart Stores, Inc., a national retailer, was an anchor in 33 of the Company's shopping centers. Wal-Mart was a tenant of the Company in 22 of the shopping centers and an unrelated party owned Wal-Mart's portion of the center in the remaining 11 shopping centers. Rentals from this significant tenant were approximately 16%, 19%, and 22% of total minimum and percentage rents for the years ended December 31, 1998, 1997, and 1996, respectively. As of December 31, 1998, Lowe's Companies, Inc., a national retailer, was an anchor in 15 of the Company's shopping centers. Lowe's was a tenant of the Company in 12 of the shopping centers and an unrelated party owned Lowe's portion of the center in the remaining three shopping centers. Rentals from this significant tenant were 12%, 10%, and 11% of total minimum and percentage rent for the years ended December 31, 1998, 1997, and 1996, respectively. There were no other tenants which represented more than 10% of the Company's total minimum and percentage rent in any year presented.

10.  EXTRAORDINARY ITEMS

     In 1997, the Company terminated and satisfied in full a $75,000 secured term loan which was scheduled to mature in 2001. The Company charged unamortized deferred financing costs and prepayment penalties related to this loan of $5,539 to earnings as a component of extraordinary items. Also in 1997, the Company terminated a $40,000 secured line of credit with a bank which was scheduled to mature in June 1998. The Company charged unamortized deferred financing costs of $401 related to this line of credit to earnings as a component of extraordinary items.

11.  INCENTIVE STOCK PLAN

     The Company maintains the JDN Realty Corporation 1993 Incentive Stock Plan (the "Incentive Stock Plan") which provides for the issuance of options to purchase shares of the Company's common stock, restricted shares of common stock and stock appreciation rights to individuals providing services to the Company, its subsidiaries and affiliated entities at the discretion of the Compensation Committee of the Board of Directors. Under the Incentive Stock Plan, the exercise price of options granted will not be less than the fair market value of the shares on the date of grant for incentive stock options and will not be less than 50% of the fair market value of the shares on the date of grant for non-qualified stock options. No options have been granted under the Incentive Stock Plan with exercise prices below fair market value. The options generally expire 10 years from the date of grant. Generally all options, other than options granted in 1995, vest one-third after six months and one-third after each of the two successive twelve-month periods thereafter. Options granted in 1995 were scheduled to vest nine years after the grant date; however, the vesting period accelerated because certain performance measures were met.

     The following is a summary of option activity under the Incentive Stock
Plan:

                                                                                                Weighted Average
                                                    Number of Shares         Option Price         Option Price
                                                   Underlying Options         Per Share            Per Share
----------------------------------------------------------------------------------------------------------------
Options outstanding, January 1, 1996                        1,381,220      $13.50 to $15.50          $ 14.337
      Granted                                                    -                -                       -
      Exercised                                                  -                -                       -
      Forfeited                                               (12,000)          $15.50                  15.50
                                               -----------------------------------------------------------------

Options outstanding, December 31, 1996                      1,369,220      $13.50 to $15.50          $ 14.327
      Granted                                               1,413,750      $19.25 to $20.75            20.746
      Exercised                                               (49,500)    $14.667 to $15.50            14.742
      Forfeited                                                  -                -                       -
                                               -----------------------------------------------------------------

Options outstanding, December 31, 1997                      2,733,470      $13.50 to $20.75          $ 17.639
      Granted                                                  10,000           21.3125               21.3125
      Exercised                                               (23,500)       13.50 to 20.75             15.50
      Forfeited                                                (5,000)           21.75                  21.75
                                               -----------------------------------------------------------------

Options outstanding, December 31, 1998                      2,714,970    $13.50 to $21.3125          $ 17.672
                                               =================================================================

Options exercisable, December 31, 1998                      1,766,970      $13.50 to $20.75          $ 16.021
                                               =================================================================

     Effective February 27, 1998, the Company amended the Incentive Stock Plan to, among other things, provide for issuances of restricted stock thereunder. Concurrently, the Company adopted the JDN Realty Corporation Deferred Bonus Plan pursuant to the Incentive Stock Plan (the "Deferred Bonus Plan") which established a program to provide incentive compensation to certain key employees in the form of a bonus that can be deferred at the election of the employee, the value of which is tied to the equity value of the Company. An eligible employee may elect to defer all or a specified (which must be at least 25%) portion of the receipt of cash bonus payments awarded by the Company and to receive restricted stock in lieu thereof under the Incentive Stock Plan.

     On March 1, 1998, the Company issued 111,312 shares of restricted stock under the Deferred Bonus Plan. The restricted stock issued in 1998 vests one-fourth on March 1, 1999 and one-fourth on each successive March 1 thereafter. As of December 31, 1998, 775,866 shares were available for the Company to award in any combination of options, restricted stock or stock appreciation rights under the Incentive Stock Plan.

12.  DIRECTORS STOCK PLAN

     The Company maintains the JDN Realty Corporation 1993 Non-Employee Director Stock Option Plan (the "Directors Plan") which provides for the issuance of options to purchase shares of the Company's common stock or the granting of shares of common stock to members of the Company's board of directors who are
not employees of the Company.   The Directors Plan initially provided that 4,500
options be granted automatically to each non-employee director serving the Company on January 1 of each year. The exercise price of each option equaled the fair market value of the shares on the date of grant. The options expire 10 years from the date of grant and vest in the following manner: (1) one-third two years after the date of grant, (2) one-third three years after the date of grant, and (3) one-third four years after the date of grant. In November 1998, the Company amended the Directors Plan as follows with respect to future grants:
(1) increased the number of options granted automatically to 15,000 options to each non-employee director serving the Company on January 1 of each year; (2) changed the option vesting period to the following: (a) one-third six months after the date of grant, (b) one-third 18 months after the date of grant, and
(c) one-third 30 months after the date of grant; and (3) provided for the awarding of $10 in value of common stock to each non-employee director on the first day of each calendar quarter beginning January 1, 1999.

     The following is a summary of option activity under the Directors Plan:

                                                                                           Weighted Average
                                               Number of Shares         Option Price         Option Price
                                              Underlying Options         Per Share            Per Share
-----------------------------------------------------------------------------------------------------------
Options outstanding, January 1, 1996                      27,000     $13.333 to $14.667         $ 14.00
      Granted                                             13,500           14.917                14.917
      Exercised                                             -                -                      -
      Forfeited                                             -                -                      -
                                          -----------------------------------------------------------------

Options outstanding, December 31, 1996                    40,500     $13.333 to $14.917         $14.306
      Granted                                             18,000          $18.417                18.417
      Exercised                                             -                -                      -
      Forfeited                                             -                -                      -
                                          -----------------------------------------------------------------

Options outstanding, December 31, 1997                    58,500     $13.333 to $18.417         $15.571
      Granted                                             18,000          $21.584                21.584
      Exercised                                           (3,000)         $13.333                13.333
      Forfeited                                             -                -                      -
                                          -----------------------------------------------------------------

Options outstanding, December 31, 1998                    73,500     $13.333 to $21.584         $17.135
                                          =================================================================

     As of December 31, 1998, 373,500 shares were available for award under the Directors Plan in any combination of options or shares of common stock.

13.  PRO FORMA DISCLOSURES ON STOCK BASED COMPENSATION

     Pro forma information regarding net income and earnings per share is required by Statement 123 using an acceptable fair value method for all stock based compensation granted by the Company subsequent to December 31, 1994. The Company estimated the fair value for this stock based compensation at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996: risk-free interest rate of 5.71%, 6.18%, and 6.39%, respectively; dividend yield of 7.24%, 6.43% and 6.80%, respectively; volatility factor of the expected market price of the Company's common stock of 0.16, 0.16, and 0.15, respectively, and a weighted-average expected life of the options of 5, 5 and 9 years, respectively.

     For purposes of pro forma disclosures, the estimated fair value of stock based compensation is amortized to expense over the applicable vesting periods. On a pro forma basis, assuming that the Company utilized the fair value method of accounting for stock based compensation, net income and net income per share information was as follows:

                                                                                  Years Ended December 31,
                                                                             1998           1997           1996
                                                                            --------------------------------------
Net income                                                                   $40,057        $20,505        $16,623
Net income attributable to common shareholders                                38,716         20,505         16,623
Net income attributable to common shareholders per share:
      Basic                                                                     1.26           0.89           1.00
      Diluted                                                                   1.24           0.87           0.99

14.    PROFIT SHARING PLAN

     The Company offers to employees the JDN Realty Corporation Savings and Profit Sharing Plan (the "Profit Sharing Plan"), a defined contribution plan, which is intended to qualify under Section

401(a) and 401(k) of the Code. Employees who have completed six months of service with the Company may participate in the Profit Sharing Plan. Participants may contribute up to 20% of their base salary to the Profit Sharing Plan and any matching contribution by the Company is discretionary. During the years ended December 31, 1998, 1997 and 1996, the Company contributed $48, $36 and $25, respectively, to the Profit Sharing Plan.

15.  EMPLOYEE STOCK PURCHASE PLAN

     The Company maintains the JDN Realty Corporation 1995 Employee Stock Purchase Plan (the "ESPP") which is intended to qualify as an "Employee Stock Purchase Plan" within the meaning of Section 423 of the Code. The ESPP authorizes the sale of up to 150,000 shares of common stock to eligible employees of the Company at a 15% discount from the market price. During 1998, 1997 and 1996, the Company issued 1,755, 1,248, and -0- shares, respectively, under the ESPP.

16.  DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     The Company maintains the JDN Realty Corporation Dividend Reinvestment and Stock Purchase Plan (the "DRIP"). The DRIP allows shareholders to automatically reinvest cash dividends in and make optional cash purchases of shares of the Company's common stock. As of December 31, 1998, 24,112 shares had been issued under the DRIP and 725,888 were reserved for issuance.

17.  COMMITMENTS AND CONTINGENCIES

     As of December 31, 1998, the Company guaranteed all or portions of three loans of Development Company or its subsidiaries in the amount of $21,031. The loans are secured by property owned by Development Company or its subsidiaries and are due in 1999.

     As of December 31, 1998, the Company had executed construction contracts on 19 of its development sites and had approximately $18,186 in costs remaining to be incurred under these contracts.

     The Company is, from time to time, a party to legal proceedings, which arise in the ordinary course of its business. The Company is not currently involved in any litigation, and, to management's knowledge, no litigation is threatened against the Company, the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on the results of operations or financial condition of the Company.

18.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                             Years Ended December 31,
                                                                       1998            1997           1996
                                                                     -----------------------------------------
Numerator:
     Income before extraordinary items                                $41,337         $27,233         $16,682
     Extraordinary items                                                    -          (5,940)              -
                                                                     -----------------------------------------
     Net income                                                        41,337          21,293          16,682
     Dividends to preferred shareholders                               (1,341)
                                                                     -----------------------------------------
     Net income attributable to common shareholders                   $39,996         $21,293         $16,682
                                                                     =========================================

Denominator (in thousands):
     Weighted-average shares outstanding                               30,788          23,066          16,629
     Unvested restricted stock outstanding                                (87)              -               -
                                                                     -----------------------------------------
     Denominator for basic earnings per share                          30,701          23,066          16,629
     Dilutive effect of stock options and unvested
             restricted stock                                             527             416              90
                                                                     -----------------------------------------
     Denominator for diluted earnings per share                        31,228          23,482          16,719
                                                                     =========================================

Income per share--basic:
     Income before extraordinary items
               (net of preferred dividends)                           $  1.30         $  1.18         $  1.00
     Extraordinary items                                                    -           (0.26)              -
                                                                     -----------------------------------------
     Net income attributable to common shareholders                   $  1.30         $  0.92         $  1.00
                                                                     =========================================

Income per share--diluted:
     Income before extraordinary items
               (net of preferred dividends)                           $  1.28         $  1.16         $  1.00
     Extraordinary items                                                    -           (0.25)              -
                                                                      ----------------------------------------
     Net income attributable to common shareholders                   $  1.28         $  0.91         $  1.00
                                                                      ========================================


     The Company is the general partner in a limited partnership that issued limited partnership units valued at $3,000 in a limited partnership formed to own and operate a shopping center in Milwaukee, Wisconsin. Subject to certain conditions, the limited partnership units became exchangeable for cash or 139,535 shares of the Company's common stock beginning in February 1999. Using the "if-converted" method, the effect of these units is antidilutive; therefore, they have been excluded from the computation of earnings per share.

19.  SUBSEQUENT EVENTS

     During January 1999, the Company issued 500,000 shares of its common stock in a public offering netting proceeds of $10,903 which were used to repay outstanding indebtedness.

     During February 1999, the Company closed a $100,000 unsecured term loan (the "Term Loan") with a bank group. The Term Loan matures in February 2002, and interest on the Term Loan is payable monthly at LIBOR plus 1.40%.

20.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of the unaudited quarterly financial information for the years ended December 31, 1998 and 1997:

                                                                           Quarters
                                                         First       Second        Third       Fourth
----------------------------------------------------------------------------------------------------------
1998
Revenues                                              $ 17,046     $ 19,209     $ 20,617     $ 24,439
Net income                                            $  9,112     $ 10,053     $ 10,555     $ 11,617
Net income attributable to common shareholders        $  9,112     $ 10,053     $ 10,386     $ 10,445

Income per common share:
         Basic  Basic                                 $   0.31     $   0.33     $   0.34     $   0.32
         DilutedDiluted                               $   0.31     $   0.32     $   0.33     $   0.32

1997
Revenues                                              $ 10,279     $ 10,916     $ 12,338     $ 14,473
Income before extraordinary item                      $  5,503     $  6,726     $  7,078     $  7,926
Net income                                            $  5,503     $  6,325     $  1,539     $  7,926

Income per common share--basic
         Income before extraordinary item             $   0.27     $   0.29     $   0.31     $   0.31
         Net income                                   $   0.27     $   0.27     $   0.07     $   0.31

Income per common share--diluted
         Income before extraordinary item             $   0.27     $   0.29     $   0.30     $   0.31
         Net income                                   $   0.27     $   0.27     $   0.07     $   0.31

                        REPORT OF INDEPENDENT AUDITORS

SHAREHOLDERS AND BOARD OF DIRECTORS
JDN REALTY CORPORATION

     We have audited the accompanying consolidated balance sheets of JDN Realty Corporation as of December 31, 1998 and 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JDN Realty Corporation at December 31, 1998 and 1997 and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                    ERNST & YOUNG LLP



Atlanta, Georgia
February 26, 1999

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                            JDN REALTY CORPORATION

                                (In thousands)

---------------------------------------------------------------------------------------------------------------------------
        COL.A                             COL.B                          COL.C                          COL.D
---------------------------------------------------------------------------------------------------------------------------
                                                                        Additions
                                                           ---------------------------------------
                                     Balance at Beginning    Charged to Costs   Charged to Other
      Description                          of Period           and Expenses    Accounts - Describe   Deductions - Describe
---------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998:
 Deduct from asset accounts:
   Allowance for Doubtful Accounts           $  719              $  386                                       $  438(1)
                                     ==============          ==========                                  ===========

Year ended December 31, 1997:
 Deduct from asset accounts:
   Allowance for Doubtful Accounts           $  410              $  619                                       $  310(1)
                                     ==============          ==========                                  ===========

Year ended December 31, 1996:
 Deduct from asset accounts:
   Allowance for Doubtful Accounts           $  277              $  350                                       $  217(1)
                                     ==============          ==========                                  ===========

-----------------------------------------------------
        COL.A                           COL.E
-----------------------------------------------------


                                     Balance at End
      Description                       of Period
-----------------------------------------------------
Year ended December 31, 1998:
 Deduct from asset accounts:
   Allowance for Doubtful Accounts         $  667

                                         ========
Year ended December 31, 1997:
 Deduct from asset accounts:
   Allowance for Doubtful Accounts         $  719
                                         ========

Year ended December 31, 1996:
 Deduct from asset accounts:
   Allowance for Doubtful Accounts         $  410
                                         ========

(1) Write-off of uncollectible rents receivable.

                Schedule III - Real Estate and Accumulated Depreciation
                              JDN Realty Corporation
                                 December 31, 1998
                                  (In thousands)

---------------------------------------------------------------------------------------------------------------
               COL. A                             COL. B               COL. C                      COL. D
---------------------------------------------------------------------------------------------------------------

                                                                                              Cost Captilized
                                                                                              ---------------
                                                                                              Subsequent to
                                                                                              -------------
                                                                Initial cost to Company        Acquisition
                                                                -----------------------        -----------
                                                                             Buildings and
Description                                    Encumbrances      Land        Improvements      Improvements
---------------------------------------------------------------------------------------------------------------
Operating Property:
------------------
  Southland Plaza (Decator, AL)                $      -        $     1,013   $      5,802      $        208
  East Side Plaza (Gadsden, AL)                       -             130.00             -           2,325.00
  Pepperell Corners (Opelika, AL)                     -              2,062         11,676               117
  Pepperell Corners Phase II (Opelika, AL)            -                744          1,628               (33)
  University Hills (Denver, CO)                  24,017             15,272         17,017             3,314
  Brandon Lake Village (Brandon, FL)                  -              3,627          7,110                 -
  White Sands (Fort Walton, FL)                       -                452              -             1,141
  Gulf Breeze Marketplace (Gulf Breeze, FL)           -                362              -                40
  Ocala West Shopping Center (Ocala,FL)               -                839          4,920               213
  Capital West (Tallahassee, FL)                      -              2,040              -             4,862
  Alpharetta Lowe's (Alpharetta, GA)                  -              5,859          6,800                 -
  Buford Lowe's (Buford, GA)                          -              3,620         19,555                 -
  Riverplace (Canton, GA)                             -              2,926          4,478             1,476
  River Pointe (Canton, GA)                           -                570          2,301               212
  Bartow Marketplace (Cartersville, GA)               -              3,513         16,669               164
  Felton's Crossing (Cartersville, GA)                -                177              -             3,254
  Chamblee Plaza (Chamblee, GA)                       -              1,698          9,913                (8)
  Cordele Marketplace (Cordele, GA)                   -                603          8,164               314
  Cumming Marketplace (Cumming, GA)                   -              4,154         15,250             1,286
  Dodge County (Eastman, GA)                          -                172              -             2,317

------------------------------------------------------------------------------------------------------------------------------------
                                                            COL. E                                COL. F         COL. G      COL. H
------------------------------------------------------------------------------------------------------------------------------------




                                           Gross Ammount at which Carried at close of Period
                                           -------------------------------------------------
                                                           Buildings and                      Accumulated      Date of       Date
Description                                    Land        Improvements           Total      Depreciation    Construction  Acquired
------------------------------------------------------------------------------------------------------------------------------------
Operating Property:
------------------
  Southland Plaza (Decator, AL)                $    1,013      $     6,010     $   7,023      $       378      1963        1996
  East Side Plaza (Gadsden, AL)                    130.00         2,325.00      2,455.00         1,109.00      1979        1980
  Pepperell Corners (Opelika, AL)                   2,062           11,793        13,855            1,774      1993        1994
  Pepperell Corners Phase II (Opelika, AL)            744            1,595         2,339              190      1995        1995
  University Hills (Denver, CO)                    15,272           20,331        35,603            2,139      1997        1998
  Brandon Lake Village (Brandon, FL)                3,627            7,110        10,737               58      1997        1998
  White Sands (Fort Walton, FL)                       452            1,141         1,593              348      1986        1985
  Gulf Breeze Marketplace (Gulf Breeze, FL)           562               40           402                3      1998        1998
  Ocala West Shopping Center (Ocala,FL)               839            5,133         5,972              196      1984        1997
  Capital West (Tallahassee, FL)                    2,040            4,862         6,902            1,311      1990        1989
  Alpharetta Lowe's (Alpharetta, GA)                5,859            6,800        12,659               33      1998        1998
  Buford Lowe's (Buford, GA)                        3,620           19,555        23,175               97      1998        1998
  Riverplace (Canton, GA)                           2,926            5,954         8,880            1,167      1983        1983
  River Pointe (Canton, GA)                           370            2,513         2,883              170      1996        1996
  Bartow Marketplace (Cartersville, GA)             3,513           16,833        20,346            1,466      1995        1995
  Felton's Crossing (Cartersville, GA)                177            5,254         3,431            1,390      1984        1983
  Chamblee Plaza (Chamblee, GA)                     1,698            9,905        11,603              182      1976        1998
  Cordele Marketplace (Cordele, GA)                   603            8,478         9,081              186      1997        1997
  Cumming Marketplace (Cumming, GA)                 4,154           16,536        20,690              560      1997        1997
  Dodge County (Eastman, GA)                          172            2,317         2,489              621      1990        1986

                    Schedule III - Real Estate and Accumulated Depreciation
                                  JDN Realty Corporation
                                    December 31, 1998
                                     (In thousands)

-----------------------------------------------------------------------------------------------------------------------------------
          COL. A                                 COL. B                        COL. C                          COL. D
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                         Cost Capitalized
                                                                                                         ----------------
                                                                                                           Subsequent to
                                                                                                           -------------
                                                                        Initial Cost to Company              Acquisition
                                                                        -----------------------              -----------
                                                                                      Buildings and
Description                                     Encumbrances              Land        Improvements           Improvements
-----------------------------------------------------------------------------------------------------------------------------------
Operating Property:
-------------------
  Banks Station (Fayetteville, GA)                        -                1,522          9,603                       240
  Bruno's Plaza (Ft. Oglethorpe, GA)                      -                1,092          6,193                       109
  Ellis Crossing (Griffin, GA)                            -                  302              -                     2,483
  North Main Street (LaFayette, GA)                       -                  123              -                     3,156
  LaGrange Wal-Mart (LaGrange, GA)                        -                  183              -                     1,420
  CVS (Lawrenceville, GA)                                 -                  925          1,138                         -
  Five Folks Village (Lawrenceville, GA)                  -                1,245          7,065                       109
  Lawrenceville Town Center (Lawrenceville, GA)           -                3,270         17,037                       446
  Five Folks Crossing (Lilburn, GA)                       -                  930          5,287                        39
  Pleasant Hill Lowe's(Lilburn, GA)                       -                3,643          6,413                       184
  Midway Plaza (Loganville, GA)                           -                1,356          6,400                        97
  Beacon Heights (Madison, GA)                            -                  549              -                     4,284
  Garrison Ridge Xing (Marietta, GA)                      -                3,587          8,440                        (3)
  Newman Crossing (Newman, Ga)                            -                3,750         17,745                       323
  Pike's Nursery (Peachtree City, GA)                     -                1,008          1,004                         -
  Merchant Square (Riverdale, GA)                         -                  191              -                     1,368
  Freeway Junction (Stockbridge, GA)                      -                  979          5,550                       260
  Pike Nurseries (Stockbridge, GA)                        -                  963          1,039                        44
  Noble Farm Plaza (Suwanee, GA)                          -                1,536          3,389                        33
  Cofer Crossing (Tucker, GA)                             -                1,348          1,167                        13

------------------------------------------------------------------------------------------------------------------------------------
                                                            COL. E                              COL. F           COL. G     COL. H
------------------------------------------------------------------------------------------------------------------------------------





                                               Gross Amount at which Carried  at close of Period
                                               -------------------------------------------------
                                                             Buildings and                       Accumulated     Date of     Date
Description                                      Land        Improvements      Total             Depreciation  Construction Acquired
------------------------------------------------------------------------------------------------------------------------------------
Operating Property:
-------------------
  Banks Station (Fayetteville, GA)               1,522         9,843          11,365               1,514          1990        1994
  Bruno's Plaza (Ft. Oglethorpe, GA)             1,092         6,302           7,394                 862          1973        1994
  Ellis Crossing (Griffin, GA)                     302         2,483           2,785                 989          1986        1985
  North Main Street (LaFayette, GA)                123         3,156           3,279                 862          1990        1988
  LaGrange Wal-Mart (LaGrange, GA)                 183         1,420           1,603                 647          1984        1983
  CVS (Lawrenceville, GA)                          925         1,138           2,065                   -          1998        1998
  Five Folks Village (Lawrenceville, GA)         1,245         7,174           8,419               1,084          1990        1994
  Lawrenceville Town Center (Lawrenceville,GA)   3,270        17,483          20,753               2,677          1989        1994
  Five Folks Crossing (Lilbrun, GA)                930         5,326           6,256                 802          1990        1994
  Pleasant Hill Lowe's (Librun, GA)              3,643         6,597          10,240                 246          1997        1997
  Midway Plaza (Loganville, GA)                  1,356         6,497           7,853                 603          1995        1997
  Beacon Heights (Madison, GA)                     549         4,284           4,833               1,258          1989        1987
  Garrison Ridge Xing (Marietta, GA)             3,587         8,437          12,024                 268          1997        1997
  Newman Crossing (Newman, GA)                   3,750        18,068          21,818               1,514          1995        1995
  Pike's Nursery (Peachtree City, GA)            1,008         1,004           2,012                  48          1997        1997
  Merchant Square (Riverdale, GA)                  191         1,368           1,559                 402          1989        1989
  Freeway Junction (Stockbridge, GA)               979         5,810           6,789                 729          1988        1994
  Pike Nurseries (Stockbridge, GA)                 963         1,083           2,046                  51          1997        1997
  Noble Farm Plaza (Suwanee, GA)                 1,536         3,422           4,958                  64          1997        1997
  Cofer Crossing (Tucker, GA)                    1,348         1,180           2,528                   -          1998        1998

           Schedule III - Real Estate and Accumalated Depreciation
                            JDN Realty Corporation
                              December 31, 1998
                                (In thousands)

------------------------------------------------------------------------------------------------------------------------------------
              COL.A                       COL.B                           COL.C                                  COL.D
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                             Cost Capitalized
                                                                                                             ----------------
                                                                                                               Subsequent to
                                                                                                               -------------
                                                                   Initial Cost to Company                     Acquisition
                                                                   -----------------------                     -----------
                                                                                 Buildings and
Description                             Encumbrances               Land          Improvements                  Improvements
------------------------------------------------------------------------------------------------------------------------------------
Operating Property:
------------------

  Shannon Square (Union City, GA)                -                      195                 -                         4,323

  Warner Robins Place (Warner Robins, GA)        -                      203               907                            26

  Pike's Nursery (Woodstock, GA)                 -                    1,323             1,102                             -

  Woodstock Place (Woodstock, GA)                -                    1,692                 -                         7,652

  Woodstock Project (Woodstock, GA)              -                    4,047             7,210                             -

  Suttons North Plaza (Topeka, KS)               -                      270             1,660                         1,440

  South Farm Marketplace (Lexington, KY)         -                    1,002               298                             -

  Carriage Gate (Richmond, KY)               6,290                    1,398             7,944                            47

  Junction S/C (Jackson, MS)                 7,021                    1,361             7,858                            79

  Metro Station (Jackson, MS)                    -                      521             3,382                             -

  River Hills S/C (Asheville, NC)                -                    3,125            13,376                           169

  Cross Pointe Centre (Fayetteville, NC)         -                    1,931            10,840                           483

  Wendover Place S/C (Greensboro, NC)            -                    7,212            15,136                         8,002

  University Commons (Greenville, NC)            -                    3,557            17,529                           234

  East Ridge Crossing (Hendersonville, NC)       -                        -                 -                         4,314

  Pineridge Crossing (Rockingham, NC)            -                      203                 -                         7,223

  Island Creek Crossing (Wallace, NC)            -                      665             3,842                           381

  Myrtle Grove (Wilmington, NC)                  -                    1,877                 -                         8,852

  New Center (Wilmington, NC)                    -                    2,649            10,479                           383

  Tri-State Plaza (Burlington, OH)               -                    1,563             6,210                           210

-------------------------------------------------------------------------------------------------------------------------------
                                                    COL.E                            COL.F              COL.G         COL.H
-------------------------------------------------------------------------------------------------------------------------------

                                              Gross Amount at which Carried
                                                   at close of Period
                                          ------------------------------------
                                                         Buildings and               Accumulated          Date of      Date
Description                                   Land       Improvements      Total     Depreciation       Construction  Acquired
---------------------------------------------------------------------------------------------------------------------------------
Operating Property:
--------------------

  Shannon Square (Union City, GA)              195               4,323     4,518          1,477              1986         1984

  Warner Robins Place (Warner Robins, GA)      203                 933     1,136             40              1997         1997

  Pike's Nursery (Woodstock, GA)             1,323               1,102     2,425             58              1997         1997

  Woodstock Place (Woodstock, GA)            1,692               7,652     9,344          1,099              1985         1982

  Woodstock Project (Woodstock, GA)          4,047               7,210    11,257            239              1997         1997

  Suttons North Plaza (Topeka, KS)             270               3,100     3,370             77              1976         1997

  South Farm Marketplace (Lexington, KY)     1,002                 298     1,300              -              1998         1998

  Carriage Gate (Richmond, KY)               1,398               7,991     9,389          1,100              1992         1994

  Junction S/C (Jackson, MS)                 1,361               7,937     9,298            455              1996         1997

  Metro Station (Jackson, MS)                  521               3,382     3,903             64              1997         1998

  River Hills S/C (Asheville, NC)            3,125              13,545    16,670            788              1996         1997

  Cross Pointe Centre (Fayetteville, NC)     1,931              11,323    13,254            292              1985         1998

  Wendover Place S/C (Greensboro, NC)        7,212              23,158    30,350            702              1997         1997

  University Commons (Greenville, NC)        3,557              17,763    21,320          1,165              1996         1996

  East Ridge Crossing (Hendersonville, NC)       -               4,314     4,314          1,329              1988         1988

  Pineridge Crossing (Rockingham, NC)          203               7,223     7,426          2,042              1988         1986

  Island Creek Crossing (Wallace, NC)          665               4,223     4,888            591              1989         1994

  Myrtle Grove (Wilmington, NC)              1,877               8,852    10,729          2,119              1991         1988

  New Center (Wilmington, NC)                2,649              10,862    13,511            151              1998         1998

  Tri-State Plaza (Burlington, OH)           1,563               6,420     7,983            772              1995         1995

            Schedule III - Real Estate and Accumulated Depreciation
                            JDN Realty Corporation
                               December 31, 1998
                                (In thousands)

------------------------------------------------------------------------------------------------------------------------------------
                 COL. A                                COL. B                COL. C                     COL. D
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                     Cost Capitalized
                                                                                                     ----------------
                                                                                                      Subsequent to
                                                                                                      -------------
                                                                        Initial Cost to Company         Acquisition
                                                                        -----------------------         -----------
                                                                                   Building and
Description                                         Encumbrances        Land       Improvements        Improvements
------------------------------------------------------------------------------------------------------------------------------------
Operating Property:
---------------------
  Walmart (Gallipolis, OH)                                   -           1,307            10,587                 18
  Township Marketplace (Monaco, PA)                          -           1,635            10,105              1,811
  Ashley Crossing (Charleston, SC)                           -           1,821            10,354                180
  Chesterfield Commons (Cheraw, SC)                          -             127                 -              2,166
  Kelley Corners (Lake City, SC)                             -             415             5,310                121
  Merchants Walk (Sumler, SC)                                -             130                 -                799
  Millcreek Commons (Antioch, TN)                            -             530             3,092                 17
  Overlook at Hamilton Place (Chattanooga, TN)               -           1,595            12,725                209
  Columbia Bruno's Village (Columbia, TN)                    -             673             3,859                 17
  Farragut Pointe (Farragut, TN)                             -             731             4,165                 21
  Alexander Plaxa (Franklin, TN)                             -              24                 -                486
  Battlewood Shopping Center (Franklin, TN)                  -             662             3,822                 (3)
  Northcreek Commons (Goodlettsville, TN)                    -             743             4,311                207
  Country Bridge (Memphis, TN)                               -             750             4,29?                 59
  Memorial Village (Murfreesboro, TN)                        -             991             5,636                152
  Plaza South S/C (Murfreesboro, TN)                         -             523             3,088                149
  Towne Center (Murfreesboro, TN)                            -           2,594             6,822                  -
  The Marketplace (Nashville, TN)                            -           2,175            10,495                 13
  Cherokee Square (Tullahoma, TN)                            -             503             2,868                 33
  Bermuda Square S/C (Chester, VA)                           -           1,302             7,534                257

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
-----------------------------------------------------------------------------------------------------------------------------------
Operating Property:
---------------------
  Walmart (Gallipolis, OH)                       1,307           10,605         11,912              168         1998          1998
  Township Marketplace (Monaco, PA)              1,635           11,916         13,551              422         1997          1997
  Ashley Crossing (Charleston, SC)               1,821           10,534         12,355            1,594         1991          1994
  Chesterfield Commons (Cheraw, SC)                127            2,166          2,293              622         1990          1986
  Kelley Corners (Lake City, SC)                   415            5,431          5,846              836         1991          1994
  Merchants Walk (Sumler, SC)                      130              799            929              313         1987          1986
  Millcreek Commons (Antioch, TN)                  530            3,109          3,639               74         1990          1998
  Overlook at Hamilton Place (Chattanooga, TN)   1,595           12,934         14,529            1,918         1992          1994
  Columbia Bruno's Village (Columbia, TN)          673            3,876          4,549              532         1993          1994
  Farragut Pointe (Farragut, TN)                   731            4,186          4,917              636         1991          1994
  Alexander Plaxa (Franklin, TN)                    24              486            510               84         1983          1983
  Battlewood Shopping Center (Franklin, TN)        662            3,819          4,481               90         1990          1998
  Northcreek Commons (Goodlettsville, TN)          743            4,518          5,261              425         1987          1995
  Country Bridge (Memphis, TN)                     750            4,355          5,103              656         1993          1994
  Memorial Village (Murfreesboro, TN)              991            5,788          6,779              793         1972          1994
  Plaza South S/C (Murfreesboro, TN)               523            3,237          3,760              282         1990          1997
  Towne Center (Murfreesboro, TN)                2,594            6,822          9,416               47         1998          1998
  The Marketplace (Nashville, TN)                2,175           10,508         12,683               56         1998          1998
  Cherokee Square (Tullahoma, TN)                  503            2,901          3,404              444         1989          1994
  Bermuda Square S/C (Chester, VA)               1,302            7,791          9,093              301         1977          1997

            Schedule III- Real Estate and Accumulated Depreciation
                            JDN Realty Corporation
                               December 31, 1998
                               (In thousands)

-----------------------------------------------------------------------------------------------------------------------------------
             COL.A                                    COL. B                      COL. C                            COL.D
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                              Cost Capitalized
                                                                                                                ------------
                                                                                                               Subsequent to
                                                                                                              ---------------
                                                                            Initial Cost to Company              Acquisition
                                                                           ------------------------             ------------
                                                                                      Buildings and
Description                                        Encumbrances             Land        Improvements             Improvements
---------------------------------------------------------------------------------------------------------------------------------
Operating Property
------------------
   Candlers Station: (Lynchburg, VA)                          -                2,745         15,601                       59

   Genito Crossing (Midlothian, VA)                           -                  823          4,812                       11

   Lexington Commons (Lexington, VA)                          -                  882          4,548                      885

   Tri-Rivers S/C (South Boston,VA)                           -                  502          4,414                      183

   Shoppers World (Brookfield, WI)                            -                1,989         12,025                        3

   Brown Deer Center (Brown Deer, WI)                         -                1,790         10,230                       (4)

   Market Place of Brown Deer (Brown Deer, WI)            5,143                1,641          9,497                        -

   Point Luomiz (Milwaukee, WI)                               -                  912          5,331                        3

   West Allis Center (Milwaukee WI)                           -               2, 479         14,885                        3

   Atlanta Headquarters                                       -                  495              -                    3,605
                                                       -----------------------------------------------------------------------------
                            Total Operating Property     42,475              146,418        526,876                   93,087
                                                       -----------------------------------------------------------------------------

                                                       -----------------------------------------------------------------------------
Land Under Ground Lease
   Charleston, South Carolina                                 -                  362              -                        -
                                                       -----------------------------------------------------------------------------
                       Total Land Under Ground Lease          -                  362              -                        -
                                                        ----------------------------------------------------------------------------

Undeveloped Land:
----------------
                                                        ---------------------------------------------------------------------------
  Garden, Alabama                                             -                   55              -                        -
  Cumming, Georgia                                            -                2,778              -                        -
  Eastman,  Georgia                                           -                   69              -                        -
  Fayedleville, Georgia                                       -                  150              -                        -
  LaFayette, Georgia                                          -                   84              -                        -
  Lawrenceville, Georgia                                      -                  293              -                        -
  Madison, Georgia                                            -                   22              -                        -
  Warner Robins, Georgia                                      -                  235              -                        -
  Golf Breeze, Florida                                        -                1,393              -                        -
  Rockingham, North Carolina                                  -                  300              -                        -
  Wallace, North Carolina                                     -                  251              -                        -
  Gallipolis, Ohio                                            -                  158              -                        -
  Charleston, South Carolina                                  -                  179              -                        -
  Lenington, Virginia                                         -                  164              -                        -
                                                        ----------------------------------------------------------------------------
                                                              -                6,331              -                        -
                                                        ----------------------------------------------------------------------------
                                                        ----------------------------------------------------------------------------
                                            Subtotal     42,478              153,131        526,876                   93,087
                                                        ----------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                                                                             COL.E                                     COL.F
-----------------------------------------------------------------------------------------------------------------------------------

                                                       Gross Amount at which Carried at close of Period
                                                       ------------------------------------------------
                                                                          Buildings and                             Accumulated
Description                                            Land                Improvement            Total            Depreciation
------------------------------------------------------------------------------------------------------------------------------------
Operating Property
------------------
   Candlers Station: (Lynchburg, VA)                      2,745                 15,660           18,405                     250

   Genito Crossing (Midlothian, VA)                         823                  4,823            5,646                     192

   Lexington Commons (Lexington, VA)                        882                  5,433            6,315                    1,060

   Tri-Rivers S/C (South Boston, VA)                        502                  4,597            5,099                      227

   Shoppers World (Brookfield, WI)                        1,989                 12,030           14,019                      314

   Brown Deer Center (Brown Deer, WI)                     1,790                 10,226           12,016                      270

   Market Place of Brown Deer (Brown Deer, WI)            1,641                  9,437           11,078                      249

   Point Luomiz (Milwaukee, WI)                             912                  5,334            6,246                      141

   West Allis Center (Milwaukee, WI)                      2,479                 14,886           17,367                      389

   Atlanta Headquarters                                     495                  5,603            6,100                      150
                                                       -----------------------------------------------------------------------------
                            Total Operating Property    146,418                619,963          766,381                   56,093
                                                       -----------------------------------------------------------------------------
                                                       -----------------------------------------------------------------------------
Land Under Ground Lease
     Charleston, South Carolina                             362                      -              362                        -
                                                       -----------------------------------------------------------------------------
                       Total Land Under Ground Lease        362                      -              362                        -
                                                       -----------------------------------------------------------------------------

Undeveloped Land:
----------------
                                                       -----------------------------------------------------------------------------
  Garden, Alabama                                           55                       -                   55                   -
  Cumming, Georgia                                       2,778                       -                2,778                   -
  Eastman, Georgia                                          69                       -                   69                   -
  Fayedleville, Georgia                                    150                       -                  150                   -
  LaFayette, Georgia                                        84                       -                   84                   -
  Lawrenceville, Georgia                                   293                       -                  293                   -
  Madison, Georgia                                          22                       -                   22                   -
  Warner Robins, Georgia                                   235                       -                  235                   -
  Golf Breeze, Florida                                   1,393                       -                1,393                   -
  Rockingham, North Carolina                               300                       -                  300                   -
  Wallace, North Carolina                                  251                       -                  251                   -
  Gallipolis, Ohio                                         158                       -                  158                   -
  Charleston, South Carolina                               179                       -                  179                   -
  Lenington, Virginia                                      164                       -                  164                   -
                                                       -----------------------------------------------------------------------------
                                                         6,331                       -                6,331                   -
                                                       -----------------------------------------------------------------------------
                                                       -----------------------------------------------------------------------------
                                            Subtotal   155,181                 619,963              773,074              56,093
                                                       -----------------------------------------------------------------------------

                                                       COL.G                 COL.H
                         ---------------------------------------------------------------------------------

                                                       Date of                Date
Description                                         Construction            Acquired
----------------------------------------------------------------------------------------------------------
Operating Property
------------------
   Candlers Station: (Lynchburg, VA)                   1990                     1998

   Genito Crossing (Midlothian, VA)                    1985                     1997

   Lexington Commons (Lexington, VA)                   1989                     1988

   Tri-Rivers S/C (South Boston, VA)                   1989                     1997

   Shoppers World (Brookfield, WI)                     1967                     1998

   Brown Deer Center (Brown Deer, WI)                  1967                     1998

   Market Place of Brown Deer (Brown Deer, WI)         1989                     1998

   Point Luomiz (Milwaukee, WI)                        1962                     1998

   West Allis Center (Milwaukee, WI)                   1968                     1998

   Atlanta Headquarters                                1955                     1997
                                                     ----------------------------------
    Total Operating Property

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            JDN REALTY CORPORATION
                               DECEMBER 31, 1998
                                (IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------------------
COL. A                                 COL. B                         COL. C                            COL. D
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                    Cost Capitalized
                                                                                                    ----------------
                                                                                                      Subsequent to
                                                                                                      -------------
                                                                 Initial Cost to Company               Acquisition
                                                                 -----------------------               -----------
                                                                                Building and
Description                  Encumbrances                        Land           Improvements           Improvements
------------------------------------------------------------------------------------------------------------------------------------
Property under Development
                             -------------------------------------------------------------------------------------------------------
  Early Acquisition Cost -              -                            -                   162                      -
  Nacogdoches, TX                       -                          753                   935                      -
  Asheville/Pallosa, NC                 -                            -                   809                      -
  Redevelop -- Topeka, KS               -                            -                     4                      -
  Urving, TX                            -                            -                    25                      -
  Scottsboro, AL                        -                          581                   365                      -
  Manfreesboro, TN                      -                          924                 2,506                      -
  Greensboro North, NC                  -                            -                 1,447                      -
  Buford, GA                            -                        1,162                 1,804                      -
  Macon, GA                             -                        1,100                 5,689                      -
  Brandon Publix, FL                    -                        2,603                 5,682                      -
  Nashville Charlotte, TN               -                        3,261                   (87)                     -
  Redev-Milwaukee, WI                   -                            -                     5                      -
  Colombus, GA                          -                        2,015                 1,472                      -
  Beaver Valley II, PA                  -                        2,678                 4,997                      -
  Stone Mountain, GA                    -                        5,951                 4,383                      -
  Milwaukee S. Gate, WI                 -                            -                   173                      -
  Goodletisville, TN                    -                            -                     -                      -
  Hendersonville, TN                    -                        3,355                 4,651                      -
  Greensboro Ph II, NC                  -                        1,302                   342                      -
  Tucker, GA                            -                        1,754                 2,582                      -
  Lexington S. Farm, KY                 -                            -                   887                      -
  Battlewood, SC                        -                            -                     9                      -
  Opelika, AL                           -                        2,600                    74                      -
  University Hills, CO                  -                            -                 2,083                      -
  Eastman, GA                           -                            -                     1                      -
  Lafayette, GA                         -                            -                     1                      -
  Tupelo, MS                            -                            -                    28                      -
  Winston Salem, NC                     -                          814                 1,907                      -
  Redev-Ft Oglethorpe, GA               -                            -                     5                      -
  Redev-Chamblee, GA                    -                            -                   113                      -
  Redev-Cartersville, GA                -                            -                   285                      -
                             ------------------------------------------------------------------------------------------------------
     Total Property under
               Development              -                       30,853                43,339                      -
                             ------------------------------------------------------------------------------------------------------
                             ------------------------------------------------------------------------------------------------------
                   Total     $     42,471                $     183,964         $     570,215           $     93,087
                             ------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                             COL. E                                         COL. F
------------------------------------------------------------------------------------------------------------------------------------
                             Gross Amount at which Carried at close of Period
                             ------------------------------------------------
                                                         Buildings and                                   Accumulated
Description                      Land                    Improvements                  Total             Depreciation
-----------------------------------------------------------------------------------------------------------------------------------
Property under Development
                             -------------------------------------------------------------------------------------------------------
  Early Acquisition Cost -          -                            162                     162                       -
  Nacogdoches, TX                 753                            935                   1,688                       -
  Asheville/Pallosa, NC             -                            809                     809                       -
  Redevelop -- Topeka, KS           -                              4                       4                       -
  Urving, TX                        -                             25                      25                       -
  Scottsboro, AL                  581                            365                     946                       -
  Manfreesboro, TN                924                          2,506                   3,430                       -
  Greensboro North, NC              -                          1,447                   1,447                       -
  Buford, GA                    1,162                          1,804                   2,966                       -
  Macon, GA                     1,100                          5,689                   6,789                       -
  Brandon Publix, FL            2,603                          5,682                   8,285                       -
  Nashville Charlotte, TN       3,261                            (87)                  3,174                       -
  Redev-Milwaukee, WI               -                              5                       5                       -
  Colombus, GA                  2,015                          1,472                   3,487                       -
  Beaver Valley II, PA          2,678                          4,997                   7,675                       -
  Stone Mountain, GA            5,951                          4,383                  10,334                       -
  Milwaukee S. Gate, WI             -                            173                     173                       -
  Goodletisville, TN                -                              -                       -                       -
  Hendersonville, TN            3,355                          4,651                   8,006                       -
  Greensboro Ph II, NC          1,302                            342                   1,644                       -
  Tucker, GA                    1,754                          2,582                   4,336                       -
  Lexington S. Farm, KY             -                            887                     887                       -
  Battlewood, SC                    -                              9                       9                       -
  Opelika, AL                   2,600                             74                   2,674                       -
  University Hills, CO              -                          2,083                   2,083                       -
  Eastman, GA                       -                              1                       1                       -
  Lafayette, GA                     -                              1                       1                       -
  Tupelo, MS                        -                             28                      28                       -
  Winston Salem, NC               814                          1,907                   2,721                       -
  Redev-Ft. Oglethorpe, GA          -                              5                       5                       -
  Redev-Chamblee, GA                -                            113                     113                       -
  Redev-Cartersville, GA            -                            285                     285                       -
                             -------------------------------------------------------------------------------------------------------
       Total Property under
          Development          30,853                         43,339                  74,192                       -
                          ----------------------------------------------------------------------------------------------------------
                          ----------------------------------------------------------------------------------------------------------
                 Total    $   185,964                   $    663,302            $    847,266            $     56,093
                           ---------------------------------------------------------------------------------------------------------

                                      ------------------------------------
                                            COL G            COL H
                                      ------------------------------------


                                           Date of           Date
Description                             Construction       Acquired
--------------------------------------------------------------------------
Property under Development

  Early Acquisition Cost -
  Nacogdoches, TX
  Asheville/Pallosa, NC
  Redevelop -- Topeka, KS
  Urving, TX
  Scottsboro, AL
  Manfreesboro, TN
  Greensboro North, NC
  Buford, GA
  Macon, GA
  Brandon Publix, FL
  Nashville Charlotte, TN
  Redev-Milwaukee, WI
  Colombus, GA
  Beaver Valley II, PA
  Stone Mountain, GA
  Milwaukee S. Gate, WI
  Goodletisville, TN
  Hendersonville, TN
  Greensboro Ph II, NC
  Tucker, GA
  Lexington S. Farm, KY
  Battlewood, SC
  Opelika, AL
  University Hills, CO
  Eastman, GA
  Lafayette, GA
  Tupelo, MS
  Winston Salem, NC
  Redev-Ft. Oglethorpe, GA
  Redev-Chamblee, GA
  Redev-Cartersville, GA

            Schedule III - Real Estate and Accumulated Depreciation
                            JDN Realty Corporation
                               December 31, 1998
                                (In thousands)


(1) Estimated useful life of building.
(2) Estimated useful life of sign.
(3) Aggregate cost for Federal Income tax purposes of $315,851.
(4) Reconciliation of "Real Estate and Accumulated Depreciation";


                                                        Years Ended December 31,
                                                     1998         1997       1996
                                                 ---------------------------------
Investment in Real Estate
   Balance at beginning of year                    $  535,303   $ 332,669  $ 276,818
   Additions/Improvements                             308,437     203,086     56,538
   Deductions                                         (18,310)       (452)      (687)
                                                 ------------------------------------
   Balance at end of year                          $  825,430   $ 535,303  $ 332,669
                                                 ====================================

Accumulated Depreciation
   Balance of beginning of year                    $   38,306   $  27,973  $  20,312
   Additions charged to costs and expenses             19,010       9,932      7,739
   Other Additions                                          -         401          -
   Deductions                                          (1,223)          -        (78)
                                                 ------------------------------------
   Balance at end of year                          $   56,093   $  38,306  $  27,973
                                                 ====================================

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              JDN REALTY CORPORATION



Dated:  March 23, 1999        By:   /s/ J. Donald Nichols
                                   ----------------------
                                    J. Donald Nichols
                                    Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                            Title                         Date
         ---------                            -----                         ----
 /s/ J. Donald Nichols           Chairman and Chief Executive Officer    March 23, 1999
-----------------------------
J. Donald Nichols


 /s/ Elizabeth L. Nichols        President and Director                  March 23, 1999
-----------------------------
Elizabeth L. Nichols


 /s/ William J. Kerley           Senior Vice President and
-----------------------------
William J. Kerley                Chief Financial Officer                 March 23, 1999



 /s/ John D. Harris, Jr.         Vice President and Controller           March 23, 1999
-----------------------------
John D. Harris, Jr.


 /s/ Haywood D. Cochrane, Jr.    Director                                March 23, 1999
-----------------------------
Haywood D. Cochrane, Jr.


 /s/ William B. Greene           Director                                March 23, 1999
-----------------------------
William B. Greene


 /s/ Craig Macnab                Director                                March 23, 1999
-----------------------------
Craig Macnab

           Signature              Title                                      Date
           ---------              -----                                      ----
/s/ Robert P. Corker, Jr.        Director                                March 23, 1999
-----------------------------
Robert P. Corker, Jr.


/s/ William G. Byrnes            Director                                March 23, 1999
-----------------------------
William G. Byrnes

                                  Item 14(c)
                                  ----------


                                   EXHIBITS
                                   --------

                                 EXHIBIT INDEX

Exhibit Number      Description
--------------      -----------

       3.1          Articles of Restatement of JDN Realty Corporation (1)

       3.2 Articles of Merger of JDN Enterprises, Inc. with and into the Company (2)

       3.3          Amended and Restated Bylaws of the Company (10)

       4            Specimen stock certificate (3)

      10.1 JDN Realty Corporation 1993 Incentive Stock Plan, as amended (10)

      10.2          JDN Realty Corporation 1993 Non-Employee Director Stock
                    Option Plan (2)

      10.3 Indemnification Agreement by and between J. Donald Nichols and JDN Realty Corporation, dated February 23, 1994 (2)

      10.4          Indemnification Agreement by and between Elizabeth L.
                    Nichols and JDN Realty Corporation, dated February 23,1994
                    (2)

      10.5 Indemnification Agreement by and between William J. Kerley and JDN Realty Corporation, dated February 23, 1994 (2)

      10.6 $200,000,000 Amended and Restated Credit Agreement dated as of September 2, 1998 among JDN Realty Corporation and Wachovia Bank N.A., as Agent (5)

      10.7 $100,000,000 Term Loan Credit Agreement dated as of February 17, 1999 among JDN Realty Corporation, Wachovia Bank, N.A., as Agent and PNC, National Association, as Documentation Agent

      10.8 Indenture, dated as of July 15, 1997, by the Company to First Union National Bank as Trustee (6)

      10.9 First Supplemental Indenture, dated as of July 31, 1997, by the Company to First Union National Bank, as Trustee (6)

      10.10 Second Supplemental Indenture, dated as of February 5, 1998, by the Company to First Union National Bank, as Trustee (7)

      10.11 JDN Realty Corporation Dividend Reinvestment and Stock Purchase Plan (8)

      10.12         JDN Realty Corporation 1995 Employee Stock Purchase Plan (4)

      10.13 Employment Agreement by and between J. Donald Nichols and the Company, dated as of December 1, 1996 (9)

      10.14 Employment Agreement by and between Elizabeth L. Nichols and the Company, dated as of December 1, 1996 (9)

      10.15 Employment Agreement by and between William J. Kerley and the Company, dated as of December 1, 1996 (9)

      10.16 Employment Agreement by and between David L. Henzlik and the Company, dated as of December 1, 1996 (9)

      10.17 Employment Agreement by and between John D. Harris, Jr. and the Company dated as of May 1, 1997. (10)

      10.18 Employment Agreement by and between Leilani L. Jones and the Company, dated as of May 1, 1997. (10)

      12            Ratio of Earnings to Fixed Charges

      21            Subsidiaries of the Company

      23            Consent of Independent Auditors

      27            Financial Data Schedule

      99.1 Risk Factors/Cautionary Statements for Purposes of the Private Securities Litigation Reform Act of 1995

      99.2          Federal Income Tax and ERISA considerations


     (1) Filed as an exhibit to the Company's filing on Form 8-K dated November 7, 1996, previously filed pursuant to the Securities Exchange Act of 1934, and hereby incorporated by reference.

     (2) Filed as an exhibit to the Company's Registration Statement on Form S-11 (No. 33-73710) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
     (3) Filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-22339) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
     (4) Filed as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-1848) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
     (5) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
     (6) Filed as an exhibit to the Company's filing on Form 8-K dated August 1, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
     (7) Filed as an exhibit to the Company's filing on Form 8-K dated February 13, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
     (8) Filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 33-90868) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
     (9) Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1996, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
     (10) Filed as an exhibit to the Company's filing on Form 10-K for the year ended December 31, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.