Form 10-Q
period 1999-03-31
JDN REALTY CORP
filed 1999-05-14
CIK 916836

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________.

Commission file number       1-12844
                         --------------

                                   JDN REALTY CORPORATION
                                   ----------------------
             (Exact name of registrant as specified in its charter)

        Maryland                                          58-1468053
-----------------------------                   --------------------------
(State of Jurisdiction of                            (I.R.S. Employer
incorporation or organization)                       Identification No.)


            359 East Paces Ferry Road, NE, Suite 400, Atlanta, GA  30305
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

     As of May 6, 1999, 33,235,706 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                                     Page No.
                                                                     --------

Condensed Consolidated Balance Sheets - March 31, 1999 and
   December 31, 1998                                                     2

Condensed Consolidated Statements of Income - Three Months Ended
   March 31, 1999 and 1998                                               3

Condensed Consolidated Statements of Cash Flow - Three Months
   Ended March 31, 1999 and 1998                                         4

Notes to Condensed Consolidated Financial Statements                     5

                            JDN REALTY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             March 31,           December 31,
                                                                                1999                 1998
                                                                          ----------------       ------------
                                                                            (Unaudited)
                                                                                   (In thousands)
ASSETS
  Shopping center properties, at cost:
    Land                                                                    $       158,401     $     153,111
    Buildings and improvements                                                      650,174           619,963
    Property under development                                                       76,010            74,192
                                                                            ---------------     -------------
                                                                                    884,585           847,266
    Less: accumulated depreciation and amortization                                 (61,264)          (56,093)
                                                                            ---------------     -------------
      Shopping center properties, net                                               823,321           791,173
  Rents receivable                                                                    8,133             7,158
  Investments in and advances to unconsolidated entities                            173,135           151,040
  Deferred costs, net of amortization                                                 5,236             4,424
  Other assets                                                                       13,802            15,127
                                                                           ----------------     -------------
                                                                            $     1,023,627     $     968,922
                                                                            ===============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities
    Unsecured notes payable                                                 $       334,589     $     234,573
    Unsecured lines of credit                                                        69,902           148,519
    Mortgage notes payable                                                           68,484            42,471
    Accounts payable and accrued expenses                                             9,453            11,550
    Other liabilities                                                                10,007            10,764
                                                                            ---------------     -------------
      Total liabilities                                                             492,435           447,877

  Third party investors' interest                                                     3,000             3,000

  Shareholders' Equity
    Preferred stock, par value $.01 per share -
      authorized 20,000,000 shares: 9 3/8% Series A
      Cumulative Redeemable Preferred Stock,
      liquidation preference $25 per share, issued and
      outstanding 2,000,000 shares in 1999 and 1998,
      respectively                                                                       20                20
    Common stock, par value $.01 per share -
      authorized 150,000,000 shares, issued and
      outstanding 33,233,694 and 32,704,408 shares
      in 1999 and 1998, respectively                                                    332               327
    Paid-in capital                                                                 534,929           524,787
    Accumulated deficit                                                              (7,089)           (7,089)
                                                                            ---------------     -------------
                                                                                    528,192           518,045
                                                                            ---------------     -------------
                                                                            $     1,023,627     $     968,922
                                                                            ===============     =============


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                       Three Months Ended March 31,
                                                                       1999                    1998
                                                                  --------------           ------------
                                                                              (In thousands)
Revenues:
  Minimum and percentage rents                                        $22,468                 $15,317
  Recoveries from tenants                                               3,212                   1,668
  Other revenue                                                            10                      61
                                                                      -------                 -------
    Total revenues                                                     25,690                  17,046

Operating expenses:
  Operating and maintenance                                             2,156                   1,161
  Real estate taxes                                                     1,637                     924
  General and administrative                                            2,167                   1,526
  Depreciation and amortization                                         5,279                   3,499
                                                                      -------                 -------
    Total operating expenses                                           11,239                   7,110
                                                                      -------                 -------
  Income from operations                                               14,451                   9,936

Other income (expense):
  Interest expense, net                                                (3,817)                 (1,812)
  Other income, net                                                       420                     161
  Equity in net income of unconsolidated entities                       1,147                     856
                                                                      -------                 -------
Income before minority interest in net income of
  consolidated subsidiary                                              12,201                   9,141
Minority interest in net income of consolidated subsidiary                (50)                    (29)
                                                                      -------                 -------
Net income                                                             12,151                   9,112
Dividends to preferred shareholders                                    (1,172)                      -
                                                                      -------                 -------
Net income attributable to common shareholders                        $10,979                 $ 9,112
                                                                      =======                 =======

Net income per common share:
  Basic                                                               $  0.33                 $  0.32
                                                                      =======                 =======
  Diluted                                                             $  0.33                 $  0.31
                                                                      =======                 =======

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              Three Months Ended March 31,
                                                                            1999                         1998
                                                                     ------------------           ------------------
                                                                                      (In thousands)
Net cash provided by operating activities                              $   11,158                       $   8,633

Cash flows from investing activities:
  Development of shopping center properties                               (35,386)                        (28,615)
  Improvements to shopping center properties                                 (277)                           (634)
  Purchase of shopping center properties                                       --                         (62,785)
  Investments in and advances to unconsolidated entities                  (20,948)                        (41,779)
  Other                                                                     1,049                              --
                                                                       ----------                       ---------
Net cash used in investing activities                                     (55,562)                       (133,813)

Cash flows from financing activities:
  Proceeds from unsecured lines of credit                                 353,540                         105,500
  Proceeds from mortgage notes payable                                     26,454                              --
  Proceeds from issuance of unsecured notes payable                            --                          76,548
  Principal payments on unsecured lines of credit                        (332,157)                       (126,000)
  Principal payments on mortgage notes payable                               (195)                            (68)
  Proceeds from issuance of common shares, net of
    underwriting commissions and offering expenses                         11,055                          67,827
  Dividends paid to preferred shareholders                                 (1,172)                             --
  Dividends paid to common shareholders                                   (11,963)                        (10,104)
  Other                                                                    (1,158)                             --
                                                                       ----------                       ---------
Net cash provided by financing activities                                  44,404                         113,703
                                                                       ----------                       ---------
Decrease in cash and cash equivalents                                          --                         (11,477)
Cash and cash equivalents, beginning of period                                 --                          11,477
                                                                       ----------                       ---------
Cash and cash equivalents, end of period                               $       --                       $      --
                                                                       ==========                       =========

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JDN REALTY CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                                 March 31, 1999


1.   THE COMPANY

     JDN Realty Corporation (the "Company") is a real estate company which specializes in the development and asset management of retail shopping centers anchored by value-oriented retailers. As of March 31, 1999 the Company owned and operated, either directly or through affiliated entities, a total of 98 shopping center properties and had 41 projects under construction. The Company has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes.

     The Company owns an interest in JDN Development Company, Inc. ("Development Company"), which is structured such that the Company owns 99% of the economic interest while J. Donald Nichols, the Company's Chairman and Chief Executive Officer, owns the remaining 1% and controls Development Company's operations and activities through his voting common stock ownership. As of March 31, 1999, the Company had invested $9.5 million in Development Company in the form of equity capital, $124.7 million in the form of secured notes receivable and $31.2 million in the form of unsecured advances.

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

     Earnings Per Share.   Basic and diluted earnings per share were computed in
accordance with the requirements of Statement of Financial Accounting Standards No. 128.

     Reclassifications. Certain amounts as previously reported have been reclassified to conform to the current period's presentation.

4.   DISTRIBUTIONS

     On March 2, 1999, the Company's Board of Directors declared a cash distribution of $0.36 per share to common shareholders of record on March 12, 1999. This distribution was paid on March 23, 1999.

     On March 2, 1999, the Company's Board of Directors declared a cash distribution of $0.586 per share to holders of record of the Company's 9 3/8% Series A Cumulative Redeemable Preferred Stock on March 15, 1999. This distribution was paid on March 31, 1999.

5.   TERM LOAN

     On February 17, 1999, the Company executed a $100.0 million Term Loan Credit Agreement with Wachovia Bank, N.A., as agent (the "Term Loan"). The Term Loan is unsecured, bears interest at LIBOR plus 1.40% and matures on February 15, 2002. The net proceeds from the Term Loan were used to repay amounts outstanding under the Company's unsecured lines of credit.

6.   MORTGAGE NOTES PAYABLE

     During March 1999, the Company closed two secured mortgage notes payable with Northwestern Mutual Life Insurance Company. The first mortgage note payable in the amount of $12.3 million is secured by a freestanding Lowe's store located in Woodstock, Georgia. The note bears a fixed interest rate of 6.55%, requires monthly payments of principal and interest in the amount of $94,051 and matures on April 15, 2018. The second mortgage note payable in the amount of $13.9 million is secured by a freestanding Lowe's store located in Alpharetta, Georgia. The note bears a fixed interest rate of 6.62%, requires monthly payments of principal and interest in the amount of $104,243 and matures on April 15, 2019. The net proceeds from these two loans were used to repay amounts outstanding under the Company's unsecured lines of credit.

7.   OFFERING OF COMMON STOCK

     On January 13, 1999, the Company issued 500,000 shares of its common stock, which netted proceeds to the Company of approximately $11.1 million.

8.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                          Three months ended March 31,
                                              1999           1998
----------------------------------------------------------------------
Numerator:
 Net income                                 $12,151        $ 9,112
 Dividends to preferred shareholders         (1,172)            -
                                            -------        -------
 Net income attributable to
  common shareholders                       $10,979        $ 9,112
                                            =======        =======

Denominator:
 Weighted-average shares outstanding         33,157         28,888
 Unvested restricted stock outstanding         (102)           (15)
                                            -------        -------
 Denominator for basic earnings
  per share                                  33,055         28,873
 Dilutive effect of stock options and
  unvested restricted stock                     488            548
                                            -------        -------
 Denominator for diluted earnings
  per share                                  33,543         29,421
                                            =======        =======

Net income per common share:
 Basic                                      $  0.33        $  0.32
                                            =======        =======
 Diluted                                    $  0.33        $  0.31
                                            =======        =======

     Of total options outstanding, options to purchase 93,000 and -0- shares of common stock for the three months ended March 31, 1999 and 1998, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

     The Company is the general partner in a limited partnership that issued limited partnership units valued at $3.0 million in a limited partnership formed to own and operate a shopping center in Milwaukee, Wisconsin. Subject to certain conditions, the limited partnership units are exchangeable for cash or 139,535 shares of the Company's common stock beginning in February 1999. As of March 31, 1999, none of the limited partnership units have been exchanged for shares. Using the "if-converted" method, the effect of these units is antidilutive; therefore, they have been excluded from the computation of earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     JDN Realty Corporation (the "Company") is a real estate company which specializes in the development and asset management of retail shopping centers anchored by value-oriented retailers. As of March 31, 1999, the Company owned and operated, either directly or through affiliated entities, a total of 98 shopping center properties and had 41 projects under construction. The Company has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes.

     The Company owns an interest in JDN Development Company, Inc. ("Development Company"), which is structured such that the Company owns 99% of the economic interest while J. Donald Nichols, the Company's Chairman and Chief Executive Officer, owns the remaining 1% and controls Development Company's operations and activities through his voting common stock ownership. Current tax laws restrict the ability of REITs to engage in certain activities, such as the sale of certain properties and third-party fee development; because it is not a REIT, Development Company may engage in real estate development activities such as the sale of all or a portion of a development project or the purchase, redevelopment and sale of an existing real estate property. As of March 31, 1999, the Company had invested $9.5 million in Development Company in the form of equity capital, $124.7 million in the form of secured notes receivable and $31.2 million in the form of unsecured advances.

Results of Operations

Comparison of the Three Months Ended March 31, 1999 to the Three Months Ended March 31, 1998

     During 1999 and 1998, the Company began operations at 28 properties which it developed totaling 3.2 million square feet (the "Development Properties").
In addition, during 1999 and 1998, the Company acquired 11 shopping center properties from third parties totaling 2.1 million square feet of gross leasable area (the "Acquisition Properties"). As indicated below, the Company's results of operations were affected by the Development Properties and the Acquisition Properties.

     Minimum and percentage rents increased $7.2 million or 46.7% to $22.5 million for the three months ended March 31, 1999 from $15.3 million for the same period in 1998. Of this increase, $4.0 million relates to the Development Properties and $2.6 million relates to the Acquisition Properties. The remaining increase relates to an increase in minimum and percentage rents at existing properties.

     Recoveries from tenants increased $1.5 million or 92.6% to $3.2 million for the three months ended March 31, 1999 from $1.7 million for the same period in 1998. Of this increase, $326,000 relates to the Development Properties and $1.1 million relates to the Acquisition Properties. The remaining increase relates to an increase in recoverable expenses at existing properties.

     Other revenue decreased $51,000 or 83.6% to $10,000 for the three months ended March 31, 1999 from $61,000 for the same period in 1998. This decrease is the result of a reduction in revenues associated with managing and leasing fewer properties for third-party owners.

     Operating and maintenance expenses increased $1.0 million or 85.7% to $2.2 million for the three months ended March 31, 1999 from $1.2 million for the same period in 1998. Of this increase, $195,000 relates to the Development Properties and $768,000 relates to the Acquisition Properties. The remaining increase relates to increased operating and maintenance expenses at existing properties.

     Real estate taxes increased $713,000 or 77.2% to $1.6 million for the three months ended March 31, 1999 from $924,000 for the same period in 1998. Of this increase, $181,000 relates to the Development Properties and $399,000 relates to the Acquisition Properties. The remaining increase in real estate taxes at existing properties is due primarily to additional taxes associated with several anchor tenant tracts for which the Company pays the property tax bill.

     General and administrative expenses increased $641,000 or 42.0% to $2.2 million for the three months ended March 31, 1999 from $1.5 million for the same period in 1998. General and administrative expenses as a percent of minimum and percentage rents decreased to 9.6% for the three months ended March 31, 1999 from 10.0% for the same period in 1998. The increase in absolute dollars primarily reflects the cost of additional employees and other expenses associated with the increased number of properties owned and operated by the Company.

     Depreciation and amortization expense increased $1.8 million or 50.9% to $5.3 million for the three months ended March 31, 1999 from $3.5 million for the same period in 1998. Of this increase, $878,000 relates to the Development Properties and $797,000 relates to the Acquisition Properties. The remaining increase primarily relates to furniture and fixtures purchased in association with the Company's move to new corporate offices in 1998.

     Interest expense, net of capitalized amounts, increased $2.0 million to $3.8 million for the three months ended March 31, 1999 from $1.8 million for the same period in 1998. This increase results primarily from an increase in average debt balances between 1999 and 1998.

     Other income, net increased $259,000 to $420,000 for the three months ended March 31, 1999 from $161,000 for the same period in 1998. This increase results from a decrease in amounts written off for development and acquisition projects the Company determined not to pursue.

     Equity in net income of unconsolidated entities increased $291,000 or 34.0% to $1.1 million for the three months ended March 31, 1999 from $856,000 for the same period in 1998. This increase results primarily from an increase in net gains on land sales at Development Company.

     Minority interest in net income of consolidated subsidiary increased $21,000 or 72.4% to $50,000 for the three months ended March 31, 1999 from $29,000 for the same period in 1998. Minority interest in net income of consolidated subsidiary represents the third party investors' share of the net income of a limited partnership, which owns and operates a shopping center located in Milwaukee, Wisconsin.


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

     The Company has presented below the calculation of FFO for the periods indicated:


(Dollars in thousands)                                           Three Months Ended March 31,
                                                                   1999                1998
                                                                -----------         -----------
Net income attributable to common shareholders                   $10,979              $ 9,112
Depreciation of real estate assets                                 4,973                3,320
Amortization of tenant allowances and tenant improvements             51                   40
Amortization of deferred leasing commissions                         123                   54
Adjustments related to activities in unconsolidated entities         239                  165
                                                                 -------              -------
FFO                                                              $16,365              $12,691
                                                                 =======              =======

Leasing and Property Information

     As of March 31, 1999, Wal-Mart, Lowe's and Kroger represented 16.0%, 13.9% and 4.2%, respectively, of the combined annualized base rent of the Company, Development Company and affiliated entities (collectively, "Combined Annualized Base Rent"). In addition, at that date, anchor tenants represented 69.2% of Combined Annualized Base Rent and national and regional tenants represented 86.9% of Combined Annualized Base Rent. As of March 31, 1999, properties owned and operated by the Company, Development Company and affiliated entities were 96.4% leased.

     On a same property basis, net operating income increased 1.5% between the three months ended March 31, 1999 and the same period in 1998. Net operating income represents property revenues less property expenses excluding interest expense, depreciation and amortization.

     As of March 31, 1999, the Company, Development Company and affiliated entities operated in 15 states, and 40.3%, 15.4%, and 10.7% of Combined Annualized Base Rent was represented by shopping center properties located in Georgia, North Carolina and Tennessee, respectively.

Forward-Looking Statements

     Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used, statements which are not historical in nature including the words "anticipate," "estimate," "should," "expect," "believe," "intend" and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Among the factors that could cause actual results to differ materially from those projected are the following: business conditions and the general economy, especially as they affect interest rates and value-oriented retailers; the federal, state and local regulatory environment; availability of debt and equity capital with favorable terms and conditions including, without limitation, the availability of bank credit facilities to fund development, redevelopment and acquisition activities; availability of new development and acquisition opportunities; changes in the financial condition or corporate strategy of the Company's primary retail tenants and in particular Wal-Mart and Lowe's; the failure of the Company's significant vendors or customers to accommodate the Year 2000 issue; ability to complete and lease existing development and redevelopment projects on schedule and within budget; and inability of the Company to maintain its qualification as a REIT. Other risks, uncertainties and factors that could cause actual results to differ materially than those projected are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K.

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

     During the first quarter of 1999, the Company funded $35.4 million in development costs and advanced $20.9 million to Development Company to fund its development and redevelopment activities.

     To fund its development activity, the Company completed a public offering of common stock, closed an unsecured term loan (the "Term Loan") and closed two secured loans for net proceeds of approximately $25.7 million. In January 1999, the Company issued 500,000 shares of its common stock, which netted proceeds to the Company of approximately $11.1 million. In February 1999, the Company closed the Term Loan in the amount of $100.0 million with Wachovia Bank, N. A., as agent. The Term Loan is unsecured, bears interest at LIBOR plus 1.40% and matures in February 2002. In March 1999, the Company closed two secured mortgage notes payable with Northwestern Mutual Life Insurance Company. The first mortgage note payable in the amount of $12.3 million is secured by a freestanding Lowe's store located in Woodstock, Georgia. This note bears a fixed interest rate of 6.55%, requires monthly payments of principal and interest in the amount of $94,051 and matures on April 15, 2018. The second mortgage note payable in the amount of $13.9 million is secured by a freestanding Lowe's store located in Alpharetta, Georgia. This note bears a fixed interest rate of 6.62%, requires monthly payments of principal and interest in the amount of $104,243 and matures on April 15, 2019. The net proceeds from these three transactions were used to repay amounts outstanding under the Company's unsecured lines of credit.

     During 1998, the Company entered into a Distribution Agreement with a group of agents led by Merrill Lynch relating to the proposed issue and sale from time to time of up to $505.5 million of the Company's Medium-Term Notes Due Nine
Months or More From the Date of Issue (the "Medium-Term Notes Program").   The
aggregate offering under the Medium-Term Notes Program is subject to reduction as a result of the sale by the Company of other securities described in its Prospectus dated October 30, 1997. The Medium-Term Notes Program provides an additional facility for funding the Company's acquisition and development activities. As of March 31, 1999, the Company had $265.8 million registered and available for issue under the Medium-Term Notes Program.

Indebtedness
------------
     The Company's total indebtedness as of March 31, 1999, consisted of the following:

                                                                         Effective                      Percent
                                                         Principal       Interest        Maturity       of Total
                                                          Balance          Rate            Date       Indebtedness
                                                       --------------    ---------      ----------    ------------
                                                       (in thousands)
Fixed Rate
----------
   Mortgage note payable - Denver, Colorado               $ 24,084          6.81%        17-Jul-01         5.1%
   MandatOry Par Put Remarketed Securities (1)              75,000          6.58%(2)     31-Mar-03        15.9%
   Mortgage note payable - Richmond, Kentucky                6,253          6.88%(3)     01-Dec-03         1.3%
   Seven Year Notes                                         74,811          7.10%(2)     01-Aug-04        15.8%
   Ten Year Notes                                           84,778          7.23%(2)     01-Aug-07        17.9%
   Mortgage note payable - Milwaukee, Wisconsin              5,064          7.75%        01-Aug-09         1.1%
   Mortgage note payable - Jackson, Mississippi              6,983          9.25%(4)     01-Mar-17         1.5%
   Mortgage note payable - Woodstock, Georgia               12,250          6.55%        15-Apr-18         2.6%
   Mortgage note payable - Alpharetta, Georgia              13,850          6.62%        15-Apr-19         2.9%
                                                          --------          ----                         -----
                                                           303,073          7.00%                         64.1%
Floating Rate
-------------
   Revolving Line of Credit                                 14,902          6.17%(5)     01-Sep-99         3.2%
   Unsecured Line of Credit                                 55,000          6.60%(5)     22-May-01        11.6%
   Term Loan                                               100,000          6.52%(6)     15-Feb-02        21.1%
                                                          --------          ----                         -----
                                                           169,902          6.52%                         35.9%
                                                          --------          ----                         -----
                                                          $472,975          6.83%                        100.0%
                                                          ========          ====                         =====
------------

(1) Represents notes payable with a stated rate of 6.918% and a stated maturity date of March 31, 2013. These notes are subject to mandatory tender on March 31, 2003.
(2) Represents stated rate plus amortization of deferred loan costs.
(3) The interest rate on this note is adjusted on December 1 of each year.
(4) The note can be prepaid after March 1, 2002 with 90 days written notice to the Lender. The Company will not incur any prepayment penalties in association with the loan prepayment after this date.
(5) Stated rate of LIBOR plus 1.00% plus amortization of deferred loan costs.
(6) Stated rate of LIBOR plus 1.40% plus amortization of deferred loan costs.

     As of March 31, 1999, the Company had $145.0 million available under the Unsecured Line of Credit and $5.1 million available under the Revolving Line of Credit.

Derivatives and Market Risk
---------------------------

     The Company is exposed to market risk from changes in interest rates on its indebtedness, which could impact its financial condition and results of operations. The Company manages its exposure to these market risks through its regular operating and financing activities. The Company manages its ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. The Company has and may from time to time in the future enter into interest rate swap agreements in which it agrees to exchange combinations of fixed and/or variable interest rates on agreed upon notional amounts. Effective as of March 31, 1999, the Company had one interest rate swap agreement as described below. Management does not foresee or expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed in the near future. The Company intends to use derivative financial instruments as risk management tools and not for speculative or trading purposes. Under the terms of the Company's interest rate swap agreement, the Company pays a fixed rate of 6.48% and receives a variable rate equal to the rate for the one-month LIBOR rate based on the notional amount in the contract of $50.0 million. The maturity date of the swap agreement is January 1, 2001.

Future Sources and Uses of Funds
--------------------------------

     As of March 31, 1999, the Company, Development Company and affiliated entities had 41 projects under construction which are expected to add approximately 3.3 million square feet of gross leasable area which the Company expects to own. Of this 3.3 million square feet, the Company expects to place approximately 1.3 million square feet into operations during the remainder of 1999. Of these projects under construction, 14 are located in Georgia, five each in North Carolina and Tennessee, four in Florida, three in Kentucky, and two each in Alabama, Pennsylvania and Texas. Of the total square feet under construction, 68.8% is either leased or committed to be leased by retailers. Additional funding needed to complete the construction of these projects is estimated to be $146.9 million.

     Management expects to fund the remaining costs of its current development projects and the costs of any future development projects or acquisitions with a combination of one or more of the following:

     . advances under the unsecured lines of credit;
     . additional issuances of securities under the Medium-Term Notes Program;
     . issuances of common or preferred stock;
     . issuances of debt securities;
     . issuances of limited partnership units in DownREIT structures;
     . advances under secured financings;
     . advances under term loans with financial institutions;
     . proceeds from asset sales or tax deferred exchanges;
     . proceeds from the contribution of assets to one or more joint ventures in which the Company, Development Company or affiliated entities participate.

     The Company is currently negotiating a joint venture with an institutional investor which could provide up to $200.0 million in capital to the Company. Under the proposed terms, the Company would contribute a pool of existing shopping centers and shopping centers under construction to the joint venture and retain an ownership interest in the joint venture. The Company is in the preliminary stages of structuring one or more transactions of this nature and there can be no assurance that any such transactions will be consummated.

     The Company is also currently negotiating the acquisition of a real estate development and property management company in the Denver, Colorado area. Under the proposed term of this transaction, Development Company, through a newly formed wholly-owned subsidiary, would acquire 100% of the outstanding stock of the target company for cash consideration of approximately $1.0 million. The Company expects this acquisition to close in May 1999; however, there can be no assurance that this transaction will be consummated.

     In order for the Company to continue to qualify as a REIT, it must annually distribute to its shareholders at least 95% of its taxable income. Management believes that the Company will meet this requirement in 1999 with cash generated by operating activities. In addition, management believes that cash generated by operating activities will be adequate to fund improvements to the Company's shopping center properties, leasing costs and scheduled debt amortization in 1999.

     In order to meet the Company's long-term liquidity requirements, management anticipates that the Company's cash from operating activities will continue to increase as a result of new developments, redevelopments, acquisitions and improved operations at existing centers. These activities should enable the Company to make its distributions to shareholders, maintain and improve its properties, make scheduled debt payments and obtain debt or equity financing for its development, redevelopment and acquisition projects. With the exception of three amortizing mortgage loans totaling $33.1 million, all of the Company's debt requires balloon payments in the future. The Revolving Line of Credit matures in 1999; a mortgage note payable of $24.1 million matures in 2001; the Unsecured Line of Credit matures in 2001; the Term Loan matures in 2002; the MOPPRS are subject to mandatory tender in 2003; a mortgage note payable of $6.3 million matures in 2003; the Seven Year Notes mature in 2004; the Ten Year Notes mature in 2007; and a mortgage note payable of $5.1 million matures in 2009. Management intends to refinance or repay these maturing debt instruments with proceeds from other sources of capital at or prior to their respective maturities. Management will evaluate various alternatives and select the best options based on market conditions at the time. Management expects to seek additional equity financing when market conditions are favorable in order to maintain its debt-to-total-market-capitalization ratio within acceptable limits. There can be no assurance that debt or equity markets will be favorable in the future, and unfavorable markets could limit the Company's ability to grow its business or repay or refinance maturing debt.

Certain Federal Income Tax Considerations

     On April 28, 1999, the Real Estate Investment Trust Modernization Act of 1999 (the "RMA"), H.R. 1616, was introduced in the House of Representatives.
The RMA contains certain provisions that, if enacted, would significantly modify the REIT-related provisions of the Internal Revenue Code of 1986, as amended (the "Code"). In addition to the provisions that may directly affect the Company (discussed in detail below), the RMA also contains provisions related to the following: (i) special foreclosure rules for healthcare REITs; (ii) clarification of the definition of independent contractors and (iii) modification of the earnings and profits rules.

Taxable REIT Subsidiaries
-------------------------

     Under the RMA, a REIT would be permitted to operate taxable REIT subsidiaries through which the REIT could provide "non-customary" and other currently prohibited services with respect to REIT tenants and other customers. Many REITs, including the Company, currently own interests in subsidiaries, which conduct such activities. The RMA would prohibit new investments in such subsidiaries by limiting a REIT's ownership in these subsidiaries to 10% of voting stock or 10% of the value of the subsidiaries. A REIT would be allowed to retain its current ownership in such a subsidiary as long as the subsidiary does not engage in a substantial new line of business or acquire any substantial asset. The RMA provides a three year period during which an existing subsidiary may be converted, tax-free, into a taxable REIT subsidiary. The value of the stock of all taxable REIT subsidiaries, as well as any grandfathered subsidiaries, would be limited, along with other non-real estate assets, to 25% of the value of the REIT's total assets. The RMA would also limit the deductibility of intercompany interest between a REIT and its taxable REIT subsidiaries (similar to the "earnings stripping" rules of Code Section 163(j)) and impose a 100% tax on non-arms length payments (a safe harbor for which is provided in the RMA) between a taxable REIT subsidiary and its affiliated REIT or that REIT's tenants.

Distribution Requirements
-------------------------

     Currently, in order to continue to maintain its qualification as a REIT, a REIT is required to distribute annually 95% of its REIT taxable income. The RMA would reduce the required distribution from 95% to 90% for taxable years beginning after the date of enactment of the RMA.

     If Congress enacts the provision related to taxable REIT subsidiaries, the ownership structure of Development Company would likely be restructured as a taxable REIT subsidiary. Management believes that, if the RMA is enacted in its current form, the activities conducted by Development Company would not change materially. For financial reporting purposes, the Company would likely change its accounting for Development Company from the equity method to the consolidated method. Management does not believe, however, that these changes would modify the way the Company conducts its business, nor would they have a material effect on the results of operations or financial condition of the Company.

     Introduction of the RMA represents only the first step in a complicated legislative process. At this time, it is uncertain whether Congress will enact any or all of these provisions or additional provisions.

Year 2000 Readiness Disclosure

     Like most businesses, the Company is reliant upon technology to operate and manage its business. Many computer systems process dates using two digits to identify the year, and some systems are unable to properly process dates beginning with the year 2000. As a result of this potential problem, the Company began to assess its exposure to this issue in 1997. As a result of its ongoing assessment, the Company believes that it has identified all of its information technology ("IT") and non-IT systems with exposure to the Year 2000 problem. The Company's critical IT systems include, but are not limited to, accounting and reporting applications and all IT hardware, such as desktop computers, laptop computers and data networking equipment. The Company's critical non-IT systems include, but are not limited to, telephone systems, fax machines, copy machines as well as HVAC systems at the Company's properties.
All of the Company's accounting and reporting software has been purchased from third-party vendors. The Company has requested and received certifications from its third-party vendors that all of its critical IT software is Year 2000 compliant. The Company is currently in the process of determining its exposure to any critical non-IT systems that are not Year 2000 compliant and will develop a contingency plan if one becomes necessary.

     The Company is undergoing an IT systems needs assessment unrelated to Year 2000 issues which may result in new accounting and reporting hardware and software being installed. The Company will ensure that all newly installed hardware and software are Year 2000 compliant.

     The Company cannot ensure that various third parties with which it deals will be Year 2000 compliant. Failure of various third parties such as banks, significant tenants and vendors to adequately address the Year 2000 problem
could have an adverse impact on the Company's business.   This impact could
include the inability of the Company's banks to process receipt or disbursement of checks for a period of time, the inability to receive payments from its significant tenants for a period of time and the inability of its vendors to provide services or materials to complete its development projects on time and within budget. The Company has reviewed publicly available information on the Year 2000 readiness of its banks and significant tenants and, based solely on a review of this information, has noted nothing indicating their failure to be Year 2000 compliant in all material respects. The Company is not aware of any other significant suppliers or vendors with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. There can be no assurances, however, that the systems of other companies on which the Company relies will be timely converted and would not have an adverse effect on the Company's systems. The Company will continue to monitor the state of Year 2000 readiness of these and other significant third parties, and will develop a contingency plan if one becomes necessary.

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

     Historic costs of addressing and solving the Company's Year 2000 problems have not been, and estimated costs are not expected to be, material.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the three months ended March 31, 1999, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

ITEM 5.   OTHER INFORMATION
          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               12   Statement re: Computation of Ratio of Earnings to Fixed
                    Charges
               27   Financial Data Schedule

          (b)  Reports on Form 8-K

               During the three months ended March 31, 1999, the Company filed the following reports on Form 8-K:

          (i) Form 8-K dated January 13, 1999 containing Terms Agreement with BT Alex. Brown Incorporated (the "Underwriter") relating to the sale by the Company to the Underwriter of 500,000 shares of the Company's Common Stock, par value $.01 per share, at a price of $22.25 per share.

          (ii) Form 8-K dated February 4, 1999 containing additional operational information of the Company for the three months and year ended December 31, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



May 13, 1999                  /s/ J. Donald Nichols
------------                  ---------------------
   (Date)                     J. Donald Nichols
                              Chief Executive Officer



May 13, 1999                  /s/ William J. Kerley
------------                  ---------------------
   (Date)                     William J. Kerley
                              Senior Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit
Number      Exhibit
------      -------

12      Statement re:  Computation of Ratio of Earnings to Fixed Charges
27      Financial Data Schedule