Form 10-Q
period 1999-06-30
JDN REALTY CORP
filed 1999-08-11
CIK 916836

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to                       .
                               ----------------------    ----------------------
Commission file number  001-12844
                        ---------

                             JDN REALTY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                      58-1468053
-------------------------------             -----------------------------------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          359 East Paces Ferry Road, NE, Suite 400, Atlanta, GA 30305
          -----------------------------------------------------------
              (Address of principal executive offices - zip code)

                                 (404) 262-3252
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
              ------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No
    ------           ------

    As of July 30, 1999, 33,247,659 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                               Page No.
                                                                               --------

Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998       2

Condensed Consolidated Statements of Income - Three Months Ended June 30,
1999 and 1998                                                                     3

Condensed Consolidated Statements of Income - Six Months Ended June 30,
1999 and 1998                                                                     4

Condensed Consolidated Statements of Cash Flow - Six Months Ended June 30,
1999 and 1998                                                                     5

Notes to Condensed Consolidated Financial Statements                              6

                             JDN REALTY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        June 30,           December 31,
                                                                          1999                1998
                                                                    ---------------       -------------
                                                                      (Unaudited)
                                                                               (In thousands)
ASSETS
   Shopping center properties held for use in operations, at cost:
      Land                                                               $   152,713      $ 153,111
      Buildings and improvements                                             582,358        619,963
                                                                         -----------      ---------

                                                                             735,071        773,074
      Less: accumulated depreciation and amortization                        (60,782)       (56,093)
                                                                         -----------      ---------

          Shopping center properties held for use in operations, net         674,289        716,981
Shopping center properties under development                                  70,874         74,192
Shopping center held for sale                                                105,006           --

                                                                         -----------      ---------
          Total shopping center properties                                   850,169        791,173

Rents receivable                                                               8,681          7,158
Investments in and advances to unconsolidated entities                       178,610        151,040
Deferred costs, net of amortization                                            5,355          4,424
Other assets                                                                  14,087         15,127
                                                                         -----------      ---------

                                                                         $ 1,056,902      $ 968,922
                                                                         ===========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Liabilities
      Unsecured notes payable                                            $   334,604      $ 234,573
      Unsecured lines of credit                                               87,956        148,519
      Mortgage notes payable                                                  80,849         42,471
      Accounts payable and accrued expenses                                   15,211         11,550
      Other liabilities                                                        8,791         10,764
                                                                         -----------      ---------
           Total liabilities                                                 527,411        447,877

   Third party investors' interest                                             3,000          3,000

   Shareholders' Equity
      Preferred stock, par value $.01 per share -
          authorized 20,000,000 shares: 9 3/8% Series A
          Cumulative Redeemable Preferred Stock,
          liquidation preference $25 per share, issued and
          outstanding 2,000,000 shares in 1999 and 1998,
          respectively                                                            20             20
      Common stock, par value $.01 per share -
          authorized 150,000,000 shares, issued and
          outstanding 33,245,424 and 32,704,408 shares
          in 1999 and 1998 respectively                                          332            327
      Paid-in capital                                                        533,228        524,787
      Accumulated deficit                                                     (7,089)        (7,089)
                                                                         -----------      ---------
                                                                             526,491        518,045
                                                                         -----------      ---------

                                                                         $ 1,056,902      $ 968,922
                                                                         ===========      =========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JDN REALTY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                 Three Months Ended June 30,
                                                                     1999           1998
                                                                 -----------     -----------
                                                                       (In thousands)
Revenues:
   Minimum and percentage rents                                  $ 22,805      $ 16,979
   Recoveries from tenants                                          3,133         2,211
   Other revenue                                                        2            19
                                                                 ----------    ---------

      Total revenues                                               25,940        19,209

Operating expenses:
   Operating and maintenance                                        1,907         1,573
   Real estate taxes                                                1,741         1,075
   General and administrative                                       1,873         1,917
   Depreciation and amortization                                    5,498         4,089
                                                                 ----------    ----------

      Total operating expenses                                     11,019         8,654
                                                                 ----------    ----------

   Income from operations                                          14,921        10,555

Other income (expense):
   Interest expense, net                                           (3,973)       (2,014)
   Other income, net                                                  348           260
   Equity in net income of unconsolidated entities                  1,084         1,234
                                                                 ----------    -----------

Income before minority interest in net income of
   consolidated subsidiary and net gain on real estate sales       12,380        10,035
Minority interest in net income of consolidated subsidiary            (55)          (67)
                                                                 -----------   -----------

Income before net gain on real estate sales                        12,325         9,968
Net gain on real estate sales                                        --              85
                                                                 -----------   -----------

Net income                                                         12,325        10,053
Dividends to preferred shareholders                                (1,172)         --
                                                                 -----------   -----------

Net income attributable to common shareholders                   $ 11,153      $ 10,053
                                                                 ===========   ===========

Net income per common share:
   Basic                                                         $     0.34    $      0.33
                                                                 ===========   ===========
   Diluted                                                       $     0.33    $      0.32
                                                                 ===========   ===========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JDN REALTY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                 Six Months Ended June 30,
                                                                    1999          1998
                                                               -------------   --------------
                                                                        (In thousands)
Revenues:
    Minimum and percentage rents                                 $ 45,273      $ 32,296
    Recoveries from tenants                                         6,345         3,879
    Other revenue                                                      12            80
                                                                 -----------   ----------
        Total revenues                                             51,630        36,255

Operating expenses:
    Operating and maintenance                                       4,063         2,734
    Real estate taxes                                               3,378         1,999
    General and administrative                                      4,040         3,443
    Depreciation and amortization                                  10,777         7,588
                                                                 -----------   ----------
        Total operating expenses                                   22,258        15,764
                                                                 -----------   ----------
    Income from operations                                         29,372        20,491

Other income (expense):
    Interest expense, net                                          (7,790)       (3,826)
    Other income, net                                                 768           421
    Equity in net income of unconsolidated entities                 2,231         2,090
                                                                 -----------   ----------

Income before minority interest in net income of
    consolidated subsidiary and net gain on real estate sales      24,581        19,176
Minority interest in net income of consolidated subsidiary           (105)          (96)
                                                                 -----------   ----------
Income before net gain on real estate sales                        24,476        19,080
Net gain on real estate sales                                        --              85
                                                                 -----------   ----------
Net income                                                         24,476        19,165
Dividends to preferred shareholders                                (2,344)         --
                                                                 -----------   ----------
Net income attributable to common shareholders                   $ 22,132      $ 19,165
                                                                 ===========   ==========

Net income per common share:
    Basic                                                        $   0.67      $   0.64
    Diluted                                                      $   0.66      $   0.63
                                                                 ===========   ===========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JDN REALTY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                   Six Months Ended
                                                                       June 30,
                                                                 1999          1998
                                                              ----------     ---------
                                                                   (In thousands)
Net cash provided by operating activities                     $  31,800      $  27,451


Cash flows from investing activities:
   Development of shopping center properties                    (66,938)       (62,375)
   Improvements to shopping center properties                    (1,012)          (901)
   Purchase of shopping center properties                          --          (92,772)
   Investments in and advances to unconsolidated entities       (25,340)       (50,367)
   Other                                                          1,008         (7,614)
                                                              ---------      ---------
Net cash used in investing activities                           (92,282)      (214,029)

Cash flows from financing activities:
   Proceeds from unsecured lines of credit                      322,405        181,500
   Proceeds from mortgage notes payable                          39,454           --
   Proceeds from issuance of unsecured notes payable            100,000         76,548
   Principal payments on unsecured lines of credit             (382,968)      (126,000)
   Principal payments on mortgage notes payable                    (587)          (212)
   Proceeds from issuance of common shares, net of
      underwriting commissions and offering expenses             11,165         66,603
   Dividends paid to preferred shareholders                      (2,344)          --
   Dividends paid to common shareholders                        (25,094)       (21,256)
   Other                                                         (1,549)          (392)
                                                              ---------      ---------
Net cash provided by  financing activities                       60,482        176,791
                                                              ---------      ---------
Decrease in cash and cash equivalents                              --           (9,787)
Cash and cash equivalents, beginning of period                     --           11,439
                                                              ---------      ---------
Cash and cash equivalents, end of period                      $    --        $   1,652
                                                              =========      =========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JDN REALTY CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 1999


1.   THE COMPANY

     JDN Realty Corporation (the "Company") is a real estate company which specializes in the development and asset management of retail shopping centers anchored by value-oriented retailers. As of June 30, 1999 the Company owned and operated, either directly or through affiliated entities, a total of 101 shopping center properties and had 48 projects under construction. The Company has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes.

     The Company owns an interest in JDN Development Company, Inc. ("Development Company"), which is structured such that the Company owns 99% of the economic interest while J. Donald Nichols, the Company's Chairman and Chief Executive Officer, owns the remaining 1% and controls Development Company's operations and activities through his voting common stock ownership. As of June 30, 1999, the Company had invested $9.6 million in Development Company in the form of equity capital, $122.3 million in the form of secured notes receivable and $29.8 million in the form of unsecured advances.

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

4.   DISTRIBUTIONS

     On May 19, 1999, the Company's Board of Directors declared a cash distribution of $0.395 per share to common shareholders of record on June 10, 1999. This distribution was paid on June 24, 1999.


     On May 19, 1999, the Company's Board of Directors declared a cash distribution of $0.586 per share to holders of record of the Company's 9 3/8% Series A Cumulative Redeemable Preferred Stock on June 15, 1999. This distribution was paid on June 30, 1999.

5.   UNSECURED LINE OF CREDIT

     On June 11, 1999, the Company amended its unsecured line of credit (the "Unsecured Line of Credit") as follows: (1) decreased maximum borrowings from $200,000,000 to $185,000,000 (expandable to $200,000,000); (2) extended the maturity date by one year from May 22, 2001 to May 22, 2002; and (3) increased the borrowing rate from LIBOR plus 1.00% to LIBOR plus 1.15%.

6.   MORTGAGE NOTE PAYABLE

     On May 4, 1999, the Company borrowed $13.0 million from New York Life Insurance Company. The loan is evidenced by a mortgage note which is secured by real property containing a freestanding Lowe's store located in Lilburn, Georgia. The note bears a fixed interest rate of 6.70%, requires monthly payments of principal and interest in the amount of $101,617 and matures on February 10, 2018. The net proceeds from this loan were used to repay amounts outstanding under the Company's unsecured lines of credit.

7.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                         Three months ended June 30,    Six Months ended June 30,
                                                 1999         1998          1999        1998
                                                 ----         ----          ----        ----

Numerator:
   Net income                                $ 12,325     $ 10,053       $ 24,476       $ 19,165
   Dividends to preferred shareholders         (1,172)        --           (2,344)          --
                                             -----------  -----------    -----------    ----------
    Net income attributable to
      common shareholders                    $ 11,153     $ 10,053       $ 22,132       $ 19,165
                                             ===========  ===========    ===========    ==========
Denominator:
   Weighted-average shares outstanding         33,239       30,978         33,199        29,939
   Unvested restricted stock outstanding          (83)        (111)           (93)          (63)
                                             -----------  -----------    -----------    ----------
   Denominator for basic earnings
      per share                                33,156       30,867         33,106        29,876
   Dilutive effect of stock options and
      unvested restricted stock                   523          563            505           555
                                             -----------  -----------    -----------    ----------
   Denominator for diluted earnings
      per share                                33,679       31,430         33,611        30,431
                                             ===========  ===========    ===========    ==========
Net income per common share:
   Basic                                     $   0.34     $   0.33       $   0.67       $  0.64
                                             ===========  ===========    ===========    ==========
   Diluted                                   $   0.33     $   0.32       $   0.66       $  0.63
                                             ===========  ===========    ===========    ==========

     Of total options outstanding, options to purchase 93,000 and 18,000 shares of common stock for the three months ended June 30, 1999 and 1998, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

     The Company is the general partner in a limited partnership that issued limited partnership units valued at $3.0 million in a limited partnership formed to own and operate a shopping center in Milwaukee, Wisconsin. Subject to certain conditions, the limited partnership units are exchangeable for cash or 139,535 shares of the Company's common stock beginning in February 1999. As of June 30, 1999, none of the limited partnership units have been exchanged for shares. Using the "if-converted" method, the effect of these units is antidilutive; therefore, they have been excluded from the computation of earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     JDN Realty Corporation (the "Company") is a real estate company which specializes in the development and asset management of retail shopping centers anchored by value-oriented retailers. As of June 30, 1999, the Company owned and operated, either directly or through affiliated entities, a total of 101 shopping center properties and had 48 projects under construction. The Company has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes.

     The Company owns an interest in JDN Development Company, Inc. ("Development Company"), which is structured such that the Company owns 99% of the economic interest while J. Donald Nichols, the Company's Chairman and Chief Executive Officer, owns the remaining 1% and controls Development Company's operations and activities through his voting common stock ownership. Current tax laws restrict the ability of REITs to engage in certain activities, such as the sale of certain properties and third-party fee development; because it is not a REIT, Development Company may engage in real estate development activities such as the sale of all or a portion of a development project or the purchase, redevelopment and sale of an existing real estate property. As of June 30, 1999, the Company had invested $9.6 million in Development Company in the form of equity capital, $122.3 million in the form of secured notes receivable and $29.8 million in the form of unsecured advances.

Results of Operations

Comparison of the Three Months Ended June 30, 1999 to the Three Months Ended June 30, 1998

     During 1999 and 1998, the Company began operations at 31 properties which it developed totaling 3.8 million square feet (the "Development Properties"). In addition, during 1999 and 1998, the Company acquired 11 shopping center properties from third parties totaling 2.1 million square feet of gross leasable area (the "Acquisition Properties"). As indicated below, the Company's results of operations were affected by the Development Properties and the Acquisition Properties.

     Minimum and percentage rents increased $5.8 million or 34.3% to $22.8 million for the three months ended June 30, 1999 from $17.0 million for the same period in 1998. Of this increase, $4.1 million relates to the Development Properties and $1.5 million relates to the Acquisition Properties. The remaining increase relates to an increase in minimum and percentage rents at existing properties.

     Recoveries from tenants increased $922,000 or 41.8% to $3.1 million for the three months ended June 30, 1999 from $2.2 million for the same period in 1998. Of this increase, $309,000 relates to the Development Properties and $553,000 relates to the Acquisition Properties. The remaining increase relates to an increase in recoverable expenses at existing properties.

     Other revenue decreased $17,000 or 91.9% to $2,000 for the three months ended June 30, 1999 from $19,000 for the same period in 1998. This decrease is the result of a reduction in revenues associated with managing and leasing fewer properties for third-party owners.

     Operating and maintenance expenses increased $334,000 or 21.2% to $1.9 million for the three months ended June 30, 1999 from $1.6 million for the same period in 1998. Of this increase, $191,000 relates to the Development Properties and $212,000 relates to the Acquisition Properties. These increases are offset by a decrease in operating and maintenance expenses at existing properties because the Company incurred painting and parking lot repair expenses for many of its existing properties in 1998 which it did not incur in 1999.

     Real estate taxes increased $666,000 or 62.0% to $1.7 million for the three months ended June 30, 1999 from $1.1 million for the same period in 1998. Of this increase, $191,000 relates to the Development Properties and $386,000 relates to the Acquisition Properties. The remaining increase in real estate taxes at existing properties is due to the fact that the Company is now responsible for paying taxes on three anchor tenant tracts which in previous years were paid by the tenants. The Company will bill these additional expenses back to the tenants and has recognized this additional revenue in recoveries from tenants.

     General and administrative expenses decreased $44,000 or 2.3% for the three months ended June 30, 1999 over the same period in 1998. General and administrative expenses as a percent of minimum and percentage rents decreased to 8.2% for the three months ended June 30, 1999 from 11.3% for the same period in 1998. This decrease is due to a reduction in the costs associated with the annual report to shareholders, the annual meeting of shareholders and miscellaneous costs related to seminars and industry conventions.

     Depreciation and amortization expense increased $1.4 million or 34.5% to $5.5 million for the three months ended June 30, 1999 from $4.1 million for the same period in 1998. Of this increase, $967,000 relates to the Development Properties and $401,000 relates to the Acquisition Properties. The remaining increase primarily relates to furniture and fixtures purchased in connection with the Company's move to new corporate offices in 1998.

     Interest expense, net of capitalized amounts, increased $2.0 million or 97.3% to $4.0 million for the three months ended June 30, 1999 from $2.0 million for the same period in 1998. This increase results primarily from an increase in average debt balances between 1999 and 1998.

     Other income, net increased $88,000 or 33.6% to $348,000 for the three months ended June 30, 1999 from $260,000 for the same period in 1998. This increase results from an increase in interest income from third-party notes receivable.

     Equity in net income of unconsolidated entities decreased $150,000 or 12.2% to $1.1 million for the three months ended June 30, 1999 from $1.2 million for the same period in 1998. This decrease results primarily from a decrease in net gains on land sales by Development Company.

     Minority interest in net income of consolidated subsidiary decreased $12,000 or 18.7% to $55,000 for the three months ended June 30, 1999 from $68,000 for the same period in 1998. Minority interest in net income of consolidated subsidiary represents the third-party investors' share of the net income of a limited partnership, which owns and operates a shopping center located in Milwaukee, Wisconsin, and the decrease relates to a decrease in related net income allocated to the third-party investors.

     Net gain on real estate sales for the three months ended June 30, 1998 of $85,000 represents a gain on the sale of an outparcel located in Hickory, North Carolina. There were no real estate sales during the three months ended June 30, 1999.

Comparison of the Six Months Ended June 30, 1999 to the Six Months Ended June 30, 1998

     Minimum and percentage rents increased $13.0 million or 40.2% to $45.3 million for the six months ended June 30, 1999 from $32.3 million for the same period in 1998. Of this increase, $8.1 million relates to the Development Properties and $4.1 million relates to the Acquisition Properties. The remaining increase relates to an increase in minimum and percentage rents at existing properties.

     Recoveries from tenants increased $2.5 million or 63.6% to $6.3 million for the six months ended June 30, 1999 from $3.9 million for the same period in 1998. Of this increase, $648,000 relates to the Development Properties and $1.6 million relates to the Acquisition Properties. The remaining increase relates to an increase in recoverable expenses at existing properties.

     Other revenue decreased $68,000 or 86.3% to $12,000 for the six months ended June 30, 1999 from $80,000 for the same period in 1998. This decrease is the result of a reduction in revenues associated with managing and leasing fewer properties for third-party owners.

     Operating and maintenance expenses increased $1.3 million or 48.6% to $4.1 million for the six months ended June 30, 1999 from $2.7 million for the same period in 1998. Of this increase, $391,000 relates to the Development Properties and $981,000 relates to the Acquisition Properties. These increases are offset by a decrease in operating and maintenance expenses at existing properties because the Company incurred painting and parking lot repair expenses for many of its existing properties in 1998 which it did not incur in 1999.

     Real estate taxes increased $1.4 million or 69.0% to $3.4 million for the six months ended June 30, 1999 from $2.0 million for the same period in 1998. Of this increase, $376,000 relates to the Development Properties and $785,000 relates to the Acquisition Properties. The remaining increase in real estate taxes at existing properties is due to the fact that the Company is now responsible for paying taxes on three anchor tenant tracts which in previous years were paid by the tenants due to one redevelopment where the anchor tenant changed and to an administrative issue from the taxing authority on one of the Company's shopping centers (containing two anchor tenants).

     General and administrative expenses increased $597,000 or 17.3% to $4.0 million for the six months ended June 30, 1999 from $3.4 million for the same period in 1998. General and administrative expenses as a percent of minimum and percentage rents decreased to 8.9% for the six months ended June 30, 1999 from 10.7% for the same period in 1998. The increase in absolute dollars primarily reflects the cost of additional employees and other expenses associated with the increased number of properties owned and operated by the Company.

     Depreciation and amortization expense increased $3.2 million or 42.0% to $10.8 million for the six months ended June 30, 1999 from $7.6 million for the same period in 1998. Of this increase, $1.8 million relates to the Development Properties and $1.2 million relates to the Acquisition Properties. The remaining increase primarily relates to furniture and fixtures purchased in connection with the Company's move to new corporate offices in 1998.

     Interest expense, net of capitalized amounts, increased $4.0 million to $7.8 million for the six months ended June 30, 1999 from $3.8 million for the same period in 1998. This increase results primarily from an increase in average debt balances between 1999 and 1998.

     Other income, net increased $347,000 or 82.4% to $768,000 for the six months ended June 30, 1999 from $421,000 for the same period in 1998. This increase results from a decrease in amounts written off for development and acquisition projects the Company determined not to pursue and an increase in interest income received from third-party notes receivable.

     Equity in net income of unconsolidated entities increased $141,000 or 6.7% to $2.2 million for the six months ended June 30, 1999 from $2.1 million for the same period in 1998. This increase results primarily from an increase in net gains on land sales by Development Company.

     Minority interest in net income of consolidated subsidiary increased $9,000 or 8.9% to $105,000 for the six months ended June 30, 1999 from $96,000 for the same period in 1998. Minority interest in net income of consolidated subsidiary represents the third-party investors' share of the net income of a limited partnership, which owns and operates a shopping center located in Milwaukee, Wisconsin.

     Net gain on real estate sales for the six months ended June 30, 1998 of $85,000 represents a gain on the sale of an outparcel located in Hickory, North Carolina. There were no real estate sales during the six months ended June 30, 1999.

Funds From Operations

     Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts, Inc. to mean net income, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash provided by operating activities, investing activities and financing activities, it provides investors with an indication of the Company's ability to make capital expenditures, to incur and service debt, and to fund other cash needs. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash provided by operating activities as defined by GAAP, should not be considered an alternative to net income (determined in accordance with GAAP) as an indication of operating performance and is not indicative of cash available to fund all cash flow needs, including the Company's ability to make cash distributions.

     The Company has presented below the calculation of FFO for the periods indicated:

(Dollars in thousands)                                                   Three Months Ended June 30,
                                                                           1999         1998
                                                                           ----         ----
Net income attributable to common shareholders                          $ 11,153    $ 10,053
Depreciation of real estate assets                                         5,183       3,857
Amortization of tenant allowances and tenant improvements                     53          44
Amortization of deferred leasing commissions                                 127          55
Net (gain) loss on real estate sales                                        --           (85)
Adjustments related to activities in unconsolidated entities                 197         169
                                                                        --------     -------
FFO                                                                     $ 16,713    $ 14,093
                                                                        ========    ========


                                                                        Six Months Ended June 30,
                                                                          1999         1998
                                                                          ----         ----
Net income attributable to common shareholders                          $ 22,132    $ 19,165
Depreciation of real estate assets                                        10,156       7,177
Amortization of tenant allowances and tenant improvements                    104          84
Amortization of deferred leasing commissions                                 250         109
Net (gain) loss on real estate sales                                        --           (85)
Adjustments related to activities in unconsolidated entities                 436         334
                                                                         -------    --------
FFO                                                                     $ 33,078    $ 26,784
                                                                         =======    ========

Leasing and Property Information

     As of June 30, 1999, Wal-Mart, Lowe's and Kroger represented 15.5%, 14.9% and 3.9%, respectively, of the combined annualized base rent of the Company, Development Company and affiliated entities (collectively, "Combined Annualized Base Rent"). In addition, at that date, anchor tenants represented 68.9% of Combined Annualized Base Rent and national and regional tenants represented 86.4% of Combined Annualized Base Rent. As of June 30, 1999, properties owned and operated by the Company, Development Company and affiliated entities were 96.0% leased.

     On a same property basis, net operating income increased 0.5% between the six months ended June 30, 1999 and the same period in 1998. Net operating income represents property revenues less property expenses except interest expense, depreciation and amortization.

     As of June 30, 1999, the Company, Development Company and affiliated entities operated in 15 states, and 41.0%, 15.3%, and 10.6% of Combined Annualized Base Rent was represented by shopping center properties located in Georgia, North Carolina and Tennessee, respectively.

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

Liquidity and Capital Resources

Sources and Uses of Funds
-------------------------

     Historically, the Company's primary sources of funds have been cash provided by operating activities and proceeds from lines of credit, secured mortgage notes payable, debt offerings and equity offerings. The Company's primary uses of funds have been development, redevelopment and acquisition of shopping center properties, distributions to shareholders, repayment of outstanding indebtedness, scheduled debt amortization and capital improvements to its existing shopping center properties. The Company generally has used cash provided by operating activities to fund its distributions to shareholders, capital improvements to existing properties and scheduled debt amortization. The Company has used proceeds from its lines of credit to finance its development, redevelopment and acquisition activities. The Company has used proceeds from secured mortgage notes payable and debt and equity offerings to repay outstanding indebtedness and to fund its ongoing development, redevelopment and acquisition activities.

     During the first six months of 1999, the Company incurred $66.9 million in development costs and advanced $25.3 million to Development Company to fund its development and redevelopment activities.

     To fund its development activity in 1999, the Company has completed five capital markets transactions. On January 13, 1999, the Company issued 500,000 shares of its common stock, which netted proceeds to the Company of approximately $10.8 million. In February 1999, the Company closed an unsecured term loan (the "Term Loan") in the amount of $100.0 million with Wachovia Bank,
N. A., as agent. The Term Loan bears interest at LIBOR plus 1.40% and matures in February 2002. During the first six months of 1999, the Company closed three secured mortgage notes payable with two institutional investors. The three secured mortgage notes payable netted aggregate proceeds to the Company of $38.6 million, require aggregate monthly payments of principal and interest in the amount of approximately $300,000, have a weighted average interest rate of 6.62%, mature in 2018 and 2019, and each of the notes is secured by real property containing Lowe's stores located in Woodstock, Georgia, Alpharetta, Georgia and Lilburn, Georgia. The net proceeds from these five transactions were used to repay amounts outstanding under the Company's unsecured lines of credit.

     During 1998, the Company entered into a Distribution Agreement with a group of agents led by Merrill Lynch relating to the proposed issue and sale from time to time of up to $505.5 million of the Company's Medium-Term Notes Due Nine Months or More From the Date of Issue (the "Medium-Term Notes Program"). The aggregate offering under the Medium-Term Notes Program is subject to reduction as a result of the sale by the Company of other securities described in its Prospectus dated October 30, 1997. The Medium-Term Notes Program provides an additional facility for funding the Company's acquisition and development activities. As of June 30, 1999, other than securities which are subject to exchange for limited partnership units, the Company had $265.8 million registered and available for issue under the Medium-Term Notes Program.

Indebtedness
------------
     The Company's total indebtedness as of June 30, 1999, consisted of the following:

                                                                             Effective                     Percent
                                                              Principal       Interest    Maturity         of Total     Months to
                                                              Balance           Rate        Date         Indebtedness   Maturity
                                                             ----------      ---------   ---------       -----------    ---------
                                                           (in thousands)
Fixed Rate
----------
    Mortgage note payable - Denver, Colorado                 $  23,743         6.81%     17-Jul-01         4.7%             25
    MandatOry Par Put Remarketed Securities ("MOPPRS")(1)       75,000         6.58%(2)  31-Mar-03        14.9%             45
    Mortgage note payable - Richmond, Kentucky                   6,215         6.88%(3)  01-Dec-03         1.2%             53
    Seven Year Notes                                            74,820         7.10%(2)  01-Aug-04        14.9%             61
    Ten Year Notes                                              84,784         7.23%(2)  01-Aug-07        16.8%             97
    Mortgage note payable - Milwaukee, Wisconsin                 4,984         7.75%     01-Aug-09         1.0%            121
    Mortgage note payable - Jackson, Mississippi                 6,945         9.25%(4)  01-Mar-17         1.4%            212
    Mortgage note payable - Lilburn, Georgia                    12,971         6.70%(2)  10-Feb-18         2.6%            224
    Mortgage note payable - Woodstock, Georgia                  12,196         6.55%(2)  15-Apr-18         2.4%            226
    Mortgage note payable - Alpharetta, Georgia                 13,795         6.62%(2)  15-Apr-19         2.7%            238
                                                             ---------         ----                       ----             ---
                                                               315,453         7.01%                      62.7%             89
Floating Rate
-------------
    Revolving Line of Credit                                     1,956         7.80%(5)  01-Sep-99         0.4%              2
    Term Loan                                                  100,000         6.61%(6)  15-Feb-02        19.9%             32
    Unsecured Line of Credit                                    86,000         6.63%(7)  22-May-02        17.1%             35
                                                             ---------         ----                      -----             ---
                                                               187,956         6.63%                      37.3%             33
                                                             ---------         ----                      -----             ---
                                                             $ 503,409         6.87%                     100.0%             68
                                                             =========         ====                      =====             ===

(1) Represents notes payable with a stated rate of 6.918% and a stated maturity date of March 31, 2013. These notes are subject to mandatory tender on March 31, 2003.
(2) Represents stated rate plus amortization of deferred loan costs.
(3) The interest rate on this note is adjusted on December 1 of each year.
(4) The note can be prepaid after March 1, 2002 with 90 days written notice to the Lender. The Company will not incur any prepayment penalties in association with the loan prepayment after this date.
(5) Stated rate of LIBOR plus 1.00% plus amortization of deferred loan costs.
(6) Stated rate of LIBOR plus 1.40% plus amortization of deferred loan costs.
(7) Stated rate of LIBOR plus 1.15% plus amortization of deferred loan costs.

     As of June 30, 1999, the Company had $99.0 million available under the Unsecured Line of Credit and approximately $18.0 million available under the Revolving Line of Credit.

Derivatives and Market Risk
---------------------------

     The Company is exposed to market risk from changes in interest rates on its indebtedness, which could impact its financial condition and results of operations. The Company manages its exposure to these market risks through its regular operating and financing activities. The Company manages its ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. The Company has and may from time to time in the future enter into interest rate swap agreements in which it agrees to exchange combinations of fixed and/or variable interest rates on agreed upon notional amounts. Effective as of June 30, 1999, the Company had one interest rate swap agreement as described below. Management does not foresee or expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed in the near future. The Company intends to use derivative financial instruments as risk management tools and not for speculative or trading purposes. Under the terms of the Company's interest rate swap agreement, the Company pays a fixed rate of 6.48% and receives a variable rate equal to the rate for the one-month LIBOR rate based on the notional amount in the contract of $50.0 million. The maturity date of the swap agreement is January 1, 2001.

Future Sources and Uses of Funds
--------------------------------
     As of June 30, 1999, the Company, Development Company and affiliated entities had 48 projects under construction which are expected to add approximately 3.5 million square feet of gross leasable area which the Company expects to own. Of this 3.5 million square feet, the Company expects to place approximately 1.1 million square feet into operations during the remainder of 1999. Of these projects under construction, 16 are located in Georgia, six in Tennessee, five in North Carolina, four each in Florida and Texas, three in Pennsylvania, and two in Alabama. Of the total square feet under construction, 76.1% is either leased or committed to be leased or purchased by retailers. Additional funding needed to complete the construction of these projects is estimated to be $162.9 million.

     Management expects to fund the remaining costs of its current development projects and the costs of any future development projects or acquisitions with a combination of one or more of the following:

     .  advances under its unsecured lines of credit;
     . additional issuances of securities under the Medium-Term Notes Program; . issuances of common or preferred stock;
     .  issuances of debt securities;
     .  issuances of limited partnership units in DownREIT structures;
     .  advances under secured financings;
     .  advances under term loans with financial institutions;
     .  proceeds from asset sales or tax deferred exchanges;
     . proceeds from the contribution of assets to one or more joint ventures in which the Company, Development Company or affiliated entities participate;
     .  formation of joint ventures with institutional investors.

     At June 30, 1999, the Company was negotiating to sell seven properties to four purchasers with a net book value of approximately $105.0 million for an estimated aggregate purchase price of $129.4 million. The Company expects to close the sales of these properties in the third and fourth quarters of 1999. The Company does not anticipate incurring a loss on any individual property sale and proceeds from the sale of the properties will be used to reduce amounts outstanding under the Company's unsecured lines of credit and to fund future development activity. The seven properties held for sale represent approximately 16.2% of net operating income for the six months ended June 30, 1999. Five of these properties are not, as yet, subject to definitive agreements and closing of these transactions is dependent upon, among other things, completion of due diligence and the ability of the purchasers to successfully obtain financing for these transactions. Therefore, there can be no assurance that any of these transactions will close when expected or at all. Failure to close these transactions could adversely affect the Company's ability to fund its ongoing development activities.

     The Company is currently negotiating a joint venture with an institutional investor which could provide the Company with additional capital. Under the proposed terms, Development Company and an institutional investor would contribute cash in order to develop properties in the joint venture. Upon completion, the developed properties would be transferred to the Company or a third party. The Company is in the preliminary stages of structuring one or more transactions of this nature and there can be no assurance that any such transactions will be consummated.

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

     In order to meet the Company's long-term liquidity requirements, management anticipates that the Company's cash from operating activities will continue to increase as a result of new developments, redevelopments, acquisitions and improved operations at existing properties. These activities should enable the Company to make its distributions to shareholders, maintain and improve its properties, make scheduled debt payments and obtain debt or equity financing for its development, redevelopment and acquisition projects. With the exception of four amortizing mortgage loans totaling $45.9 million, all of the Company's debt requires balloon payments in the future. The Revolving Line of Credit matures in 1999; a mortgage note payable of $23.7 million matures in 2001; the Unsecured Line of Credit matures in 2002; the Term Loan matures in 2002; the MOPPRS are subject to mandatory tender in 2003; a mortgage note payable of $6.2 million matures in 2003; the Seven Year Notes mature in 2004; the Ten Year Notes mature in 2007; and a mortgage note payable of $5.0 million matures in 2009. Management intends to refinance or repay these maturing debt instruments with proceeds from other sources of capital at or prior to their respective maturities. Management will evaluate various alternatives and select the best options based on market conditions at the time. Management expects to seek additional equity financing when market conditions are favorable in order to maintain its debt-to-total-market-capitalization ratio within acceptable limits. There can be no assurance that debt or equity markets will be favorable in the future, and unfavorable markets could limit the Company's ability to grow its business or repay or refinance maturing debt.

Other
-----

     On May 22, 1999, Development Company, through a newly formed wholly-owned subsidiary, acquired Goldberg Property Associates, Inc. ("Goldberg"), a real estate development and property management company in Denver, Colorado. This acquisition provides the Company with additional development opportunities and regional knowledge of the Intermountain states from the Goldberg organization and provides the Company with the opportunities to develop for additional regional retailers. In addition, this acquisition provides the Company with additional third-party leasing and property management activities.

Certain Federal Income Tax Considerations

     The Real Estate Investment Trust Modernization Act of 1999 (the "RMA") was introduced in the House of Representatives (H.R. 1616) on April 28, 1999, and in the Senate of the United States (S. 1057) on May 14, 1999. The RMA was subsequently included, with two exceptions, in H.R. 2488, the Financial Freedom Act of 1999, which was passed by the House of Representatives on July 22, 1999, and in S. 1429, the Taxpayer Refund Act of 1999, which was passed by the Senate of the United States on July 30, 1999. These bills were combined into the Taxpayer Refund & Relief Act of 1999 and approved by the House of Representatives and the Senate of the United States on August 5, 1999.

     The RMA, as included in the above legislation, contains certain provisions that, if enacted, would significantly modify the REIT-related provisions of the Internal Revenue Code of 1986, as amended (the "Code"). In addition to the provisions that may directly affect the Company (discussed in detail below), the RMA also contains provisions related to the following: (i) special foreclosure rules for healthcare REITs; (ii) clarification of the definition of independent contractors and (iii) modification of the earnings and profits rules.

Taxable REIT Subsidiaries
-------------------------

     Under the RMA, a REIT would be permitted to operate taxable REIT subsidiaries through which the REIT could provide "non-customary" and other currently prohibited services with respect to REIT tenants and other customers. Many REITs, including the Company, currently own interests in subsidiaries, which conduct such activities. The RMA would prohibit new investments in such subsidiaries by limiting a REIT's ownership in these subsidiaries to 10% of voting securities or 10% of the value of the subsidiaries. A REIT would be allowed to retain its current ownership in such a subsidiary as long as 1.) the REIT doesn't acquire more of the subsidiary's securities (including debt and equity) other than through certain binding contracts and reorganizations, 2.) the subsidiary does not engage in a substantial new line of business, or 3.) the subsidiary doesn't acquire any substantial asset.

The RMA provides a three year period during which an existing subsidiary may be converted, tax-free, into a taxable REIT subsidiary. The value of the securities of all taxable REIT subsidiaries, as well as any grandfathered subsidiaries, would be limited, along with other non-real estate assets, to 25% of the value of the REIT's total assets. The RMA would also limit the deductibility of intercompany interest between a REIT and its taxable REIT subsidiaries (similar to the "earnings stripping" rules of Code Section 163(j)) and impose a 100% tax on non-arms length payments (a safe harbor for which is provided in the RMA) between a taxable REIT subsidiary and its affiliated REIT or that REIT's tenants.

Distribution Requirements
-------------------------

     Currently, in order to continue to maintain its qualification as a REIT, a REIT is required to distribute annually 95% of its REIT taxable income. The RMA would reduce the required distribution from 95% to 90% effective for taxable years beginning after December 31, 2000.

     If Congress enacts the provision related to taxable REIT subsidiaries, the ownership structure of Development Company would likely be restructured as a taxable REIT subsidiary. If the ownership structure of Development Company changes such that the Company owns 100% of Development Company, the Company would likely change its accounting for Development Company from the equity method to the consolidated method. Management believes that, if the RMA is enacted in its current form, the activities conducted by Development Company would not change materially. Management does not believe, however, that these changes would modify the way the Company conducts its business, nor would they have a material effect on the results of operations or financial condition of the Company.

     At this time, it is uncertain whether President Clinton will sign the bill when he receives it in September 1999.

Year 2000 Readiness Disclosure

     Like most businesses, the Company is reliant upon technology to operate and manage its business. Many computer systems process dates using two digits to identify the year, and some systems are unable to properly process dates beginning with the year 2000. As a result of this potential problem, the Company began to assess its exposure to this issue in 1997. As a result of its ongoing assessment, the Company believes that it has identified all of its information technology ("IT") and non-IT systems with exposure to the Year 2000 problem. The Company's critical IT systems include, but are not limited to, accounting and reporting applications and all IT hardware, such as desktop computers, laptop computers and data networking equipment. The Company's critical non-IT systems include, but are not limited to, telephone systems, fax machines, copy machines as well as HVAC systems at the Company's properties. All of the Company's accounting and reporting software has been purchased from third-party vendors. The Company has requested and received certifications from its third-party vendors that all of its critical IT software adequately addresses problems created by the year 2000 such that there will be no significant operational problems ("Year 2000 Compliant"). The Company is currently in the process of determining its exposure to any critical non-IT systems that are not Year 2000 Compliant and will develop a contingency plan if one becomes necessary.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

     During the six months ended June 30, 1999, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                                     PART II
                                OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
          Not applicable.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 19, 1999, the Company held its annual meeting of shareholders. The following were the results of the meeting:

          (1) The shareholders elected Elizabeth L. Nichols and Haywood D. Cochrane, Jr. as Class II directors until the annual meeting of shareholders in 2002 or until their successors are elected and shall have qualified.

               The votes were as follows:

                                           Elizabeth L.        Haywood D.
                                              Nichols          Cochrane Jr.
                                           ------------        ------------

               Votes Cast For              27,910,556          27,912,702
               Votes Cast Against              -0-                  -0-
               Votes Withheld/Broker
                  Non-Votes                   147,691            145,545

          (2) The shareholders approved the amendment and restatement of the JDN Realty Corporation 1993 Non-Employee Director Stock Option Plan.

               Votes Cast For             16,330,669
               Votes Cast Against          2,271,479
               Votes Withheld/Broker
                       Non-Votes             345,894


          (3) The shareholders approved the amendment and restatement of the JDN Realty Corporation 1995 Employee Stock Purchase Plan.

               Votes Cast For             17,073,151
               Votes Cast Against          1,526,258
               Votes Withheld/Broker
                       Non-Votes             348,233

          (4) The shareholders adopted the JDN Realty Corporation Long-Term Incentive Plan.

               Votes Cast For             24,561,079
               Votes Cast Against          3,227,330
               Votes Withheld/Broker
                       Non-Votes             269,837


          (5) The shareholders approved the amendment to increase the number of shares reserved for issuance under the JDN Realty Corporation 1993 Incentive Stock Option Plan.

               Votes Cast For             21,325,365
               Votes Cast Against          6,405,461
               Votes Withheld/Broker
                       Non-Votes             327,421


          (6) The shareholders ratified the appointment of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 1999.

               Votes Cast For             27,793,534
               Votes Cast Against             46,098
               Votes Withheld/Broker
                        Non-Votes            218,615


ITEM 5.   OTHER INFORMATION
          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits

                 10.1     First Amendment dated as of June 11, 1999 to
                          the $200,000,000 Amended and Restated Credit
                          Agreement dated as of September 2, 1998
                          among JDN Realty Corporation, the Banks
                          Listed Herein and Wachovia Bank, N.A. as the
                          Agent
                 12       Statement re: Computation of Ratio of Earnings to
                          Fixed Charges
                 27       Financial Data Schedule

          (b)    Reports on Form 8-K

                 During the three months ended June 30, 1999, the Company did not file any reports on Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     August 11, 1999    /s/ J. Donald Nichols
--------------------    -------------------------------------------------
        (Date)          J. Donald Nichols
                        Chief Executive Officer


     August 11, 1999    /s/ William J. Kerley
--------------------    -------------------------------------------------
        (Date)          William J. Kerley
                        Senior Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit
Number          Exhibit
------          -------

10.1 First Amendment dated as of June 11, 1999 to the $200,000,000 Amended and Restated Credit Agreement dated as of September 2, 1998 among JDN Realty Corporation, the Banks Listed Herein and Wachovia Bank, N.A. as the Agent
12      Statement re:  Computation of Ratio of Earnings to Fixed Charges
27      Financial Data Schedule