Form 10-Q
period 1999-09-30
JDN REALTY CORP
filed 1999-11-10
CIK 916836

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                      OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                        to                       .
                               ----------------------   -----------------------

Commission file number 001-12844
                       ---------

                             JDN REALTY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                   58-1468053
-------------------------------         ------------------------------------
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

     As of October 31, 1999, 33,850,168 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                                                                                       Page No.
                                                                                                       --------

Condensed Consolidated Balance Sheets - September 30, 1999 and December 31, 1998                          2

Condensed Consolidated Statements of Income - Three Months Ended September 30,
1999 and 1998                                                                                             3

Condensed Consolidated Statements of Income - Nine Months Ended September 30,
1999 and 1998                                                                                             4

Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30,
1999 and 1998                                                                                             5

Notes to Condensed Consolidated Financial Statements                                                      6

                             JDN REALTY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          September 30,          December 31,
                                                                                              1999                  1998
                                                                                      --------------------  --------------------
                                                                                            (Unaudited)
                                                                                                     (In thousands)

ASSETS
     Shopping center properties held for use in operations, at cost:
         Land                                                                               $   179,929        $   153,111
         Buildings and improvements                                                             610,444            619,963
                                                                                            -----------        -----------

                                                                                                790,373            773,074
         Less: accumulated depreciation and amortization                                        (65,696)           (56,093)
                                                                                            -----------        -----------

            Shopping center properties held for use in operations, net                          724,677            716,981
     Shopping center properties under development                                                93,687             74,192
     Shopping center properties held for sale                                                    80,223               --
                                                                                            -----------        -----------

            Total shopping center properties                                                    898,587            791,173
     Cash and cash equivalents                                                                    3,372               --
     Rents receivable                                                                             9,389              7,158
     Investments in and advances to unconsolidated entities                                     172,200            151,040
     Deferred costs, net of amortization                                                          5,822              4,424
     Other assets                                                                                14,069             15,127
                                                                                            -----------        -----------

                                                                                            $ 1,103,439        $   968,922
                                                                                            ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities
         Unsecured notes payable                                                            $   334,620        $   234,573
         Unsecured lines of credit                                                              135,000            148,519
         Mortgage notes payable                                                                  80,175             42,471
         Accounts payable and accrued expenses                                                    7,432             11,550
         Other liabilities                                                                       10,976             10,764
                                                                                            -----------        -----------

            Total liabilities                                                                   568,203            447,877

     Third party investors' interest                                                              4,255              3,000

     Shareholders' Equity
         Preferred stock, par value $.01 per share - authorized 20,000,000 shares:
            9 3/8% Series A Cumulative  Redeemable Preferred Stock,  liquidation preference $25 per share, issued and outstanding 2,000,000 shares in
            1999 and 1998, respectively                                                              20                 20
         Common stock, par value $.01 per share -
            authorized 150,000,000 shares, issued and
            outstanding 33,850,168 and 32,704,408 shares
            in 1999 and 1998, respectively                                                          339                327
         Paid-in capital                                                                        536,399            524,787
         Accumulated deficit                                                                     (5,777)            (7,089)
                                                                                            -----------        -----------

                                                                                                530,981            518,045
                                                                                            -----------        -----------

                                                                                            $ 1,103,439        $   968,922
                                                                                            ===========        ===========

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                    Three Months Ended September 30,
                                                                                    1999                         1998
                                                                             --------------------        -------------------
                                                                                              (In thousands)
Revenues:
     Minimum and percentage rents                                                     $ 23,679                $ 18,294
     Recoveries from tenants                                                             2,977                   2,308
     Other revenue                                                                        --                        15
                                                                                      --------                --------

         Total revenues                                                                 26,656                  20,617

Operating expenses:
     Operating and maintenance                                                           2,065                   1,659
     Real estate taxes                                                                   1,564                   1,043
     General and administrative                                                          1,878                   1,866
     Depreciation and amortization                                                       5,651                   4,240
                                                                                      --------                --------

         Total operating expenses                                                       11,158                   8,808
                                                                                      --------                --------

     Income from operations                                                             15,498                  11,809

Other income (expense):
     Interest expense, net                                                              (4,693)                 (2,602)
     Other income, net                                                                     728                     226
     Equity in net income of unconsolidated entities                                     1,056                     878
                                                                                      --------                --------

Income before minority interest in net income of consolidated
     subsidiary and net gain on real estate sales                                       12,589                  10,311
Minority interest in net income of consolidated subsidiary                                 (55)                    (50)
                                                                                      --------                --------

Income before net gain on real estate sales                                             12,534                  10,261
Net gain on real estate sales                                                            6,283                     294
                                                                                      --------                --------

Net income                                                                              18,817                  10,555
Dividends to preferred shareholders                                                     (1,172)                   (169)
                                                                                      --------                --------

Net income attributable to common shareholders                                        $ 17,645                $ 10,386
                                                                                      ========                ========

Net income per common share:
     Basic                                                                            $   0.53                $   0.34
                                                                                      ========                ========
     Diluted                                                                          $   0.52                $   0.33
                                                                                      ========                ========

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                    Three Months Ended September 30,
                                                                                    1999                         1998
                                                                             --------------------        -------------------
                                                                                             (In thousands)
Revenues:
     Minimum and percentage rents                                                       $ 68,952                   $ 50,590
     Recoveries from tenants                                                               9,322                      6,187
     Other revenue                                                                            12                         95
                                                                             --------------------        -------------------

         Total revenues                                                                   78,286                     56,872

Operating expenses:
     Operating and maintenance                                                             6,128                      4,393
     Real estate taxes                                                                     4,942                      3,042
     General and administrative                                                            5,918                      5,309
     Depreciation and amortization                                                        16,428                     11,828
                                                                             --------------------        -------------------

         Total operating expenses                                                         33,416                     24,572
                                                                             --------------------        -------------------

     Income from operations                                                               44,870                     32,300

Other income (expense):
     Interest expense, net                                                               (12,483)                    (6,428)
     Other income, net                                                                     1,496                        647
     Equity in net income of unconsolidated entities                                       3,287                      2,968
                                                                             --------------------        -------------------

Income before minority interest in net income of consolidated
     subsidiary and net gain on real estate sales                                         37,170                     29,487
Minority interest in net income of consolidated subsidiary                                  (160)                      (146)
                                                                             --------------------        -------------------

Income before net gain on real estate sales                                               37,010                     29,341
Net gain on real estate sales                                                              6,283                        379
                                                                             --------------------        -------------------

Net income                                                                                43,293                     29,720
Dividends to preferred shareholders                                                       (3,516)                      (169)
                                                                             --------------------        -------------------

Net income attributable to common shareholders                                          $ 39,777                   $ 29,551
                                                                             ====================        ===================

Net income per common share:
     Basic                                                                              $   1.20                   $   0.98
                                                                             ====================        ===================
     Diluted                                                                            $   1.18                   $   0.96
                                                                             ====================        ===================

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                          Nine Months Ended September 30,
                                                                                         1999                         1998
                                                                               -------------------------      ----------------------
                                                                                                  (In thousands)

Net cash provided by operating activities                                                     $  40,844                   $  35,937

Cash flows from investing activities:
     Development of shopping center properties                                                 (140,314)                   (113,636)
     Improvements to shopping center properties                                                    (937)                     (1,233)
     Purchase of shopping center properties                                                           -                     (93,007)
     Investments in and advances to unconsolidated entities                                     (16,619)                    (50,734)
     Proceeds from real estate sales                                                             27,837                           -
     Other                                                                                          953                      (8,741)
                                                                               -------------------------      ----------------------

Net cash used in investing activities                                                          (129,080)                   (267,351)

Cash flows from financing activities:
     Proceeds from unsecured lines of credit                                                    429,041                     252,053
     Proceeds from mortgage notes payable                                                       100,000                           -
     Proceeds from issuance of unsecured notes payable                                           39,454                      76,548
     Principal payments on unsecured lines of credit                                           (442,559)                   (190,046)
     Principal payments on mortgage notes payable                                                (1,099)                       (358)
     Proceeds from issuance of common shares, net of
        underwriting commissions and offering expenses                                           11,238                      66,792
     Proceeds from issuance of preferred shares, net of
        underwriting commissions and offering expenses                                                -                      48,276
     Distributions paid to preferred shareholders                                                (3,516)                       (169)
     Distributions paid to common shareholders                                                  (38,464)                    (32,415)
     Other                                                                                       (2,487)                       (706)
                                                                               -------------------------      ----------------------

Net cash provided by financing activities                                                        91,608                     219,975
                                                                               -------------------------      ----------------------

Increase in cash and cash equivalents                                                             3,372                     (11,439)
Cash and cash equivalents, beginning of period                                                        -                      11,439
                                                                               -------------------------      ----------------------
Cash and cash equivalents, end of period                                                      $   3,372                   $       -
                                                                               =========================      ======================



           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                              September 30, 1999


1.   THE COMPANY

     JDN Realty Corporation (the "Company") is a real estate company which specializes in the development and asset management of retail shopping centers anchored by value-oriented retailers. As of September 30, 1999, the Company owned and operated, either directly or through affiliated entities, a total of 107 shopping center properties and had 40 projects under construction. The Company has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes.
     The Company owns an interest in JDN Development Company, Inc. ("Development Company"), which is structured such that the Company owns 99% of the economic interest while J. Donald Nichols, the Company's Chairman and Chief Executive Officer, owns the remaining 1% and controls Development Company's operations and activities through his voting common stock ownership. As of September 30, 1999, the Company had invested $9.8 million in Development Company in the form of equity capital, $106.5 million in the form of secured notes receivable and $30.6 million in the form of unsecured advances.

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

4.   DISTRIBUTIONS

     On August 24, 1999, the Company's Board of Directors declared a cash distribution of $0.395 per share to common shareholders of record on September 9, 1999. This distribution was paid on September 23, 1999.
     On August 24, 1999, the Company's Board of Directors declared a cash distribution of $0.586 per share to holders of record of the Company's 9 3/8% Series A Cumulative Redeemable Preferred Stock on September 15, 1999. This distribution was paid on September 30, 1999.

5.   REVOLVING LINE OF CREDIT

     During the third quarter of 1999, the Company amended its unsecured revolving line of credit as follows: (1) increased the borrowing rate from LIBOR plus 1.00% to LIBOR plus 1.15%; (2) extended the maturity date by one year from September 1, 1999 to August 31, 2000; and (3) increased the maximum borrowings authorized from $20.0 million to $25.0 million.

6.   SHOPPING CENTER DISPOSITIONS

     On August 3, 1999, the Company sold a 79,295 square foot shopping center located in Tullahoma, Tennessee for approximately $3.7 million. The Company recognized a $573,000 gain on this sale. The net proceeds from this sale were used to reduce amounts outstanding under the Company's unsecured lines of credit.
     On September 30, 1999, the Company sold a 375,067 square foot shopping center located in Cartersville, Georgia for approximately $24.4 million. The Company recognized a $5.7 million gain on this sale. The net proceeds from this sale were used to reduce amounts outstanding under the Company's unsecured lines of credit.

7.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                Three months ended September 30,               Nine Months ended September 30,
                                                   1999                   1998                   1999                  1998
-----------------------------------------------------------------------------------------------------------------------------------

Numerator:
   Net income                               $            18,817    $            10,555     $           43,293   $            29,720
   Dividends to preferred shareholders                   (1,172)                  (169)                (3,516)                 (169)
                                            -------------------    -------------------     ------------------   -------------------
   Net income attributable to
    common shareholders                     $            17,645    $            10,386     $           39,777   $            29,551
                                            ===================    ===================     ==================   ===================

Denominator:
   Weighted-average shares outstanding                   33,489                 30,988                 33,296                30,293
   Unvested restricted stock outstanding                   (325)                  (111)                  (159)                  (80)
                                            -------------------    -------------------     ------------------   -------------------
   Denominator for basic earnings
    per share                                            33,164                 30,877                 33,137                30,213
   Dilutive effect of stock options and
    unvested restricted stock                               483                    501                    498                   537
                                            -------------------    -------------------     ------------------   -------------------
   Denominator for diluted earnings
    per share                                            33,647                 31,378                 33,635                30,750
                                            ===================    ===================     ==================   ===================

Net income per common share:
   Basic                                    $              0.53    $              0.34     $             1.20   $              0.98
                                            ===================    ===================     ==================   ===================
   Diluted                                  $              0.52    $              0.33     $             1.18   $              0.96
                                            ===================    ===================     ==================   ===================


     Of total options outstanding, options to purchase 93,000 and 18,000 shares of common stock for the three months ended September 30, 1999 and 1998, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. Therefore, the effect of these options on earnings per share would be antidilutive.
     The Company is the general partner in a limited partnership that issued limited partnership units initially valued at $3.0 million in a limited partnership formed to own and operate a shopping center in Milwaukee, Wisconsin. Subject to certain conditions, the limited partnership units are exchangeable for cash or 139,535 shares of the Company's common stock. As of September 30, 1999, none of the limited partnership units have been exchanged for shares. Using the "if-converted" method, the dilutive effect of these units is immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     JDN Realty Corporation (the "Company") is a real estate company which specializes in the development and asset management of retail shopping centers anchored by value-oriented retailers. As of September 30, 1999, the Company owned and operated, either directly or through affiliated entities, a total of 107 shopping center properties and had 40 projects under construction. The Company has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes.
     The Company owns an interest in JDN Development Company, Inc. ("Development Company"), which is structured such that the Company owns 99% of the economic interest while J. Donald Nichols, the Company's Chairman and Chief Executive Officer, owns the remaining 1% and controls Development Company's operations and activities through his voting common stock ownership. Current tax laws restrict the ability of REITs to engage in certain activities, such as the sale of certain properties and third-party fee development. Because it is not a REIT, Development Company may engage in real estate development activities such as the sale of all or a portion of a development project or the purchase, redevelopment and sale of an existing real estate property without adverse tax consequences. As of September 30, 1999, the Company had invested $9.8 million in Development Company in the form of equity capital, $106.5 million in the form of secured notes receivable and $30.6 million in the form of unsecured advances.

Results of Operations

Comparison of the Three Months Ended September 30, 1999 to the Three Months Ended September 30, 1998

     During 1999 and 1998, the Company began operations at 39 properties which it developed totaling 4.1 million square feet (the "Development Properties"). During 1999 and 1998, the Company acquired 11 shopping center properties from third parties totaling 2.1 million square feet of gross leasable area (the "Acquisition Properties"). During 1999, the Company disposed of two properties totaling 454,000 square feet (the "Disposition Properties"). As indicated below, the Company's results of operations were affected by the Development Properties, the Acquisition Properties and the Disposition Properties.
     Minimum and percentage rents increased $5.4 million or 29.4% to $23.7 million for the three months ended September 30, 1999 from $18.3 million for the same period in 1998. Of this increase, $4.4 million relates to the Development Properties and $869,000 relates to the Acquisition Properties. These increases are offset by a $40,000 decrease related to the Disposition Properties. The remaining increase relates to an increase in minimum and percentage rents at existing properties.
     Recoveries from tenants increased $669,000 or 29.0% to $3.0 million for the three months ended September 30, 1999 from $2.3 million for the same period in 1998. Of this increase, $340,000 relates to the Development Properties and $293,000 relates to the Acquisition Properties. These increases are offset by a $8,000 decrease related to the Disposition Properties. The remaining increase relates to net increases in recoveries from tenants at existing properties caused by net increases in recoverable expenses.
     Other revenue decreased to zero dollars for the three months ended September 30, 1999 from $15,000 for the same period in 1998. The decrease is the result of the Company eliminating its third-party management and leasing activities.
     Operating and maintenance expenses increased $406,000 or 24.5% to $2.1 million for the three months ended September 30, 1999 from $1.7 million for the same period in 1998. Of this increase, $241,000 relates to the Development Properties, $137,000 relates to the Acquisition Properties and

$3,000 relates to the Disposition Properties. The remaining increases are a result of increased operating and maintenance expenses at existing properties.
     Real estate taxes increased $521,000 or 49.9% to $1.6 million for the three months ended September 30, 1999 from $1.0 million for the same period in 1998. Of this increase, $137,000 relates to the Development Properties and $231,000 relates to the Acquisition Properties. These increases are offset by a $10,000 decrease related to the Disposition Properties. The remaining increase in real estate taxes at existing properties is due to the fact that effective as of January 1, 1999, the Company became responsible for paying taxes on three anchor tenant tracts which in previous years were billed directly to and paid by the tenants. The Company will bill the additional expense back to the tenants and has recognized this additional revenue in recoveries from tenants.
     General and administrative expenses increased $12,000 or 0.7% for the three months ended September 30, 1999 over the same period in 1998. General and administrative expenses as a percent of minimum and percentage rents decreased to 7.9% for the three months ended September 30, 1999 from 10.2% for the same period in 1998. The decrease in general and administrative expenses as a percentage of minimum and percentage rents is a result of certain cost containing programs initiated at the Company.
     Depreciation and amortization expense increased $1.4 million or 33.3% to $5.7 million for the three months ended September 30, 1999 from $4.2 million for the same period in 1998. Of this increase, $1.0 million relates to the Development Properties, $220,000 relates to the Acquisition Properties and $120,000 relates to the Disposition Properties. The remaining increase primarily relates to furniture and fixtures purchased in connection with the Company's move to new corporate offices in 1998.
     Interest expense, net of capitalized amounts, increased $2.1 million or 80.3% to $4.7 million for the three months ended September 30, 1999 from $2.6 million for the same period in 1998. This increase results primarily from an increase in average debt balances between 1999 and 1998.
     Other income, net increased $502,000 to $728,000 for the three months ended September 30, 1999 from $226,000 for the same period in 1998. This increase results primarily from certain non-recurring fees relating to structuring a real estate transaction and fewer abandoned acquisition opportunities leading to a decrease in write offs.
     Equity in net income of unconsolidated entities increased $178,000 or 20.3% to $1.1 million for the three months ended September 30, 1999 from $878,000 for the same period in 1998. This increase results primarily from an increase in net gains on land sales by Development Company.
     Minority interest in net income of consolidated subsidiary increased $5,000 or 10.3% to $55,000 for the three months ended September 30, 1999 from $50,000 for the same period in 1998. This increase results from an increase in net income allocated to the third-party investors in a consolidated limited partnership.
     Net gain on real estate sales for the three months ended September 30, 1999 of $6.3 million represents a gain on the sale of two shopping center properties one located in Tullahoma, Tennessee and the other in Cartersville, Georgia. Net gain on real estate sales for the three months ended September 30, 1998 of $294,000 represents a gain on the sale of a parcel of land located in Lexington, Virginia.

Comparison of the Nine Months Ended September 30, 1999 to the Nine Months Ended September 30, 1998

     Minimum and percentage rents increased $18.4 million or 36.3% to $69.0 million for the nine months ended September 30, 1999 from $50.6 million for the same period in 1998. Of this increase, $12.6 million relates to the Development Properties, $5.0 million relates to the Acquisition Properties and $13,000 relates to the Disposition Properties. The remaining increase relates to an increase in minimum and percentage rents at existing properties.
     Recoveries from tenants increased $3.1 million or 50.7% to $9.3 million for the nine months ended September 30, 1999 from $6.2 million for the same period in 1998. Of this increase, $988,000 relates to the Development Properties and $1.9 million relates to the Acquisition Properties. These increases are offset by a $16,000 decrease related to the Disposition Properties. The remaining increase relates to net increases in recoveries from tenants at existing properties caused by net increases in recoverable expenses.
     Other revenue decreased $83,000 or 88.0% to $12,000 for the nine months ended September 30, 1999 from $95,000 for the same period in 1998. This decrease is the result of a reduction in revenues associated with managing and leasing fewer properties for third-party owners.
     Operating and maintenance expenses increased $1.7 million or 39.5% to $6.1 million for the nine months ended September 30, 1999 from $4.4 million for the same period in 1998. Of this increase, $632,000 relates to the Development Properties, $1.1 million relates to the Acquisition Properties and $1,000 relates to the Disposition Properties. Operating and maintenance expenses at existing properties remained constant over the nine months ended September 30, 1999 and 1998.
     Real estate taxes increased $1.9 million or 62.5% to $4.9 million for the nine months ended September 30, 1999 from $3.0 million for the same period in 1998. Of this increase, $513,000 relates to the Development Properties and $1.0 million relates to the Acquisition Properties. These increases are offset by a $8,000 decrease related to the Disposition Properties. The remaining increase in real estate taxes at existing properties is due to the fact that effective as of January 1, 1999, the Company became responsible for paying taxes on three anchor tenant tracts which in previous years were billed directly to and paid by the tenants. The Company will bill the additional expense back to the tenants and has recognized this additional revenue in recoveries from tenants.
     General and administrative expenses increased $609,000 or 11.5% to $5.9 million for the nine months ended September 30, 1999 from $5.3 million for the same period in 1998. General and administrative expenses as a percent of minimum and percentage rents decreased to 8.6% for the nine months ended September 30, 1999 from 10.5% for the same period in 1998. The decrease in general and administrative expenses as a percentage of minimum and percentage rents is a result of certain cost containing programs initiated at the Company.
     Depreciation and amortization expense increased $4.6 million or 38.9% to $16.4 million for the nine months ended September 30, 1999 from $11.8 million for the same period in 1998. Of this increase, $2.8 million relates to the Development Properties, $1.4 million relates to the Acquisition Properties and $123,000 relates to the Disposition Properties. The remaining increase primarily relates to furniture and fixtures purchased in connection with the Company's move to new corporate offices in 1998.
     Interest expense, net of capitalized amounts, increased $6.1 million or 94.2% to $12.5 million for the nine months ended September 30, 1999 from $6.4 million for the same period in 1998. This increase results primarily from an increase in average debt balances between 1999 and 1998.
     Other income, net increased $849,000 to $1.5 million for the nine months ended September 30, 1999 from $647,000 for the same period in 1998. This increase results primarily from certain non-recurring fees relating to structuring a real estate transaction, an increase in interest income received from third-party notes receivable and fewer abandoned acquisition opportunities leading to a decrease in write offs.
     Equity in net income of unconsolidated entities increased $319,000 or 10.7% to $3.3 million for the nine months ended September 30, 1999 from $3.0 million for the same period in 1998. This increase results primarily from an increase in net gains on land sales by Development Company.
     Minority interest in net income of consolidated subsidiary increased $14,000 or 9.4% to $160,000 for the nine months ended September 30, 1999 from $146,000 for the same period in 1998. This increase results from an increase in net income allocated to the third-party investors in a consolidated limited partnership.
     Net gain on real estate sales for the nine months ended September 30, 1999 of $6.3 million represents a gain on the sale of two shopping center properties one located in Tullahoma, Tennessee and the other in Cartersville, Georgia. Net gain on real estate sales for the nine months ended September 30, 1998 of $379,000 represents a gain on the sale of two parcels of land, one located in Hickory, North Carolina and the other in Lexington, Virginia.

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

(Dollars in thousands)                                                         Three Months Ended September 30,
                                                                                 1999                   1998
                                                                          --------------------   --------------------
Net income attributable to common shareholders                                       $ 17,645               $ 10,386
Depreciation of real estate assets                                                      5,315                  4,000
Amortization of tenant allowances and tenant improvements                                  56                     45
Amortization of deferred leasing commissions                                              136                     55
Net gain on real estate sales                                                          (6,283)                  (294)
Adjustments related to activities in unconsolidated entities                              180                    166
                                                                          --------------------   --------------------
FFO                                                                                  $ 17,049               $ 14,358
                                                                          ====================   ====================


                                                                               Nine Months Ended September 30,
                                                                                 1999                   1998
                                                                          --------------------   --------------------
Net income attributable to common shareholders                                       $ 39,777               $ 29,551
Depreciation of real estate assets                                                     15,471                 11,177
Amortization of tenant allowances and tenant improvements                                 160                    129
Amortization of deferred leasing commissions                                              386                    164
Net gain on real estate sales                                                          (6,283)                  (379)
Adjustments related to activities in unconsolidated entities                              616                    500
                                                                          --------------------   --------------------
FFO                                                                                  $ 50,127               $ 41,142
                                                                          ====================   ====================

Leasing and Property Information

     As of September 30, 1999, Lowe's, Wal-Mart and Kroger represented 14.9%, 14.1% and 3.8%, respectively, of the combined annualized base rent of the Company, Development Company and affiliated entities (collectively, "Combined Annualized Base Rent"). In addition, at that date, anchor tenants represented 68.7% of Combined Annualized Base Rent and national and regional tenants represented 86.4% of Combined Annualized Base Rent. As of September 30, 1999, properties owned and operated by the Company, Development Company and affiliated entities were 96.0% leased.
     On a same property basis, net operating income increased 0.1% between the nine months ended September 30, 1999 and the same period in 1998. Net operating income represents property revenues less property expenses except interest expense, depreciation and amortization.
     As of September 30, 1999, the Company, Development Company and affiliated entities operated in 17 states. Shopping center properties located in Georgia, North Carolina and Tennessee represented 38.7%, 15.0%, and 10.0%, respectively of Combined Annualized Base Rent.

Forward-Looking Statements

     Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used, statements which are not historical in nature including the words "anticipate," "estimate," "should," "expect," "believe," "intend" and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Among the factors that could cause actual results to differ materially from those projected are the following: business conditions and the general economy, especially as they affect interest rates and value-oriented retailers; the federal, state and local regulatory environment; availability of debt and equity capital with favorable terms and conditions including, without limitation, the availability of bank credit facilities to fund development, redevelopment and acquisition activities; availability of new development and acquisition opportunities; changes in the financial condition or corporate strategy of the Company's primary retail tenants and in particular Wal-Mart and Lowe's; the failure of the Company's significant vendors or customers to accommodate the Year 2000 issue; ability to complete and lease existing development and redevelopment projects on schedule and within budget; and inability of the Company to maintain its qualification as a REIT. Other risks, uncertainties and factors that could cause actual results to differ materially than those projected may be detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K.

Liquidity and Capital Resources

Sources and Uses of Funds
-------------------------
     Historically, the Company's primary sources of funds have been and continue to be cash provided by operating activities and proceeds from lines of credit, secured mortgage notes payable, debt offerings, equity offerings and shopping center sales. The Company's primary uses of funds have been and continue to be development, redevelopment and acquisition of shopping center properties, distributions to shareholders, repayment of outstanding indebtedness, scheduled debt amortization and capital improvements to its existing shopping center properties. The Company generally has used cash provided by operating activities to fund its distributions to shareholders, capital improvements to existing properties and scheduled debt amortization. The Company has used proceeds from its lines of credit to finance its development, redevelopment and acquisition activities. The Company has used proceeds from secured mortgage notes payable, debt and equity offerings and shopping center sales to repay outstanding indebtedness and to fund its ongoing development, redevelopment and acquisition activities.
     During the first nine months of 1999, the Company incurred $140.3 million in development costs and advanced $16.6 million to Development Company to fund its development and redevelopment activities.
     To fund its development activity in 1999, the Company has completed five capital markets transactions. In January 1999, the Company issued 500,000 shares of its common stock, which netted proceeds to the Company of approximately $10.8 million. In February 1999, the Company closed an unsecured term loan (the "Term Loan") in the amount of $100.0 million with Wachovia Bank, N. A., as agent. The Term Loan bears interest at LIBOR plus 1.40% and matures in February 2002. During the first nine months of 1999, the Company closed three secured mortgage notes payable with two institutional investors. The three secured mortgage notes payable netted aggregate proceeds to the Company of $38.6 million, require aggregate monthly payments of principal and interest in the amount of approximately $300,000, have a weighted average interest rate of 6.62%, mature in 2018 and 2019, and each of the notes is secured by real property containing Lowe's stores located in Woodstock, Georgia, Alpharetta, Georgia and Lilburn, Georgia. The net proceeds from these five transactions were used to repay amounts outstanding under the Company's unsecured lines of credit.
     In addition to the five capital markets transactions, the Company sold two of its shopping center properties one located in Tullahoma, Tennessee and the other in Cartersville, Georgia to two third-party purchasers for an aggregate purchase price of approximately $28.1 million.
The net proceeds from these two sales were used to reduce amounts outstanding under the Company's unsecured lines of credit.
     Pursuant to a Distribution Agreement with a group of agents led by Merrill Lynch & Co., the Company maintains a medium-term note program (the "Medium-Term Note Program") which provides an additional facility for funding the Company's development activities. As of September 30, 1999, other than securities which are subject to exchange for limited partnership units, the Company had $265.8 million registered and available for issue under the Medium-Term Note Program.

Indebtedness
------------
     The Company's total indebtedness as of September 30, 1999, consisted of the following:


OUTSTANDING DEBT:
                                                                          Effective                     Percent
                                                             Principal    Interest      Maturity       of Total       Months to
                                                              Balance      Rate           Date       Indebtedness      Maturity
                                                            ----------   ---------     ---------     -------------    ----------
                                                               (in
                                                            thousands)
Fixed Rate
      Mortgage note payable - Denver, Colorado              $ 23,480        6.81%      17-Jul-01          4.3%           22
      MandatOry Par Put Remarketed
        Securities ("MOPPRS")(1)                              75,000        6.58%(2)   31-Mar-03         13.6%           42
      Mortgage note payable - Richmond, Kentucky               6,177        6.88%(3)   01-Dec-03          1.1%           50
      Seven Year Notes                                        74,829        7.10%(2)   01-Aug-04         13.6%           58
      Ten Year Notes                                          84,791        7.23%(2)   01-Aug-07         15.4%           94
      Mortgage note payable - Milwaukee, Wisconsin             4,902        7.75%      01-Aug-09          0.9%          118
      Mortgage note payable - Jackson, Mississippi             6,906        9.25%(4)   01-Mar-17          1.3%          209
      Mortgage note payable - Lilburn, Georgia                12,883        6.70%(2)   10-Feb-18          2.3%          221
      Mortgage note payable - Woodstock, Georgia              12,115        6.55%(2)   15-Apr-18          2.2%          223
      Mortgage note payable - Alpharetta, Georgia             13,712        6.62%(2)   15-Apr-19          2.5%          235
                                                            --------     --------                       -------       ------
                                                             314,795        7.01%                        57.2%           86
Floating Rate
      Revolving Line of Credit                                   --         6.54%(5)   31-Aug-00          0.0%           11
      Term Loan                                              100,000        7.01%(6)   15-Feb-02         18.2%           29
      Unsecured Line of Credit                               135,000        6.78%(5)   22-May-02         24.6%           32
                                                            --------     --------                       ------        ------
                                                             235,000        6.89%                        42.8%           30
                                                                         --------                       ------        ------
                                                            $549,795        6.96%                       100.0%           62
                                                            ========     ========                       ======        ======

(1) Represents notes payable with a stated rate of 6.918% and a stated maturity date of March 31, 2013. These notes are subject to mandatory tender on March 31, 2003.
(2) Represents stated rate plus amortization of deferred loan costs. (3) The interest rate on this note is adjusted on December 1 of each year.
(4) The note can be prepaid after March 1, 2002 with 90 days written notice to the Lender. The Company will not incur any prepayment penalties in association with the loan prepayment after this date.
(5)   Stated rate of LIBOR plus 1.15% plus amortization of deferred loan costs.
(6)   Stated rate of LIBOR plus 1.40% plus amortization of deferred loan costs.

     As of September 30, 1999, the Company had $50.0 million available under the Unsecured Line of Credit and $25.0 million available under the Revolving Line of Credit.

Derivatives and Market Risk
---------------------------
     The Company is exposed to market risk from changes in interest rates on its indebtedness, which could impact its financial condition and results of operations. The Company manages its exposure to these market risks through its regular operating and financing activities. The Company manages its ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. The Company has and may from time to time in the future enter into interest rate swap agreements or interest rate cap agreements in an attempt to hedge its exposure to increasing interest rates. As of September 30, 1999, the Company had one interest rate swap agreement and one interest rate cap agreement as described below. Management does not foresee or expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed in the near future. The

Company intends to use derivative financial instruments as risk management tools and not for speculative or trading purposes. Under the terms of the Company's interest rate swap agreement, the Company pays a fixed rate of 6.48% and receives a variable rate equal to the rate for the one-month LIBOR rate based on the notional amount in the contract of $50.0 million. The maturity date of the swap agreement is January 1, 2001. Under the terms of the Company's interest rate cap agreement, the Company paid a one-time $87,500 amount and will receive a monthly amount equal to the positive difference between the one-month LIBOR rate and 6.50% based on the notional amount in the contract of $100.0 million. If the one-month LIBOR rate does not exceed 6.50% on the payment date each month, the Company will receive no payment. The maturity date of the cap agreement is August 21, 2000.

Future Sources and Uses of Funds
--------------------------------
     As of September 30, 1999, the Company, Development Company and affiliated entities had 40 projects under construction which are expected to add approximately 3.0 million square feet of gross leasable area which the Company expects to own. Of this 3.0 million square feet, the Company expects to place approximately 520,000 square feet into operations during the remainder of 1999. Of these projects under construction, 13 are located in Georgia, five in Texas, four in North Carolina, and three each in Florida, Pennsylvania and Tennessee. Of the total square feet under construction, 75.9% is either leased or committed to be leased or purchased by retailers. Additional funding needed to complete the construction of these projects is estimated to be $127.0 million.
     Management expects to fund the remaining costs of its current development projects and the costs of any future development projects or acquisitions with a combination of one or more of the following:
     . proceeds from asset sales or tax deferred exchanges;
     . advances under its unsecured lines of credit;
     . advances under secured financings;
     . advances under term loans with financial institutions;
     . formation of joint ventures with institutional investors;
     . proceeds from the contribution of assets to one or more joint ventures in which the Company, Development Company or affiliated entities participate;
     . issuances of limited partnership units in DownREIT structures;
     . issuances of debt securities;
     . issuances of common or preferred stock; and . additional issuances of securities under the Medium-Term Notes Program.

     At September 30, 1999, the Company was negotiating to sell five operating shopping centers (the "Sale Properties") with an aggregate net book value of approximately $80.2 million for an estimated aggregate purchase price of approximately $101.3 million. The Company expects to close the sales of the Sale Properties in the fourth quarter of 1999 and the first quarter of 2000. The Sale Properties represent approximately 10.6% of net operating income for the nine months ended September 30, 1999. The Company has executed a definitive agreement for the sale of three of the Sale Properties. Two of the Sale Properties are not, as yet, subject to definitive agreements, and closing of the Sale Properties is dependent upon, among other things, completion of due diligence and the ability of the purchasers to successfully obtain financing for these transactions. Therefore, there can be no assurance that any of these transactions will close when expected or at all. Failure to close some or all of the sales of the Sale Properties could adversely affect the Company's ability to fund its ongoing development activities.
     The Company plans to convey the Sale Properties utilizing tax deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"). Under this structure, the Company will convey the Sale Properties to the third-party purchasers, and the third-party purchasers will deposit the proceeds from the transactions with an entity which qualifies as a Qualified Intermediary ("QI") according to the Income Tax Regulations promulgated under the Code. The Company plans to timely identify replacement properties which will be purchased with the proceeds held by the QI within 180 days of the closing of the Sale Properties, as required by the Code.
     The Company is currently negotiating a joint venture with an institutional investor which could provide up to approximately $100.0 million in capital to the Company. Under the proposal terms, the Company would contribute a pool of existing shopping centers to the joint venture and retain an ownership interest in the joint venture. The Company is in the preliminary stages of structuring one or more transactions of this nature and there can be no assurance that any such transactions will be consummated.
     In order for the Company to continue to qualify as a REIT, it must annually distribute to its shareholders at least 95% of its taxable income. Management believes that the Company will meet this requirement in 1999 with cash generated by operating activities. In addition, management believes that cash generated by operating activities will be adequate to fund improvements to the Company's shopping center properties, leasing costs and scheduled debt amortization in 1999.
     In order to meet the Company's long-term liquidity requirements, management anticipates that the Company's cash from operating activities will continue to increase as a result of new developments, redevelopments, acquisitions and improved operations at existing properties. These activities should enable the Company to make its distributions to shareholders, maintain and improve its properties, make scheduled debt payments and obtain debt or equity financing for its development, redevelopment and acquisition projects. With the exception of four amortizing mortgage loans totaling $45.6 million, all of the Company's debt requires balloon payments in the future as follows:
     . the Revolving Line of Credit matures in 2000;
     . a mortgage note payable of $23.5 million matures in 2001;
     . the Unsecured Line of Credit matures in 2002;
     . the Term Loan matures in 2002;
     . the MOPPRS are subject to mandatory tender in 2003;
     . a mortgage note payable of $6.2 million matures in 2003;
     . the Seven Year Notes mature in 2004;
     . the Ten Year Notes mature in 2007; and
     . a mortgage note payable of $4.9 million matures in 2009.

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

Other
-----
     In May 1999, Development Company, through a newly formed wholly-owned subsidiary, acquired Goldberg Property Associates, Inc. ("Goldberg"), a real estate development and property management company in Denver, Colorado. This acquisition provides the Company with additional development opportunities and regional knowledge of the Intermountain states and provides the Company with the opportunities to develop for additional regional retailers. In addition, this acquisition provides Development Company with additional third-party leasing and property management activities.

Federal Income Tax Legislative Developments

     The Real Estate Investment Trust Modernization Act of 1999 (the "RMA") was introduced in the United States House of Representatives (H.R. 1616) on April 28, 1999, and in the United States Senate (S. 1057) on May 14, 1999. The RMA was subsequently included, with two exceptions, in the Financial Freedom Act of 1999 (H.R. 2488), which was passed by the House of Representatives on July 22, 1999, and in the Taxpayer Refund Act of 1999 (S. 1429), which was passed by the Senate on July 30, 1999. These bills were combined into the Taxpayer Refund & Relief Act of 1999 and approved by the House of Representatives and the Senate on August 5, 1999. President Clinton vetoed this bill on September 23, 1999.
     Currently several new bills, some of which include the RMA or similar provisions, are being considered by Congress. On October 14, 1999, the Wage and Employment Growth Act of 1999 (H.R. 3081), which would raise the minimum wage and includes the RMA provisions, was introduced in the House of Representatives. On October 29, 1999, the Senate approved the Tax Relief Extension Act of 1999 (S. 1792), which would extend the life of certain expiring tax credits and includes the RMA provisions as a revenue raising measure. Also in October, the House Ways and Means Committee approved an extenders bill (H.R. 2923), but it has not been voted on by the House of Representatives. H.R. 2923 does not contain the RMA provisions because it is intended to be financed by the projected budget surplus. In addition, REIT provisions similar to those included in the Senate extenders bill were included as revenue offsets in an amendment to a trade bill (H.R. 434) that was approved by the Senate on November 3, 1999.
     The RMA, as included in the recently proposed legislation, contains certain provisions that, if enacted, would significantly modify the REIT-related provisions of the Code. In addition to the provisions that may directly affect the Company (discussed in detail below), the RMA also contains provisions related to the following: (i) special foreclosure rules for healthcare REITs;
(ii) clarification of the definition of independent contractors and (iii) modification of the earnings and profits rules.

Taxable REIT Subsidiaries
-------------------------
     Under the RMA, a REIT would be permitted to operate taxable REIT subsidiaries through which the REIT could provide "non-customary" and other currently prohibited services with respect to REIT tenants and other customers. Many REITs, including the Company, currently own interests in subsidiaries, which conduct such activities. The RMA would prohibit new investments in such subsidiaries by limiting a REIT's ownership in these subsidiaries to 10% of voting securities or 10% of the value of the subsidiaries. A REIT would be allowed to retain its current ownership in such a subsidiary as long as 1.) the REIT doesn't acquire more of the subsidiary's securities (including debt and equity) other than through certain binding contracts and reorganizations, 2.) the subsidiary does not engage in a substantial new line of business, or 3.) the subsidiary doesn't acquire any substantial asset. The RMA provides a three year period during which an existing subsidiary may be converted, tax-free, into a taxable REIT subsidiary. The value of the securities of all taxable REIT subsidiaries, as well as any grandfathered subsidiaries, would be limited, along with other non-real estate assets, to 25% (20% under S. 1792 and H.R. 434) of the value of the REIT's total assets. The RMA would also limit the deductibility of intercompany interest between a REIT and its taxable REIT subsidiaries (similar to the "earnings stripping" rules of Code Section 163(j)) and impose a 100% tax on non-arms length payments (a safe harbor for which is provided in the RMA) between a taxable REIT subsidiary and its affiliated REIT or that REIT's tenants.

Distribution Requirements
-------------------------
     Currently, in order to continue to maintain its qualification as a REIT, a REIT is required to distribute annually 95% of its REIT taxable income. The RMA would reduce the required distribution from 95% to 90% effective for taxable years beginning after December 31, 2000.

     If the provision related to taxable REIT subsidiaries is enacted, the ownership structure of Development Company would likely be restructured as a taxable REIT subsidiary. If the ownership structure of Development Company changes such that the Company owns 100% of Development Company, the Company would likely change its accounting for Development Company from the equity method to the consolidated method. Management believes that, if the RMA is enacted in its current form, the activities conducted by Development Company would not change materially. Management does not believe that these changes would modify the way the Company conducts its business, nor would they have a material effect on the results of operations or financial condition of the Company.
     At this time, it is uncertain whether any or all of these provisions, or additional provisions, will be enacted.


Year 2000 Readiness Disclosure

     Like most businesses, the Company is reliant upon technology to operate and manage its business. Many computer systems process dates using two digits to identify the year, and some systems are unable to properly process dates beginning with the year 2000. As a result of this potential problem, the Company began to assess its exposure to this issue in 1997. As a result of its ongoing assessment, the Company believes that it has identified all of its information technology ("IT") and non-IT systems with exposure to the Year 2000 problem. The Company's critical IT systems include, but are not limited to, accounting and reporting applications and all IT hardware, such as desktop computers, laptop computers and data networking equipment. The Company's critical non-IT systems include, but are not limited to, telephone systems, fax machines, copy machines as well as HVAC systems at the Company's properties. All of the Company's accounting and reporting software has been purchased from third-party vendors. The Company has requested and received certifications from its third-party vendors that all of its critical IT software adequately addresses problems created by the year 2000 such that there will be no significant operational problems ("Year 2000 Compliant"). The Company is currently in the process of determining its exposure to any critical non-IT systems that are not Year 2000 Compliant and will develop a contingency plan if one becomes necessary.
     The Company is in the process of replacing its accounting and reporting software in a project unrelated to Year 2000 issues. The Company has received certifications from its vendors that all newly installed hardware and software will be Year 2000 Compliant.
     The Company cannot ensure that various third parties with which it deals will be Year 2000 Compliant. Failure of various third parties such as banks, significant tenants and vendors to adequately address the Year 2000 problem could have an adverse impact on the Company's business. This impact could include the inability of the Company's banks to process receipt or disbursement of checks for a period of time, the inability to receive payments from its significant tenants for a period of time and the inability of its vendors to provide services or materials to complete its development projects on time and within budget. The Company has reviewed publicly available information on the Year 2000 readiness of its banks and significant tenants and, based solely on a review of this information, has noted nothing indicating their failure to be Year 2000 Compliant in all material respects. The Company is not aware of any other significant suppliers or vendors with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. There can be no assurances, however, that the systems of other companies on which the Company relies will be timely converted and would not have an adverse effect on the Company's systems. The Company will continue to monitor the state of Year 2000 readiness of these and other significant third parties, and will develop a contingency plan if one becomes necessary.
     The Company believes it has an effective program in place that will resolve the Year 2000 issues in a timely manner. Aside from catastrophic failure of banks, utility companies or governmental agencies, the Company believes that it could continue its normal business operations even if compliance by the Company or its vendors, suppliers and customers is delayed. Aside from a catastrophic failure that would affect most businesses, the Company does not believe that the Year
2000 issue will materially impact its results of operations, liquidity or capital resources.
     Historic costs of addressing and solving the Company's Year 2000 problems have not been, and estimated costs are not expected to be, material.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

     During the nine months ended September 30, 1999, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                                    PART II
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          Not applicable.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not applicable

ITEM 5.   OTHER INFORMATION
          On November 9, 1999, the Company announced that its Board of Directors adopted a resolution authorizing the repurchase of up to three million of its outstanding shares of common stock. A copy of the press release is included as an exhibit to this filing.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                10.1     First Amendment dated as of June 11, 1999 to
                         the $100,000,000 Term Loan Credit Agreement
                         dated as of February 17, 1999 among JDN
                         Realty Corporation, the Banks Listed Herein,
                         Wachovia Bank, N.A. as the Agent and PNC
                         Bank, National Association as the
                         Documentation Agent
                12       Statement re: Computation of Ratio of Earnings to
                         Fixed Charges
                27       Financial Data Schedule
                99       JDN Realty Corporation Press Release, dated November
                         9, 1999

          (b)   Reports on Form 8-K

                During the three months ended September 30, 1999, the Company did not file any reports on Form 8-K.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




    November 10, 1999                        /s/ J. Donald Nichols
---------------------------                  ----------------------------
          (Date)                             J. Donald Nichols
                                             Chief Executive Officer




    November 10, 1999                        /s/ William J. Kerley
---------------------------                  --------------------------
        (Date)                               William J. Kerley
                                             Senior Vice President and
                                             Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit
Number      Exhibit
-------     -------
10.1        First Amendment dated as of June 11, 1999 to the
            $100,000,000 Term Loan Credit Agreement dated as of
            February 17, 1999 among JDN Realty Corporation, the
            Banks Listed Herein, Wachovia Bank, N.A. as the Agent
            and PNC Bank, National Association as the Documentation Agent
12          Statement re: Computation of Ratio of Earnings to Fixed Charges
27          Financial Data Schedule
99          JDN Realty Corporation Press Release, dated November 9, 1999