Form 10-K405
period 1999-12-31
JDN REALTY CORP
filed 2000-06-15
CIK 916836

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number            001-12844
                      -------------------------------------------------

                            JDN REALTY CORPORATION
-----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Maryland                                        58-1468053
-------------------------------------       ----------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

   359 East Paces Ferry Road, Suite 400, Atlanta, GA            30305
----------------------------------------------------          ---------
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

              None
              ----
         (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes       No X
                                         ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the shares of common stock of the Registrant (based on the closing price of these shares on the New York Stock Exchange on June 2, 2000) held by non-affiliates was approximately $353,455,152.

The number of shares outstanding of the Registrant's common stock, $0.01 par value, was 32,879,549 on June 2, 2000.

                               TABLE OF CONTENTS

                                                                   Form 10-K
Item No.                                                          Report Page
--------                                                          -----------

          Forward-Looking Statements in Form 10-K                         1

                                    PART I
   1.     Business..................................................      2
   2.     Properties................................................     18
   3.     Legal Proceedings.........................................     23
   4.     Submission of Matters to a Vote of Security Holders.......     24


                                  PART II

   5.     Market for Registrant's Common Equity and
           Related Shareholder Matters...............................    25
   6.     Selected Financial Data...................................     27
   7.     Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................    29
   7A.    Quantitative and Qualitative Disclosures About Market Risk     44
   8.     Financial Statements and Supplementary Data...............     44
   9.     Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure....................    44


                                 PART III

   10.    Directors and Executive Officers of the Registrant........     45
   11.    Executive Compensation....................................     48
   12.    Security Ownership of Certain Beneficial Owners and
           Management................................................    53
   13.    Certain Relationships and Related Transactions............     56


                               PART IV

   14.    Exhibits, Financial Statement Schedules and Reports on
           Form 8-K.................................................     60


                             FINANCIAL INFORMATION

          Financial Statements                                          F-1
          Financial Statement Schedules                                F-26

FORWARD-LOOKING STATEMENTS IN FORM 10-K

     Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used, statements which are not historical in nature including the words "anticipate," "estimate," "should," "expect," "believe," "intend" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, for example, statements regarding JDN Realty Corporation's liquidity, the availability of capital resources, capital expenditures, continuing relationships with tenants and vendors and litigation. Forward-looking statements are, by their nature, subject to known and unknown risks and uncertainties. Among the factors that could cause actual results to differ materially from those anticipated are the following: management changes described in this report; any additional future management changes; a decrease in the number of development assignments from Wal-Mart and Lowe's; the ability to attract and retain key employees; the impact of restated financial statements included in this report on credit availability and generally in the financial and credit markets; any future default under any of JDN Realty Corporation's or JDN Development Company, Inc.'s bank credit facilities and the impact of special terms and conditions of such facilities, including the reduced availability and increased interest costs thereunder; business conditions and the general economy, especially as they affect interest rates and value-oriented retailers; the federal, state and local regulatory environment; the ability to refinance maturing debt obligations on acceptable terms; availability of debt and equity capital with acceptable terms and conditions including, without limitation, the availability of bank credit to fund development activities; the ability to sell operating shopping center properties and parcels of land on schedule and upon economically favorable terms; the availability of partners for joint venture projects and the ability to negotiate favorable joint venture terms; availability of new development opportunities; changes in the financial condition or corporate strategy of or business relations with JDN Realty Corporation's and JDN Development Company, Inc.'s primary retail tenants, in particular those of Wal-Mart and Lowe's; the outcome and costs of pending litigation and investigations noted in this report; the ability to fund, complete and lease existing development and redevelopment projects on schedule and within budget; tax legislation affecting the development business of JDN Realty Corporation and JDN Development Company, Inc.; and the ability of JDN Realty Corporation to maintain its qualification as a REIT. Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are detailed from time to time in press releases and reports filed by JDN Realty Corporation with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K. See also, "Risk Factors" under
Item 1 of this report.

                                    PART I

Item 1.  Business
-----------------

BACKGROUND

     JDN Realty Corporation is a real estate company specializing in the development and asset management of shopping centers anchored by value-oriented, necessity item retailers. When referred to herein, the term "Company" represents JDN Realty Corporation and its wholly owned or majority-owned subsidiaries. As of December 31, 1999, the Company and JDN Development Company, Inc. ("JDN Development") owned and operated, either directly or indirectly through affiliated entities, 109 shopping center properties containing approximately 12.9 million square feet of gross leasable area ("Company GLA") located in 17 states, with the highest concentrations in Georgia, North Carolina, and Tennessee. The principal tenants of the Company's and JDN Development's properties include Wal-Mart, Lowe's, and Kroger. As of December 31, 1999, no single property accounted for 10% or more of the total assets or total aggregate revenues of the Company and JDN Development. As of December 31, 1999, the Company and JDN Development, either directly or indirectly through affiliated entities or joint ventures, had 34 projects under construction. JDN Realty Corporation was incorporated under Maryland law in 1993 and has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes.

     JDN Development was formed in December 1994 to engage primarily in the development of shopping center properties. JDN Development was initially structured such that the Company owned 99% of the economic interest while J. Donald Nichols, the Company's former Chief Executive Officer, owned the remaining 1% of the economic interest and controlled JDN Development's operations and activities through his voting common stock ownership.

     On May 19, 2000, Mr. Nichols sold his voting common stock in JDN Development to W. Fred Williams, President of JDN Development. Because it is not a REIT, JDN Development may engage in certain activities in which the Company cannot engage, such as sales of all or portions of development projects and third-party fee development. Because of recent legislation amending the tax laws applicable to REITs, the ownership structure of JDN Development and the manner in which the Company conducts its development business may change significantly before April 30, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Federal Income Tax Legislative Developments" for additional information regarding the "Ticket to Work and Work Incentives Improvement Act of 1999."

     As of December 31, 1999, the Company had invested $4.0 million in JDN Development in the form of equity capital, $86.2 million in the form of secured notes receivable and $30.9 million in the form of unsecured advances. As of December 31, 1999, the Company guaranteed all or portions of two loans of JDN Development in the amount of $16.3 million. The loans are secured by property owned by JDN Development and are due in 2000. In June 2000, JDN Development satisfied one of these loans in full and reduced the balance on the remaining loan to $3.5 million.

RECENT DEVELOPMENTS

Undisclosed Compensation Arrangements, Related Party Transactions and Unauthorized Benefits
     In February 2000, the Company announced that it had discovered undisclosed compensation arrangements and related party transactions with two executive officers of the Company and JDN Development. The undisclosed compensation arrangements were in the form of payments by the Company or JDN Development for the purchase of land on behalf of an entity owned by these officers and in the form of payments of fees and commissions to this entity. The undisclosed related party transactions consisted of sales of land by JDN Development to entities in which these officers directly or indirectly held an interest. In addition, the Company discovered that these officers received unauthorized benefits from or through JDN Development, which included unauthorized receipt of commissions and fees related to real estate transactions consummated by JDN Development, unauthorized site improvements to land owned by these officers and the unauthorized conveyance of one parcel of land to these officers.

     The aggregate amount of the undisclosed compensation and unauthorized benefits to these officers was as follows:

                                               Undisclosed                Unauthorized
Year Ended December 31,                       Compensation                  Benefits
------------------------------------------------------------------------------------------
1994                                          $     599,940               $        1,000
1995                                                782,500                      103,000
1996                                                539,000                      359,150
1997                                              1,277,000                      290,284
1998                                                885,000                      371,461
1999                                                      -                      298,719
                                              -------------               --------------
     Total                                    $   4,083,440               $    1,423,614
                                              =============               ==============

     Because these transactions were not disclosed to or otherwise known by other members of management, these amounts were not accurately recorded in the accounting records of JDN Development and the Company and were not accurately recorded or disclosed in the Company's previously issued audited financial
statements as of and for the years ended December 31, 1994 through 1998.    As a
result, the Company has restated its financial statements included in Item 8 of this report for the years ended December 31, 1997 and 1998 and for each quarter in 1998 and for the first three quarters of 1999. The Company has also restated certain financial data included in Item 6 of this report for the years ended December 31, 1994 through 1998.

Management Changes
     In February 2000, Mr. Nichols resigned as Chief Executive Officer of the Company and as President of JDN Development. In April 2000, Mr. Nichols resigned from his remaining positions with the Company and JDN Development. Upon Mr. Nichols' resignation as Chief Executive Officer, an interim office of the Chief Executive Officer was established and occupied by William J. Kerley, Chief Financial Officer of the Company and Elizabeth L. Nichols, President of the Company. In April 2000, the interim office of Chief Executive Officer was disbanded, and Craig Macnab, a member of the Company's Board of Directors, was hired to serve as Chief Executive Officer of the Company. In March 2000, W. Fred Williams was hired to serve as President of JDN Development. In February 2000, Jeb L. Hughes, Senior Vice President of JDN Development, and C. Sheldon Whittelsey, IV, Vice President of the Company and JDN Development, resigned from all of their positions with the Company and JDN Development. In April 2000, William J. Kerley resigned from the position of Chief Financial Officer of the Company, and John D. Harris, Jr., the Company's Controller, was appointed Interim Chief Financial Officer.

Bank Credit Agreements
     As a result of the undisclosed compensation and related party transactions, the Company was in default under the credit agreements related to its primary line of credit and term loan. On May 23, 2000, the Company and the bank groups entered into amendments to its line of credit and term loan, which cured all existing defaults. Under these amended and restated credit agreements, loans outstanding were converted from unsecured to secured, the interest rates increased to LIBOR plus 2.50% (reduces to LIBOR plus 2.25% after approximately 90 days once certain post-closing conditions are met), the maximum amount available under the line of credit decreased from $200 million to $175 million and the maturity dates changed to June 2001.

Discrepancies in Leases with and Land Sales to Tenants
     In April 2000, the Company announced the discovery of discrepancies in cost and other information underlying certain leases and real estate sales agreements with the Company's two largest tenants, Wal-Mart and Lowe's (collectively, the "Major Anchor Tenants"). The Company determined that these discrepancies may have affected the negotiation of rental rates and purchase prices paid by the Major Anchor Tenants on transactions with the Company and JDN Development.
After further investigation and discussions with the Major Anchor Tenants, the Company, JDN Development and the Major Anchor Tenants entered into an Estoppel and Release on May 23, 2000 (the "Settlement Agreement") which contained a financial settlement and reaffirmed the terms of all existing leases without modification, restatement or adjustment and reaffirmed all previously consummated real estate sales transactions without modification, restatement or adjustment.

Additional Information
     For additional information on the recent developments noted above, see the following sections of this report: "Legal Proceedings" in Item 3, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7, "Directors and Executive Officers of the Registrant" in Item 10, "Executive Compensation" in Item 11 and "Certain Relationships and Related Transactions" in Item 13.

DESCRIPTION OF BUSINESS
Development
     The Company's primary business is to develop shopping centers anchored by strong retailers such as, for example, the Major Anchor Tenants. Through December 31, 1999, the Company, its predecessors and JDN Development had developed or jointly developed 176 shopping center projects, of which 104 were built on assignment from Wal-Mart and 28 were built on assignment from Lowe's. The Company's and JDN Development's primary development relationships continue to be with Wal-Mart and Lowe's, with additional relationships with Kroger, PetsMart and Kohl's. Further, the Company and JDN Development are involved in development activities with 10 different secondary anchor tenants such as Staples and T.J. Maxx.

     Management believes that its historic relationships with these and other value-oriented retailers have provided the Company and JDN Development with a significant number of opportunities for shopping center development. Management believes that the selection of the initial tenants for a shopping center project is among the most important factors in determining the initial success and long-term viability of a project.

     After obtaining an assignment from a retailer in a particular market, JDN Development generally:

     .    Obtains an option on the proposed site;

     . Develops a site plan, taking into account the physical constraints of the property and the physical requirements of the shopping center retailers, that can be translated into economic terms to set rental rates for anchor tenants;

     . Performs preliminary demographic, traffic and economic studies on the proposed site;

     . Contacts other major shopping center retailers that management believes would be interested in the same market to determine their interest in establishing a store at the proposed site;

     . Estimates costs by evaluating soil, water, sewer, environmental and traffic factors, as well as any other costs associated with the proposed site;

     . Reviews the local rental market to determine demand for and pricing of local tenant space;

     . Contacts potential outparcel users for the site to determine demand for and pricing of outparcels;

     . Performs financial analyses to confirm that the development meets internal return on investment criteria; and

     . After JDN Development obtains a commitment from a significant shopping center retailer, the Company and JDN Development purchase the site and JDN Development oversees construction of the shopping center.

     The Company and JDN Development have historically concentrated their development activities in the Southeast as a result of attractive shopping center development opportunities with major anchor retailers in this region. The Company and JDN Development expect to continue to pursue development opportunities within the Southeast based on assignments from major retailers.
In addition, the Company looks to develop, acquire and own outparcels, grocery anchored shopping centers and specialty retail shopping centers in locations with demonstrated growth potential or density that present high barriers to entry for other shopping center developers.

     In 1999, JDN Development, through a newly formed wholly owned subsidiary, acquired Goldberg Property Associates, Inc. ("Goldberg"), a real estate development, brokerage and property management company in Denver, Colorado.
This acquisition provides JDN Development with additional development opportunities, regional knowledge of the Intermountain states and opportunities to develop for additional regional retailers. Additionally, JDN Development has pursued development opportunities with its own development staff and with selected local developers in the Midwest, Southwest, Northeast and California as the result of increased tenant interest and opportunities in these markets.

     During 1999, the Company and JDN Development developed projects which added approximately 2.0 million square feet of Company GLA completed to the Company's operating portfolio of shopping centers and cost approximately $179.6 million. As of December 31, 1999, the Company, either directly or indirectly through JDN Development and joint ventures, had begun construction of a total of 34 projects which are expected to add approximately 2.7 million square feet of Company GLA to the Company's operating portfolio of shopping center properties.

Asset Management
     The Company's in-house leasing, property management and asset management teams work together to attract and retain national, regional and local tenants and to maintain productive relationships with these tenants. Further, the Company's and JDN Development's relationships with national and regional non-anchor tenants have contributed to a relatively high percentage of the non-anchor retail space of each development project being leased prior to completion. The leasing staff seeks a complementary mix of financially qualified tenants. The Company's leasing professionals analyze the financial condition of each retail prospect, evaluate the prospect's business plan and suitability as a tenant in a particular center and recommend the prospect to management. In management's judgement, this process maximizes occupancy and reduces the risk of tenant turnover.

     During 1999, on a "same property" basis, the Company achieved the following results:

     . Net operating income increased 0.5% for the year ended December 31, 1999 as compared to the year ended December 31, 1998, primarily as a result of leasing of vacant space, rental increases from existing tenants and higher percentage rent payments.

     . At December 31, 1999, the properties were 95.9% leased as compared to 97.5% at December 31, 1998. This decrease primarily relates to an anchor tenant at one of the Company's shopping center properties whose lease terminated at the end of 1999.

     . Annualized base rent per leased square foot increased to $7.01 as of December 31, 1999 from $6.91 as of December 31, 1998 due to an increase in effective rent upon turnover or renewal of space.

     As of December 31, 1999, the Company and JDN Development's operating portfolio of 109 shopping center properties was 95.2% leased.

Redevelopment and Expansion
     The Company's business strategy also includes the selective redevelopment, retenanting and expansion of existing or recently acquired shopping centers to increase cash flows and property values. The Company has historically been active in its tenants' expansion plans as changing demographics and increased sales warrant expansion or relocation. Redevelopment projects have included adding anchor tenants, changing the tenant mix and reconfiguring shopping centers. The Company and JDN Development have worked closely with several anchor tenants to enlarge their stores and enhance merchandising capabilities at existing and recently acquired properties.

     During 1999, the Company completed the redevelopment of a shopping center located in Cartersville, Georgia. As part of this redevelopment, the Company relocated a 27,200 square foot Ingles into a 60,000 square foot store, which was previously occupied by Wal-Mart. Also during 1999, the Company completed the renovation and expansion of its Lafayette, Georgia shopping center, which included the expansion of Food Lion. In addition, the Company replaced a vacating anchor tenant space in Asheville, North Carolina with Dick's Sporting Goods.

     At December 31, 1999, the Company and JDN Development had two redevelopment projects and two expansions underway:

     . In Milwaukee, Wisconsin, JDN Development is relocating a 21,090 square foot Walgreen's out of an existing predominately vacant mall to an outparcel owned by JDN Development and replacing the mall with a 120,000 square foot Wal-Mart.

     . In Eastman, Georgia, the Company is relocating a 3,600 square foot Movie Gallery into a 4,800 square foot freestanding store and expanding Food Lion into a 35,560 square foot store.

     . In Warner Robins, Georgia, the Company is adding a Phase II expansion to the existing shopping center, which will include a Wal-Mart Super Center (non-owned), PetsMart, TJ Maxx, a national office supply tenant, and 20,400 square feet of additional retail space.

     . In Greensboro, North Carolina, the Company is adding a Phase II expansion to the existing shopping center, which will include an Old Navy and Dick's Sporting Goods.

Dispositions
     The disposition strategy of the Company is to maximize the return on re-deployed capital so that the end result is long-term value creation. The asset management and disposition teams analyze properties for potential dispositions and focus on selling assets that management believes:

     .    Do not fit the corporate strategy and

     . Are valued more highly by the external market than the Company values them internally.

     The Company believes that the selective disposition of assets represents an effective means for it to generate additional capital. The Company has utilized different strategies for dispositions, which have included selling all or portions of shopping centers for cash and selling shopping centers using tax efficient means such as tax-deferred exchanges ("1031 Exchanges") under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code").

     During 1999, the Company sold the following five shopping center properties:

                                               Disposition               Company
Location                                          Date                     GLA              Proceeds
-----------------------------------------------------------------------------------------------------------
Tullahoma, Tennessee                                8/3/99               79,295        $        3,650,000
Cartersville, Georgia                              9/30/99              375,067                24,364,000
Greensboro, North Carolina *                      12/14/99              342,220                35,857,755
Greenville, North Carolina *                      12/14/99              232,821                25,791,007
Wilmington, North Carolina *                      12/14/99              143,764                16,851,238
                                                                    ------------       --------------------
                                                                      1,173,167              $106,514,000
                                                                    ============       ====================
----------------------------------------------------

(*) Sold using a 1031 Exchange. As such, the net proceeds from the sales were deposited with a Qualified Intermediary as defined in the regulations promulgated under the Code. The
     Company identified replacement property within time limits imposed by the Code and purchased replacement property totaling approximately $35.6 million on June 11, 2000.

     As of December 31, 1999, the Company was negotiating the sale of four other shopping centers, all of which were subject to definitive agreements at that date. The sale of these centers closed in the first quarter 2000 netting proceeds to the Company of $29.2 million. In January 2000, the Company and JDN Development began negotiating to sell all or a portion of 14 additional shopping center properties (the "Additional Sale Properties") with an aggregate net book value of $132.6 million for an estimated aggregate purchase price of approximately $146.9 million. Ten of the Additional Sale Properties include the sale of a Wal-Mart Supercenter, a Lowe's store or both. The Additional Sale Properties include three properties that the Company and JDN Development intend to sell to Wal-Mart as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below. The Company and JDN Development sold four of the Additional Sale Properties, including two of the three to Wal-Mart as described in Recent Developments, in May and June 2000 netting proceeds of $16.4 million after the paydown of secured indebtedness of JDN Development in the amount of $12.8 million. The Company expects to close the sale of the remaining Additional Sale Properties in the third and fourth quarters of 2000. The Additional Sale Properties represent approximately 14.8% of net operating income for the year ended December 31, 1999. The closing of the remaining Additional Sale Properties is dependent upon, among other things, completion of due diligence and, in some instances, the ability of the purchasers to successfully obtain financing for these transactions. Therefore, there can be no assurance that any of these transactions will close when expected or at all. Failure to close some or all of the sales of the Additional Sale Properties could adversely affect the Company's ability to fund its ongoing development activities.


TENANTS

     As of December 31, 1999, the Company and JDN Development had the following significant tenants.

                          Percent of           Percent of
                           Company             Annualized
Tenant                       GLA               Base Rent
-------------------------------------------------------------------------
Wal-Mart                    22.4%                14.3%
Lowe's                      15.7%                17.5%

     No other tenant accounted for more than 10% of Company GLA or annualized base rent in 1999. The loss of either Major Anchor Tenant or the inability of either of them to pay rent would have a material adverse effect on the Company's financial condition and results of operations. See also "Risk Factors" below and "Recent Developments" above.

     The tenant base of the Company and JDN Development had the following characteristics as of December 31, 1999:

                                      Percent of             Percent of
                                       Company               Annualized
Type of Tenant                          GLA                  Base Rent
------------------------------------------------------------------------
Anchor                                  76.8%                 69.3%
Non-anchor                              18.4%                 30.7%
Unleased                                 4.8%                  0.0%
                                    ---------              --------
   Total                               100.0%                100.0%
                                    =========              ========


National                                77.8%                 76.3%
Regional                                 9.1%                 11.0%
Local                                    8.3%                 12.7%
Unleased                                 4.8%                  0.0%
                                    ---------              --------
   Total                               100.0%                100.0%
                                    =========              ========

COMPETITION

     The Company and JDN Development compete with commercial developers, real estate companies and other real estate owners for development and acquisition opportunities in all of its market areas. Certain of these competitors may have greater amounts of available capital, better access to capital at lower costs, more management and development expertise and other resources than those of the Company or JDN Development. The operations of each shopping center in the Company's portfolio are subject to competition from similar shopping centers in their respective locations. Management believes that the Company and JDN Development are well positioned to compete effectively for development and acquisition opportunities and are generally well positioned to compete in markets in which its shopping center properties are located, although recent developments described in this report could impact the competitive position of the Company and JDN Development in the future.

ENVIRONMENTAL MATTERS

     The Company and JDN Development are subject to numerous federal, state and local environmental regulations that apply to the development, ownership and operation of real property. In developing shopping centers, the Company and JDN Development engage environmental consultants to determine whether flood plains, wetlands or environmentally sensitive areas are part of the property to be developed. If flood plains are identified, any necessary governmental permits or consents are sought and, if required, development and construction is planned so that flood plain areas are preserved or alternative flood plain capacity is created in conformance with federal and local flood plain management requirements.

     Stormwater discharge from a construction facility is evaluated in connection with the requirements for stormwater permits under the Clean Water Act, which is an evolving program in most states. Management anticipates that general stormwater permits will be applicable to the Company's activities and individual permits will not be required for existing or new developments.

     Some of the Company's shopping centers contain friable asbestos elbow fitting insulation on mechanical systems throughout the shopping centers and may contain other asbestos containing materials. These materials are inspected for damage or disturbance periodically and adequate remediation is performed in the event of any repairs or renovations on the affected area. Some of the buildings on the Company's properties were built when low concentrations of non-friable asbestos were commonly used in building materials such as roof flashings and vinyl floor tile and may contain non-friable asbestos building materials. Management believes that buildings that contain limited amounts of friable asbestos, which is subject to monitoring by the Company, and materials that contain low concentrations of non-friable asbestos, when properly managed and maintained generally do not impose any environmental hazard. In 1999, the Company and JDN Development purchased certain land for its development projects, which contained structures with friable asbestos. The Company and JDN Development performed demolition and remediation according to government regulations prior to beginning construction. The Company's properties may also be affected by materials that contain polychlorinated bipheynis ("PCBs"), such as electrical transformers, owned by other parties located on the Company's properties. Management does not believe that the presence of such materials will result in removal costs that would have a material adverse effect on the Company's financial condition or results of operations in the event of any future major repairs or renovation activities.

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

     The general policy of the Company and JDN Development is to obtain a new or updated environmental assessment each time it develops or acquires a property. The Company and JDN Development had Phase I environmental assessments conducted on each property on which they began construction during 1999.

     The terms of all agreements for purchase and sale of properties the Company and JDN Development have acquired or will acquire contain or are expected to contain representations related to the sellers' knowledge of existing environmental conditions. Generally, sellers do not assume responsibility for any liability relating to existing adverse environmental conditions that are not known to the seller. Moreover, because the terms of the Company's leases with its shopping center tenants do not give the Company control over the day-to-day operational activities of the tenants, no assurance can be given that any lessee of a property owned or to be owned by the Company has not and will not create a hazardous environmental condition.

     Except for one instance noted below, the Company and JDN Development have not been notified by any governmental authority of any material noncompliance, environmental claim or liability in connection with any of its shopping centers. The Company and JDN Development have not been notified of any claim for personal injury or property damage by a private party in connection with any of its properties as a result of environmental conditions. The Company and JDN Development have been notified that the Environmental Protection Agency intends to investigate an alleged violation of a wetlands permit at one of the Company's recently developed properties. However, management does not believe that this investigation will have a material adverse effect on the Company's financial position or results of operations. The Company and JDN Development are not aware of any other environmental condition or liability with respect to any of its properties that management believes would have a material adverse effect on the Company's financial position or results of operations.

EMPLOYEES
     As of June 2, 2000, the Company, JDN Development and their subsidiaries employed 120 full-time individuals and three part-time individuals, including executive, administrative and field personnel.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
     The Company is in the business of development, redevelopment, asset management and acquisition and disposition of shopping centers. The Company considers its activities to consist of a single industry segment. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain information required in Item 1.

RISK FACTORS
     As a real estate company specializing in the development and acquisition of retail shopping centers, the Company is subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in certain forward-looking statements contained herein and elsewhere. In addition, because it operates as a REIT, the Company is also subject to certain tax related risks. Among the factors that could cause actual results to differ materially from those indicated and that could cause future results to differ materially from past results are the following:

The Company is Dependent on Major Anchor Tenants for Revenues; Major Anchor Tenant Relations May be Affected by Recent Developments
     Major Anchor Tenants. As of December 31, 1999, Wal-Mart and Lowe's each leased more than 10% of the gross leaseable area that the Company owned directly. Wal-Mart and Lowe's also each accounted for more than 10% of the Company's total minimum rent. No other single tenant accounted for more than 10% of the Company's gross leaseable area or more than 10% of the total minimum rent in 1999.

     If the Company were unable to finance, complete and lease or sell development projects to either of the Company's two largest tenants or if the financial condition or corporate strategy of either of these tenants changes or if the recent developments adversely affect the willingness or interest of the Major Anchor Tenants to do business with the Company, the Company could experience material adverse consequences, such as reduced net income, reduced funds from operations, reduced distributions and violation of covenants in one or more of its debt obligations. In addition, other tenants may not be attracted to the Company's properties without these tenants. See "Business-Recent Developments" in Item 1 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The following is a list of examples of changes that could have a material adverse effect on the Company:

     . The Company could experience a loss of liquidity, either through further restrictions under its existing credit facility, its inability to attract joint venture partners, its inability to sell projects as expected, its inability to access alternative sources of capital, or otherwise, that could cause the Company to become unable to start or complete existing or new development projects;

     . Wal-Mart or Lowe's could become unable to complete and lease existing development and redevelopment projects on schedule and within targeted projections;

     .    Wal-Mart or Lowe's could become unable to pay rent as it becomes due;

     . Wal-Mart or Lowe's could fail to renew leases as they expire causing vacancy at certain shopping centers or causing the Company to re-lease the vacant space on less than favorable economic terms;

     . Wal-Mart or Lowe's could discontinue providing or provide significantly fewer assignments of development projects to the Company or Wal-Mart or Lowe's could provide assignments that are not economically feasible for the Company to pursue, and the Company could be unable to replace the income from these assignments with economically advantageous assignments from other retail anchor tenants;

     . The Company could become unable to complete new and existing development projects for these tenants as a result of the inability or unwillingness of third-party vendors to provide services to the Company; and

     . The Company would become unable to obtain funds through joint venture relationships as a result of the inability or unwillingness of third-party potential joint venture partners to enter into joint venture relationships with the Company.

     Other Tenants. A change in the financial condition or business strategy of another major tenant or a number of smaller tenants may have an adverse impact on the properties affected and on the income that those properties produce.

     Other Tenant Relations May be Affected by Recent Developments. The Company depends, and will continue to depend upon, its relationships with current and future tenants. Management believes, based on the current level of activity, that it has the ability to maintain current and develop new relationships. However, inability of the Company to maintain current and to develop new tenant relationships, as a result of the events described in "Recent Developments" in
Item 1 of this Report, could have a material adverse effect on the Company.

The Company is Dependent on Outside Financing to Support its Business Strategy
     The Company's strategy includes developing and redeveloping shopping center properties. Because the Company operates in a manner so as to preserve its qualification as a REIT, and the requirement that it distribute at least 95% of its taxable income (or 90% of its taxable income after December 31, 2000) to shareholders each year, the Company is generally not able to fund its acquisitions and development activities with cash from operating activities.
The Company must therefore rely, in part, on the availability of debt or equity capital to fund development and redevelopment activities.

     The Company's existing bank credit facilities as amended in May 2000 consist of a $175.0 million revolving credit agreement (under which the Company had $28.0 million available as of May 31, 2000) and a $100.0 million term loan, as more particularly described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The bank credit facilities contain restrictions on the Company's ability to incur additional indebtedness, requires the Company to maintain certain specified financial ratios and obligates the Company to provide certain of its properties as security. The Company may be unable to refinance or repay this indebtedness in full when it matures in June 2001. There can also be no assurance that the Company will have access to public or private debt or equity capital markets to fund future growth on acceptable terms.

     The Company is subject to a variety of risks associated with debt financing. Examples of these risks include the following:

     . The Company's cash provided by operating activities may be insufficient to meet required payments of principal and interest;

     . The Company may be unable to pay or refinance indebtedness on its properties;

     . If prevailing interest rates or other factors at the time of refinancing result in higher interest rates on refinancing, then the Company's interest costs would increase, which may adversely affect the Company's costs and related returns on its development and redevelopment activities, cash provided by operating activities and the ability to make distributions or payments to holders of the Company's securities;

     . If the Company is unable to secure refinancing of indebtedness on acceptable terms, the Company may be forced to dispose of properties upon disadvantageous terms, which may result in losses to the Company and may adversely affect the Company's funds from operations;

     . If the Company is unable to obtain secured or unsecured financing on acceptable terms, the Company may not be able to fund its development pipeline, resulting in a loss of future income and asset value to the Company; and

     . If a property or properties are mortgaged to secure payment of indebtedness and the Company is unable to meet mortgage payments, the mortgagee may foreclose upon the property or otherwise compel the Company to transfer the property to the mortgagee, resulting in a loss of income and asset value to the Company.

     The Company is limited on the amount of its secured debt outstanding to 40% of its Adjusted Total Assets, as defined in the indenture governing its publicly issued notes.

     As a result of its failure to timely file its Annual Report on Form 10-K for the year ended December 31, 1999, the Company's registration statements on Form S-3 as filed with the Securities and Exchange Commission ("SEC") are no longer effective. The inability of the Company to rely on its shelf registration statements will increase the Company's financing costs and may adversely affect the Company's ability to timely access the public debt and equity capital markets.

The Company is Dependent on Land Sales and Shopping Center Sales to Support its Growth
     In addition to outside financing, the Company is dependent upon selling land and shopping centers to provide funds to invest in its development activities. The closing of real estate transactions requires considerable effort and is dependent upon multiple factors that are not necessarily within the Company's control. Among these factors are the ability of the purchaser to obtain financing, the resolution of issues arising out of due diligence, economic conditions which may make sales prices unattractive to the Company, economic conditions which make real estate unattractive to potential purchasers, and unforeseen delays in the process which cause delays in the closing. Failure to close land sales and shopping center sales on schedule could adversely affect the Company's ability to continue to fund its development activities.

The Company is Subject to Tax-Related Risks
     Tax Liabilities of Failure to Qualify as a REIT. The Company has elected to be taxed as a REIT for federal income tax purposes. We can provide no assurance, however, that the Company will continue to operate in a manner enabling it to remain so qualified. Qualification as a REIT involves the application of highly technical and complex Code provisions. Also, the determination of various factual matters and circumstances not entirely within the Company's control may impact its ability to qualify as a REIT. In addition, new legislation, regulations, administrative interpretations or court decisions may significantly change the tax laws with respect to the qualification as a REIT or the federal income tax consequences of such qualification.

     Among the requirements to qualify as a REIT, the Company must distribute at least 95% (or 90% after December 31, 2000) of its taxable income to its shareholders each year. Possible timing differences between the receipt of income, the payment of expenses and the inclusion and deduction of such amounts in determining taxable income could force the Company to reduce its dividends below the level necessary to maintain its qualification as a REIT, which would have material adverse tax consequences. In order to maintain qualification as a REIT, the Company must also satisfy annually two gross income requirements. In addition, at the close of each quarter of the Company's taxable year, the Company must satisfy certain tests under the Code relating to the nature of its assets. As part of these asset tests, a REIT cannot own securities of any one issuer in an amount representing more than 10% of the outstanding voting securities of such issuer (or more than 10% of either the voting securities or of the total value of the securities of such issuer after December 31, 2000). The Internal Revenue Service has adopted the Securities and Exchange Commission's position that the term "voting security" should generally be interpreted to include not only the formal legal right to vote for the election of directors pursuant to the law of the state of incorporation but also the de facto power, based on all the surrounding facts and circumstances, to determine, or influence the determination of, the identity of a corporation's directors. The Company presently owns 1% of the voting securities and 100% of the non-voting securities of JDN Development. While no assurance can be given that the IRS would not successfully assert that the shares of non-voting securities of JDN Development held by the Company constitute "voting securities," management of the Company believes that the Company does not have the de facto power to determine, or unduly influence the determination of, the identity of the directors of Development Company.

     If in any taxable year the Company does not qualify as a REIT, it would be taxed as a "C" corporation and, in computing its taxable income, the Company would not be able to deduct distributions to the holders of the Company's capital stock. In addition, unless entitled to relief under certain statutory provisions, the Company could not elect REIT status for the four taxable years following the year during which qualification was lost. It is not possible to state whether in all circumstances the Company would be entitled to such statutory relief. Failure to qualify as a REIT for even one year could result in the Company incurring substantial indebtedness (to the extent borrowings are feasible) or liquidating substantial investments in order to pay the resulting taxes. In addition, the Company would no longer be required by the Code to make any distributions to its stockholders. As a "C" corporation, future distributions by the Company to its stockholders will be made at the discretion of the Company's Board of Directors, and it is not anticipated that the Company would make any distributions to its stockholders in the foreseeable future.
This likely would have a significant adverse affect on the value of the Company's securities.

     Other REIT Taxes. Although qualified for REIT taxation, certain transactions or other events could lead to the Company being taxed at rates ranging from 4% to 100% on certain income or gains.

The Company Lacks Control Over the Day-to-Day Operations and Management of JDN Development

     While the Company owns 99% of the economic interest in JDN Development, 99% of its voting stock is owned by W. Fred Williams, President of JDN Development. The Company, therefore, does not control the timing or amount of distributions of JDN Development, nor does the Company control the day-to-day operations of JDN Development. The Company also lacks the ability to set the business policies and operations of JDN Development. As a result, JDN Development could potentially engage in business activities that are not in the Company's best interests.

The Outcome of Shareholder Litigation May Adversely Affect the Company's Business and Financial Results

     Claims have been brought by shareholders against the Company and certain of its directors and current and former executive officers alleging various violations of federal securities laws and state laws. An unfavorable disposition of these claims against the Company and the costs related thereto could have a material adverse effect on the Company's financial condition or cash flows and results of operations, as described in "Legal Proceedings" in
Item 3 of this report. It is likely that the Company will incur substantial defense costs.

The Company May Become Subject to Regulatory Proceedings

     As a result of an investigation by a special committee of the Company's Board of Directors into undisclosed compensation arrangements, related party transactions and unauthorized benefits, the Company was unable to file this report by the required deadline. The SEC has contacted the Company and has requested the voluntary production of certain documents and other information from the Company related to the matters investigated by the special committee; the Company is cooperating with the SEC in responding to this request. The Company cannot be certain that it will not be subject to regulatory proceedings initiated by the SEC or other regulatory agencies. Regulatory agencies and self-regulatory organizations, such as the SEC, the New York Stock Exchange, the Internal Revenue Service or state tax authorities, may seek to impose fines, penalties or other remedies against the Company. The imposition of any such fines, penalties or other remedies could have a material adverse effect on the Company.

Changes in Key Personnel and Lack of Effective Form S-8 May Adversely Affect the Company

     The Company depends on the efforts of its executive officers and other key personnel. The recent resignations of certain executive officers and key personnel of the Company and the loss of key personnel in the future could have a significant adverse effect on the Company's operations. Similarly, the Company has recently hired new executives and promoted or reassigned other personnel. The inability of these employees to effectively assume their new responsibilities could have an adverse effect on the Company's operations.
Also, as a result of the Company's failure to file timely its Annual Report on Form 10-K for the year ended December 31, 1999, the Company's registration statement on Form S-8 filed with the SEC is no longer effective which will increase the cost and may delay the timing of any awards of stock options or stock to employees of the Company. Without an effective registration statement, any securities issuances under the Company's employee benefit plans will consist of securities that will not be freely tradeable when issued.

The Company is Subject to Risks Inherent in Investment in Real Estate Properties

     General Risks. Real property investments are subject to varying degrees of risk. Among the factors that may affect real estate values and the income generated from real estate investments are the following:

     .    changes in the general economic climate;
     . local conditions (such as an over supply of or a reduction in demand for shopping center space in an area);
     .    the quality and philosophy of management;
     .    competition from other available space;
     .    the ability of the owner to provide adequate maintenance and insurance;
     .    variable operating costs (including real estate taxes);
     . costs associated with federal, state and local government laws and regulations (including, for example, environmental, zoning and other land use laws and regulations);
     . changes in business conditions and the general economy as the affect interest rate levels;
     .    the availability of financing; and

     .    potential liability under and changes in environmental and other laws.

     Dependence on Rental Income from Real Property. Because rental income from real property represents substantially all of the Company's total revenues, the inability of a significant number of the Company's tenants to meet their obligations to the Company, or the inability of the Company to lease on economically favorable terms a significant amount of space in its properties could adversely affect the Company.

     In the event of default by a tenant, the Company may experience delays in enforcing, and incur substantial costs to enforce its rights as landlord. In addition, although circumstances may cause a reduction in income from the investment, there is generally no reduction in certain significant expenditures associated with ownership of real estate (such as mortgage payments, real estate taxes and maintenance costs).

     Operating Risks. The Company's shopping center properties are subject to all operating risks common to shopping center developments and are particularly subject to the risks of changing economic conditions that affect value-oriented retailers and the retail industry as a whole. Such risks include the following:

     .    competition from other shopping center developments and developers;
     . excessive building of comparable properties or increases in unemployment in the areas in which the Company's properties are located (either of which might adversely affect occupancy or rental rates);
     . increases in operating costs due to inflation and other factors (which increases may not necessarily be offset by increased rents);
     .    inability or unwillingness of lessees to pay rent increases;
     . changes in general economic conditions or consumer preferences that affect the demand for value-oriented retailers or that result in the merger of closings or relocations by such retailers;
     . the availability of debt and equity capital with favorable terms and conditions;
     . future enactment of laws regulating public places (including present and possible future laws relating to access by disabled persons); and
     . limitation by local rental markets of the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates.

     Any of the above may adversely affect the Company's ability to make distributions or payments to holders of its securities.

     Illiquidity of Real Estate. Equity real estate investments are relatively difficult to convert to cash and therefore may tend to limit the ability of the Company to react promptly in response to changes in economic or other conditions. Further, restrictions applicable to REITs may affect the Company's ability to sell properties without adversely affecting returns to holders of the Company's securities.

     Inability to Rent Unleased Space. Many factors, including certain covenants found in some leases with existing tenants that restrict the use of other space at a property, may affect the ability of the Company to rent unleased space. There can be no assurance that any tenant whose lease expires in the future will renew such lease or that the Company will be able to re-lease space on economically advantageous terms. In addition, the Company may incur costs in making improvements or repairs to a property that are required by a new tenant.

     Effect of Uninsured Loss on Performance. The Company carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with policy specifications and insured limits that are customary for similar properties. Certain types of losses (such as from wars or earthquakes), however, are either uninsurable or insurable only at costs, which are not economically justifiable. If an uninsured loss occurs, although the Company would continue to be obligated to repay any recourse mortgage indebtedness on the property, the Company may lose both its invested capital in, and anticipated profits from, the property.

     Competition. Numerous commercial developers, real estate companies and other owners of real estate (particularly those that operate in the states in which the Company's properties are located) compete with the Company in seeking land for development, properties for acquisition and tenants for properties. Certain of these competitors may have greater access to capital and other resources than the Company.

     Potential Environmental Liability and Cost of Remediation. As an owner of real property, the Company may become liable for the costs of removal or remediation of certain hazardous or toxic substances at, under or disposed of in connection with such property. Also, the Company may become liable for certain other potential costs relating to hazardous or toxic substances (including government fines and injuries to persons and adjacent property). Various federal, state and local environmental laws may impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances and may impose liability on the owner in connection with the activities of an operator of the property.

     The costs of any required remediation, removal, fines or personal or property damages and the Company's liability for these costs could exceed the value of the property. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the Company's ability to sell or rent such property or to borrow using such property as collateral, which, in turn, would reduce the Company's revenues.

     Americans with Disabilities Act. The Company's properties and any additional developments or acquisitions must comply with Title III of the Americans with Disabilities Act ("ADA"). Compliance with the ADA's requirements may require removal of structural, architectural or communication barriers to handicapped access and utilization in certain public areas of the Company's properties. Noncompliance could result in injunctive relief, imposition of fines or an award of damages to private litigants. If the Company must make changes to bring any of its properties into compliance with the ADA, expenses associated with such changes could adversely affect the Company's ability to make expected distributions. The Company believes that its competitors face similar costs to comply with the requirements of the ADA.

The Company is Subject to Risks Inherent in Development and Acquisition
Activities

     Developing or expanding existing shopping centers is an integral part of the Company's strategy for maintaining and enhancing the value of its shopping center portfolio. While the Company's policies with respect to its activities are intended to limit some of the risks otherwise associated with those activities (including not commencing construction on a project prior to obtaining a commitment from an anchor tenant), the Company and JDN Development nevertheless will incur certain risks, including risks related to delays in construction and lease-up, costs of materials, financing availability, volatility in interest rates, labor availability and the failure of properties to perform as expected. The Company and JDN Development could also become unable to complete development projects because of the inability or unwillingness of third-party vendors such as contractors to provide services to the Company or JDN Development or the inability of the Company or JDN Development to obtain financing on economically feasible terms.

Limitations on Potential Changes in Control May Adversely Affect the Company

     Certain provisions of the Company's Charter and Bylaws and Maryland law may make a change in the control of the Company more difficult, even if a change in control were in the shareholders' interest. These provisions include the following:

     . The limitation on ownership of the Company's capital stock by any single holder (other than J. Donald Nichols, Elizabeth L. Nichols, their immediate family and certain affiliates) to (a) 8% of either the number or the value of the outstanding shares of common stock and (b) 8% of either the number or the value of the outstanding shares of preferred stock;

     .    The staggered terms of the Company's Board of Directors;

     .    Super-majority voting in certain situations;
     .    Business combination provisions under Maryland law; and
     . The ability of the Company's Board of Directors to issue stock without shareholder approval.

     The principal purpose of the foregoing ownership limitations is to prevent, to the extent practicable, a concentration of ownership that might jeopardize the Company's qualification as a REIT. An incidental consequence of such provisions is to make a change of control significantly more difficult (if not impossible) even if it would be favorable to the interests of the stockholders. Such provisions will prevent future takeover attempts which the Board of Directors has not approved even if a majority of the stockholders deem it to be in their best interests or in which the stockholders may receive a premium for their shares over the then market value.

Item 2.  Properties
-------------------

     The Company's corporate headquarters are located in a building it owns at 359 East Paces Ferry Road, Suite 400, Atlanta, Georgia 30305. JDN Development leases space from the Company at that location. The Company and JDN Development coordinate most of their corporate activities from their headquarters, although the Company and JDN Development also maintain offices in Nashville, Tennessee; Charlotte, North Carolina; Denver, Colorado; Birmingham, Alabama; and Marlton, New Jersey.

     As of December 31, 1999, the Company JDN Development owned and operated, either directly or indirectly through affiliated entities, 109 shopping center properties totaling approximately 12.9 million square feet of gross leasable area. The following tables set forth information on these properties as of December 31, 1999:

PROPERTY LIST

                       YearBuilt/
                        Renovated     Total      Company    Percent
Location               or Expanded   GLA (1)       GLA       Leased                 Anchor Stores
----------------------------------------------------------------------------------------------------------------
ALABAMA
    Decatur             1965/1996     122,957      122,957     87.8%     Food World
    Gadsden               1979        131,046       85,343     97.0%     Public Wholesale, Food World(2), Eckerd
    Opelika             1993/1995     306,230      306,230    100.0%     Wal-Mart, Lowe's, Winn-Dixie, Goody's, CVS
    Opelika               1999        135,197      135,197    100.0%     Lowe's
    Scottsboro            1999        223,759       40,569     91.1%     Wal-Mart (2)

COLORADO
    Denver                1997        244,641      244,641     99.6%     King Soopers, Homeplace, OfficeMax, Just for Feet
                                                                         PetsMart
FLORIDA
    Bradenton              1999         9,611        9,611    100.0%     -
    Brandon                1997       243,207      115,952    100.0%     Lowe's(2), Jumbo Sports
    Brandon                1999        51,424       51,424    100.0%     Publix
    Fort Walton Beach      1986        21,902       21,902     73.7%     -
    Gulf Breeze            1998       198,459       29,829     23.6%     Wal-Mart(2)
    Ocala               1984/1991     183,820      183,820     98.5%     Wal-Mart, Winn Dixie
    Tallahassee         1990/1994     265,304      109,055     98.9%     Wal-Mart(2), Lowe's

GEORGIA
    Alpharetta             1998       129,044      129,044    100.0%     Lowe's
    Buford                 1998       391,835      391,835     99.1%     Wal-Mart, Lowe's
    Canton                 1983       127,800      127,800     92.1%     Ingles
    Canton (4)             1996       238,031      238,031    100.0%     Wal-Mart
    Cartersville           1984       112,242      112,242     68.6%     Ingles, Eckerd
    Chamblee               1976       175,972      175,972     89.9%     Winn Dixie, CVS
    Columbus               1999       242,614      119,614     96.5%     Target(2), Goody's, Michael's, PetsMart
    Cordele                1997       176,054      176,054    100.0%     Wal-Mart
    Cumming                1997       564,924      433,824    100.0%     Wal-Mart, Home Depot(2), Goody's, OfficeMax, Lowe's
    Cumming                1999        10,800       10,800    100.0%     Pike Nurseries
    Douglasville           1999       158,696       25,849    100.0%     Lowe's (2)
    Eastman                1990        82,911       41,607    100.0%     Wal-Mart(2), Food Lion
    Fayetteville           1990       156,066      156,066     83.2%     Cub Foods, Cinemark Movies, CVS
    Fort Oglethorpe     1973/1992     176,903      176,903     98.5%     Kmart, Albertson's, CVS
    Griffin                1986       172,548       64,773     98.1%     Wal-Mart(2), Winn-Dixie
    LaFayette              1990        78,426       78,426     95.4%     Food Lion, Goody's
    LaGrange               1984        62,990       62,990    100.0%     Wal-Mart
    Lawrenceville          1998        10,126       10,126    100.0%     CVS
    Lawrenceville          1990        89,066       89,066    100.0%     Winn-Dixie, Eckerd
    Lawrenceville       1989/1995     322,262      322,262     99.2%     Wal-Mart, Kroger, Georgia Theatre
    Lilburn                1990        73,953       73,953    100.0%     Kroger
    Lilburn                1997       132,847      132,847    100.0%     Lowe's
    Loganville             1995        95,279       91,199     96.9%     Kroger
    Macon                  1999       102,101      102,101    100.0%     Kmart
    Madison                1989       106,102      106,102     87.1%     Wal-Mart, Ingles, Advance Auto
    Marietta               1997       151,049      151,049     99.1%     Lowe's
    McDonough              1999         4,670        4,670    100.0%     -
    Newnan                 1995       426,731      360,675    100.0%     Wal-Mart, Lowe's
    Peachtree City         1997        10,800       10,800    100.0%     Pike Nurseries
    Peachtree City         1999        19,775       19,775     36.3%     -
    Riverdale              1989        80,189       22,404    100.0%     Kroger(2)
    Rome                   1980        38,506       38,506    100.0%     Big Lots
    Stockbridge            1988       162,783      162,783     99.1%     Kmart, Ingles
    Stockbridge            1997        10,800       10,800    100.0%     Pike Nurseries
    Stone Mountain         1999       128,997      128,997    100.0%     Lowe's
    Suwanee                1997        43,394       43,394     71.8%     Pike Nurseries
    Tucker                 1998       261,600      126,957     97.5%     Wal-Mart(2), Kroger, Goody's
    Union City             1986       181,959      100,007    100.0%     Wal-Mart(2), Ingles, Drug Emporium
    Warner Robins (3)      1997       145,940      145,940    100.0%     Lowe's
    Woodstock              1995       170,942      170,942    100.0%     Wal-Mart
    Woodstock              1997       255,860      132,849    100.0%     Lowe's, Kmart (2)
    Woodstock              1997        11,020       11,020    100.0%     Pike Nurseries

                      Year Built/
                      Renovated        Total       Company    Percent
Location             or Expanded       GLA (1)        GLA      Leased                  Anchor Stores
-------------------------------------------------------------------------------------------------------------------------
ILLINOIS
    Decatur                1999       194,782       22,782     59.1%     Wal-Mart (2)

IOWA
    Davenport              1999        61,049       36,154    100.0%     Bed, Bath & Beyond

KANSAS
    Topeka                 1976       127,604      127,604     59.1%     Bauersfeld's Grocery

KENTUCKY
    Lexington              1998       346,429       29,792    100.0%     Lowe's(2), Wal-Mart)2)
    Lexington              1998         3,005        3,005    100.0%     -
    Richmond               1992       229,317      158,045    100.0%     Kmart, Lowe's(2), Food Lion, Rite Aid

MISSISSIPPI
    Jackson                1996       326,522      107,983     97.2%     Target(2), Home Depot(2), Office Depot,
                                                                         PetsMart, Fred's
    Jackson                1997       182,310       52,627     77.2%     Office Depot, Home Depot(2)
    Tupelo                 1999         9,520        9,520    100.0%     -

NORTH CAROLINA
    Asheville              1996       186,970      186,970    100.0%     Food Lion, Circuit City, Carmike Cinemas,
                                                                         OfficeMax, Michael's
    Asheville              1999       130,000            0    100.0%     Lowe's(2)
    Fayetteville           1985       204,299      204,299     82.0%     Circuit City, Staples, TJ Maxx, General Cinemas,
    Greensboro             1999       179,743       57,493    100.0%     BI-LO, Target (2)
    Hendersonville      1988/1995     170,792      170,792    100.0%     Wal-Mart, Ingles
    Lumberton              1999       129,000            0    100.0%     Lowe's(2)
    Rockingham             1988       168,777      168,777    100.0%     Wal-Mart, Lowe's, Harris Teeter
    Rocky Mount            1999        48,825       48,825     91.4%     PetsMart, TJ Maxx
    Wallace                1989       118,993      118,993     98.0%     Wal-Mart, Wilson's
    Wilmington             1991       169,438      169,438     99.4%     Wal-Mart, Winn-Dixie
    Winston Salem          1999       229,498       24,567     49.0%     Wal-Mart(2), Carmike Cinemas (2)

OHIO
    Burlington          1991/1995     356,181      159,359    100.0%     Lowe's, Sam's Club(2), Wal-Mart(2)
    Gallipolis             1998       205,909      205,909     94.5%     Wal-Mart

PENNSYLVANIA
    Monaca              1997/1999     210,015      210,015     98.0%     Lowe's, Shop 'N Save

SOUTH CAROLINA
    Charleston             1991       196,053      196,053    100.0%     Wal-Mart, Food Lion
    Cheraw                 1990       111,030       45,100    100.0%     Wal-Mart(2), Food Lion
    Lake City              1991       135,963      135,963    100.0%     Wal-Mart, I.G.A.
    Sumter                 1987       158,295       19,145    100.0%     Wal-Mart(2), Kroger(2)

TENNESSEE
    Antioch                1990        51,534       51,534    100.0%     Food Lion, Walgreen's
    Chattanooga            1992       214,581      214,581    100.0%     Kmart, Albertson's
    Columbia               1993        68,950       68,950    100.0%     Albertson's
    Farragut               1991        71,315       71,315     94.7%     BI-LO
    Franklin               1983       186,005       18,005    100.0%     Big Lots(2)
    Franklin               1990        54,412       54,412     85.3%     Food Lion, Eckerd
    Goodlettsville         1987        84,947       84,947     95.3%     Kroger
    Hendersonville         1999       133,144      133,144    100.0%     Lowe's
    Johnson City           1999       132,000            0    100.0%     Lowe's(2)
    Memphis                1993        64,226       64,226    100.0%     Kroger
    Murfreesboro        1972/1993     117,750      117,750     89.4%     Albertson's
    Murfreesboro        1972/1994      71,028       71,028     89.0%     Kroger
    Murfreesboro           1998       231,186      108,186     88.2%     Target(2), TJ Maxx, Books-a-Million, Party City, Toy's 'R
                                                                         Us (2)
    Nashville              1998       367,882      367,882    100.0%     Wal-Mart, Lowe's

                       Year Built/
                        Renovated      Total       Company      Percent
Location               or Expanded    GLA (1)        GLA        Leased                  Anchor Stores
-------------------------------------------------------------------------------------------------------------------------
TEXAS
    Nacogdoches           1999         49,013       49,013      100.0%     Goody's, Staples
    Irving                1999        189,020      189,020      100.0%     Kohl's, United Artists

VIRGINIA
    Chester             1977/1978     116,311      116,311       96.6%     Ukrop's, Rite-Aid
    Lexington           1989/1997     201,229      201,229       98.0%     Wal-Mart
    Lynchburg             1990        315,770      270,770       83.3%     Goody's, Cinemark Movies,
                                                                           Staples, TJ Maxx, Circuit City
    Midlothian            1985         79,410       79,410       95.3%     Food Lion, CVS
    South Boston        1989/1997     200,405      200,405      100.0%     Wal-Mart

WISCONSIN
    Brookfield            1967        190,142      190,142      100.0%     Homegoods, Burlington Coat Factory, TJ Maxx,
                                                                           OfficeMax
    Brown Deer            1967        217,094      217,094      100.0%     TJ Maxx, Kohl's, OfficeMax, Michael's
    Brown Deer            1989        143,454      143,454      100.0%     Pick 'N Save, Homegoods
    Milwaukee             1962        160,533      160,533      100.0%     Kohl's, Pick 'N Save
    Milwaukee             1951        100,441      100,441       74.7%     Movies 10, Dunham's, Walgreen's
    West Allis (5)        1968        383,967      383,967       67.7%     Kohl's, Pick 'N Save,  Homegoods, Walgreen's

    TOTAL                          17,018,232   12,944,543       95.2%
=========================================================================================================================

(1)  Total GLA includes anchor stores that are not owned.
(2)  Anchor store that is not owned.
(3) Lowe's store owned by JDN Development. Remainder of center owned by the Company.
(4) Wal-Mart store owned by JDN Development. Remainder of center owned by the Company.
(5) Property owned by a joint venture which is approximately 82.5% owned by the Company and approximately 17.5% co-owned by unaffiliated third parties.

GEOGRAPHIC CONCENTRATION

                                               Percent of                       Percent of
                     Number of     Company       Company        Annualized      Annualized    Percent
Location              Centers        GLA           GLA           Base Rent       Base Rent    Leased
------------------------------------------------------------------------------------------------------
Alabama                  5          690,296        5.3%        $   4,258,994       4.5%        96.9%
Colorado                 1          244,641        1.9%            3,651,756       3.9%        99.6%
Florida                  7          521,593        4.0%            3,903,564       4.2%        93.8%
Georgia                 42        5,091,054       39.3%           39,498,615      42.2%        97.0%
Illinois                 1           22,782        0.2%              144,892       0.1%        51.3%
Iowa                     1           36,154        0.3%              327,446       0.3%       100.0%
Kansas                   1          127,604        1.0%              421,531       0.5%        59.1%
Kentucky                 3          190,842        1.5%            1,657,651       1.8%       100.0%
Mississippi              3          170,130        1.3%            1,458,982       1.6%        91.2%
North Carolina          11        1,150,154        8.9%            7,301,327       7.8%        95.0%
Ohio                     2          365,268        2.8%            2,317,384       2.5%        96.9%
Pennsylvania             1          210,015        1.6%            1,425,393       1.5%        98.0%
South Carolina           4          396,261        3.1%            2,775,675       3.0%       100.0%
Tennessee               14        1,425,960       11.0%           11,060,000      11.8%        96.3%
Texas                    2          238,033        1.9%            2,653,565       2.8%       100.0%
Virginia                 5          868,125        6.7%            4,637,878       5.0%        93.4%
Wisconsin                6        1,195,631        9.2%            6,100,932       6.5%        87.5%
                     ---------------------------------------------------------------------------------
TOTAL                  109       12,944,543      100.0%        $  93,595,585     100.0%        95.2%
======================================================================================================

PROPERTY CLASSIFICATION

                                                  Company        Leased       Vacant     Percent
                  Summary                           GLA         GLA (1)         GLA      Leased
------------------------------------------------------------------------------------------------
Same Property (2)                                9,081,515     8,710,777     370,738     95.9%
Development (3)                                  3,218,969     3,111,960     107,009     96.7%
Redevelopment                                      644,059       503,493     140,566     78.2%
                                              ---------------------------------------------------
TOTAL                                           12,944,543    12,326,230     618,313     95.2%
================================================================================================

Same Property Basis - December  31, 1998 (2)     9,081,381     8,849,961     231,420     97.5%
================================================================================================

(1) Leased GLA includes space for which the Company has a signed lease and the tenant is either operating or paying rent.
(2) Represents shopping centers which were owned by the Company as of both December 31, 1998 and December 31, 1999, excluding shopping centers classified as "Redevelopment."
(3)  Represents developed properties becoming operational in 1998 and/or 1999.

Item 3.  Legal Proceedings
--------------------------

LITIGATION

     On February 14, 2000, the Company announced that it had discovered certain undisclosed compensation arrangements and related party transactions, which were not accurately recorded in the accounting records of JDN Development and the Company and were not accurately recorded or disclosed in the audited financial statements of the Company as of and for the years ended December 31, 1994 through 1998. For a more complete discussion of these matters, please see the discussion under the caption "Executive Compensation" in Item 11 of this report and "Certain Relationships and Related Transactions" in Item 13 of this report.

     Since the Company's announcement on February 14, 2000, a number of class action lawsuits have been filed against the Company in federal and state court. One or more of these suits also names as defendants JDN Development and certain current and former officers and directors of JDN Development and/or the Company, including Jeb L. Hughes, C. Sheldon Whittelsey, IV, J. Donald Nichols, Elizabeth
L. Nichols, William J. Kerley, Leilani L. Jones, Craig Macnab, and Haywood D. Cochrane, Jr.

     The class actions filed in federal court allege violations of the federal securities laws and allege that, by failing to report the undisclosed compensation, unauthorized benefits and related party transactions to the public in the Company's financial statements, public filings, and otherwise, the defendants made or participated in making material misstatements or omissions which caused the plaintiffs to purchase the Company's stock at an artificially inflated price. The plaintiffs seek compensatory damages of an indeterminate amount, interest, attorneys' fees, experts' fees and other costs and disbursements. The federal class actions are pending in the United States District Court for the Northern District of Georgia and are expected to be consolidated.

     A class action lawsuit has also been filed by the Company's shareholders against the Company, JDN Development and four former officers and directors of these companies (Jeb L. Hughes, C. Sheldon Whittelsey, IV, J. Donald Nichols and William J. Kerley) in the Superior Court of Fulton County, Georgia. The complaint contains substantially the same factual allegations asserted in the federal class actions, but purports to seek relief under state law. The complaint contains claims of common law fraud, conversion and purported violations of Georgia's Racketeer Influenced and Corrupt Organizations Act. In the state court class action, the plaintiffs seek compensatory and punitive damages, attorneys' fees and expenses, interest and equitable relief.

     Another class action lawsuit has been filed by several individual holders of the Company's preferred stock against J. Donald Nichols and Elizabeth L. Nichols, alleging violations of the federal securities laws. The Company and JDN Development have not been named as defendants in this lawsuit, which is pending in the United States District Court for the Middle District of Tennessee.

     The Company believes that it has meritorious defenses to the claims brought against it in the federal and state class action lawsuits, but there can be no assurance that such defenses will be successful or that the lawsuits will not have a material adverse effect on the Company's financial position, results of operations and cash flows. In addition, the timing of the final resolution of these proceedings is uncertain.

     The Company may also be subject to regulatory proceedings initiated by the SEC or other regulatory agencies. The SEC has contacted the Company and has requested the voluntary production of certain documents and other information regarding the compensation arrangements, unauthorized benefits and related party transactions discussed in Item 7 of this report, and the Company is cooperating with the SEC in responding to this request. Regulatory agencies and self-regulatory organizations such as the SEC, the New York Stock Exchange, the Internal Revenue Service and state tax authorities may seek to impose fines, penalties or other remedies against the Company. The imposition of any such fines, penalties or other remedies could have a material adverse impact on the Company.

     In an unrelated lawsuit, on February 2, 2000, Dogwood Drive, L.L.C. ("Dogwood") filed suit against the Company and WHF, Inc. ("WHF"), a wholly-owned subsidiary of JDN Development, which, until April 1999, owned a 72% interest in Dogwood and served as the operating member of the entity. The suit was filed in the Superior Court of Fulton County, Georgia. The complaint asserts, among other things, breach of fiduciary duty against WHF and improper receipt of funds by the Company. The Company believes that it and WHF have meritorious defenses to the claims and intends to vigorously defend the suit.

     On April 28, 2000, Lake Lucerne Estates Civic Club, Inc., a nonprofit homeowners association located in Gwinnett County, Georgia, and a number of individual plaintiffs, filed suit against JDN Development, Lowe's Companies, Inc., and Haygood Contracting, Inc. The suit was filed in the Superior Court of Fulton County, Georgia. The complaint asserts trespass, nuisance and negligence against JDN Development in connection with the development of a shopping center anchored by Lowe's. JDN Development believes that it has meritorious defenses to the claims and intends to vigorously defend the suit.

     The Company is from time to time a party to other legal proceedings which arise in the ordinary course of its business. The Company is not currently involved in any litigation in addition to the lawsuits described above the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on the results of operations or financial condition of the Company, nor is management aware of any such litigation threatened against the Company.

     The Company's forward-looking statements relating to the above described litigation reflect management's best judgment of the status of the litigation to date and facts currently known to the Company and its management and, as a result, involve a number of risks and uncertainties, including the possible disclosure of new facts and information adverse to the Company in the discovery process and the inherent uncertainties associated with litigation.

INDEMNIFICATION AND ADVANCES

     The Company's Charter provides that the Company shall indemnify and advance expenses to its officers and directors to the fullest extent permitted by law for any liability arising from claims against them in their capacities as such unless (a) the indemnitee is adjudged to be liable to the Company in a proceeding by or in the right of the Company, (b) the indemnitee is charged with receipt of improper personal benefit, whether or not involving action in the indemnitee's official capacity, and the indemnitee is adjudged to be liable on the basis that personal benefit was improperly received, or (c) it is established that (i) the act or omission of the indemnitee was material to the matter giving rise to the proceeding and the act or omission was committed in bad faith or was the result of active and deliberate dishonesty, or (ii) the indemnitee actually received an improper personal benefit in money, property or services. In addition to the rights provided pursuant to state law and the Company's Charter, certain current and former officers and directors of the Company have contractual rights to indemnification and advancement of expenses which are identical to the rights provided by state law and the Company's Charter, pursuant to an indemnification agreement between each of these individuals and the Company. Each such indemnification agreement provides that the Company shall advance expenses to the indemnitee in advance of the final disposition of a lawsuit upon receipt of a written undertaking by or on behalf of the indemnitee to repay any such amount if it is ultimately determined that the indemnitee is not entitled to indemnification under the terms of the Agreement.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of 1999.

                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters
------------------------------------------------------------------------------

     The Company's common shares are traded on the New York Stock Exchange ("NYSE") under the symbol "JDN." The following table sets forth the high and low trading prices per common share and the distributions declared per common share (each as adjusted for the Company's three-for-two stock split in June
1998) for the periods indicated, as reported by the NYSE:



                                                                               Distributions
                                                                                Declared Per
                                         High                Low                   Share
                                  ----------------     ----------------     ------------------
1998
First Quarter                             $23.0000             $20.4167                $0.3333
Second Quarter                             23.0000              20.4167                 0.3600
Third Quarter                              23.1250              18.6250                 0.3600
Fourth Quarter                             22.7500              19.4375                 0.3600

1999
First Quarter                              23.1250              19.3750                 0.3600
Second Quarter                             23.3750              19.0000                 0.3950
Third Quarter                              22.1875              19.5000                 0.3950
Fourth Quarter                             20.3750              14.8750                 0.3950



     The Company intends to pay regular quarterly distributions to common shareholders. Future distributions will be declared and paid at the discretion of the Board of Directors and will depend upon cash generated by operating activities, the Company's financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code, distributions to the Company's preferred shareholders and such other factors as the Board of Directors deems relevant.

     Distributions by the Company to the extent of its current and accumulated earnings and profits for federal income tax purposes are taxable to shareholders as ordinary dividend income. Distributions in excess of earnings and profits generally are treated as a non-taxable return of capital. Such distributions have the effect of deferring taxation until the sale of a shareholder's common stock. In order to maintain its qualification as a REIT, the Company must make annual distributions to shareholders of at least 95% (or 90% after December 31, 2000) of its taxable income (excluding any net capital gain). Under certain circumstances, which management does not expect to occur, the Company could be required to make distributions in excess of cash available for distributions in order to meet such requirements.

     The amended and restated credit agreements effective as of May 19, 2000 restrict the Company's ability to pay cash dividends or distributions on shares of the Company's capital stock. Under these agreements, the Company may not in any calendar year make "Restricted Payments" (including dividends or other distributions in cash, payments on account of the purchase, redemption, retirement or acquisition of the Company's capital stock except shares acquired on conversion of other shares, capital stock, or options, warrants or other rights to acquire the Company's common stock) in excess of 100% of REIT taxable income (as defined in the Code) for calendar year 2000 and, for calendar years after 2000, 95% of REIT taxable income, unless required to pay more in order to maintain REIT status.

     Due to the late filing of this report on Form 10-K, the Company has suspended its Dividend Reinvestment and Stock Purchase Plan until such time as appropriate filings are made with the Securities and Exchange Commission as would permit the issuance of shares of the Company's Common Stock thereunder.

     As of June 2, 2000, there were approximately 501 holders of record of the Company's common stock and approximately 17,598 beneficial holders.

Item 6. Selected Financial Data
-------------------------------

                                                                                Years Ended December 31,
                                                   ------------------------------------------------------------------------------

(dollars in thousands, except per share data)           1999           1998            1997       1996         1995       1994
---------------------------------------------------------------------------------------------------------------------------------
                                                                    (restated)     (restated)  (restated)  (restated)  (restated)
Operating Data
    Minimum and percentage rents                   $   93,021        $  71,191     $  43,346      32,933     $ 27,466  $  19,035
    Recoveries from tenants                            13,205           10,003         4,512       3,475        3,245      2,478
    Other revenue                                          12              117           147         215          651        512
                                                   -----------------------------------------------------------------------------
                    Total revenues                    106,238           81,311        48,005      36,623       31,362     22,025

    Operating and maintenance expenses                  8,338            6,439         3,201       2,586        2,231      1,618
    Real estate taxes                                   6,979            5,316         2,540       1,817        1,970      1,322
    General and administrative expenses                 8,130            7,105         4,265       3,367        2,818      2,435
    Depreciation and amortization                      22,047           16,824        10,130       7,786        6,558      4,769
    Tenant settlement expense                           5,610               -             -           -            -          -
                                                   -----------------------------------------------------------------------------
                    Total expenses                     51,104           35,684        20,136      15,556       13,577     10,144

    Income from operations                             55,134           45,627        27,869      21,067       17,785     11,881
    Interest expense, net                             (18,423)          (9,454)       (4,856)     (5,598)      (7,195)    (6,919)
    Income before extraordinary items (1)              53,051           40,680        25,489      16,230       10,809      4,655
    Net income (1)                                     53,051           40,680        19,549      16,230       10,278      2,563
    Net income attributable to common
     shareholders (1)                                  48,363           39,339        19,549      16,230       10,278      2,563
Other Data
    Funds from operations (2)                     $    52,103       $   56,135     $  35,957    $ 24,231     $ 16,775  $   9,398
    Cash provided by (used in)
      Operating activities                             58,796           56,060        41,577      26,070       18,052      9,705
      Investing activities                           (148,368)        (352,096)     (204,578)    (83,983)     (61,118)   156,620
      Financing activities                             91,648          284,597       171,731      57,513       45,738    147,267
    Ratio of earnings to fixed charges                   1.73             2.39          2.49        2.25         1.85       1.57
Per Share Data (3)
    Net income per common share
      Basic                                         $    1.46        $    1.28     $    0.85    $   0.98     $   0.78  $      -  (4)
      Diluted                                            1.44             1.26          0.83        0.97         0.78         -  (4)
    Dividends per common share                           1.55             1.41          1.32        1.25         1.20       0.89
------------------------------------------------------------------------------------------------------------------------------------

                                                                                        December 31,
                                                     -------------------------------------------------------------------------------
                                                         1999          1998             1997         1996      1995       1994
------------------------------------------------------------------------------------------------------------------------------------
Supplemental Data
    Shopping center properties                             109            91              68           48          42          38
    Gross leasable area (square feet in thousands)      12,945        12,098           8,327        6,135       4,953       3,971
    Percent of gross leasable area leased                 95.2%         96.4%           97.1%        98.2%       98.9%       97.9%

                                                                                            December 31,
                                                      ------------------------------------------------------------------------------
(dollars in thousands)                                  1999         1998             1997         1996         1995        1994
------------------------------------------------------------------------------------------------------------------------------------
                                                                  (restated)      (restated)   (restated)   (restated)  (restated)
Balance Sheet Data
    Shopping center properties before
       accumulated depreciation                     $  960,667     $ 844,041       $ 533,133     $331,927    $276,292    $229,322
    Shopping center properties, net                    891,346       787,948         494,827      303,954     255,981     215,487
    Total assets                                     1,116,795       965,171         596,660      370,637     294,970     236,570
    Unsecured debt                                     469,635       383,092         203,011           -           -           -
    Total debt                                         570,882       425,563         216,602      141,882     128,839     113,332
    Total liabilities and minority interest            600,966       450,877         228,166      145,447     135,882     118,837
    Shareholders' equity                               515,829       514,294         368,494      225,190     159,088     117,733

(1) Due to the findings of the Special Committee's investigation as described in
Note 2 in the notes to the consolidated financial statements, the 1994 through 1998 financial statements have been restated. The restatements are recorded as follows:

                                                                              December 31,
                                              ---------------------------------------------------------------------------
                                                  1998            1997             1996           1995             1994
                                              ---------------------------------------------------------------------------
    Net income, as previously reported        $  41,337         $ 21,293        $  16,682       $ 10,737         $  3,001
    Adjustment to:
       General and administrative                    -                -                -              -              (200)
       Equity in net income (loss)
of consolidated subsidiaries                       (657)          (1,744)            (452)          (459)            (238)
                                              ---------------------------------------------------------------------------
    Net income, as restated                   $   40,680        $  19,549       $  16,230       $ 10,278         $  2,563
                                              ===========================================================================

(2) Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts, Inc. to mean net income, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash provided by operating activities, investing activities and financing activities, it provides investors with an indication of the Company's ability to make capital expenditures and to fund other cash needs. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash provided by operating activities, as defined by GAAP, should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of operating performance and is not indicative of cash available to fund all cash flow needs, including the Company's ability to make cash distributions.
(3) Earnings per share amounts prior to 1998 have been restated to reflect a 3-for-2 common stock split effected in the form of a stock dividend in June 1998.
(4) Earnings per share data for 1994 is not relevant because the results of operations include the period prior to the Company's initial public offering, which represents combined operations of partnerships and corporations. Net income per share-basic and net income per share-diluted for the period subsequent to the Company's initial public offering, March 29,1994 to December 31, 1994 were each $.23.

--------------------------------------------------------------------------------

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

The following discussion should be read in conjunction with the financial statements, notes thereto and the risk factors and forward looking statements discussion appearing elsewhere in this report.

Overview

     JDN Realty Corporation is a real estate company specializing in the development and asset management of shopping centers anchored by value-oriented, necessity item retailers. When referred to herein, the term "Company" represents JDN Realty Corporation and its wholly owned or majority-owned subsidiaries. As of December 31, 1999, the Company and JDN Development Company, Inc. ("JDN Development") owned and operated, either directly or indirectly through affiliated entities, 109 shopping center properties containing approximately 12.9 million square feet of gross leasable area ("Company GLA") located in 17 states, with the highest concentrations in Georgia, North Carolina, and Tennessee. The principal tenants of the Company and JDN Development's properties include Wal-Mart, Lowe's, and Kroger. As of December 31, 1999, no single property accounted for 10% or more of the combined total assets or total revenues of the Company and JDN Development. As of December 31, 1999, the Company and JDN Development, either directly or indirectly through affiliated entities or joint ventures, had 34 projects under construction. The Company was incorporated under Maryland law in 1993 and has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes.

     JDN Development was formed in December 1994 to engage primarily in the development of shopping center properties. JDN Development was initially structured such that the Company owned 99% of the economic interest while J. Donald Nichols, the Company's former Chief Executive Officer owned the remaining 1% of the economic interest and controlled JDN Development's operations and activities through his voting common stock ownership.

     On May 19, 2000, Mr. Nichols sold his voting common stock in JDN Development to W. Fred Williams, President of JDN Development. Because it is not a REIT, JDN Development may engage in certain activities in which the Company cannot engage, such as sales of all or portions of development projects and third-party fee development. Because of recent legislation amending the tax laws applicable to REITs, the ownership structure of JDN Development and the manner in which the Company conducts its development business may change significantly before April 30, 2001. See "Federal Income Tax Legislative Developments" below.

     As of December 31, 1999, the Company had invested $4.0 million in JDN Development in the form of equity capital, $86.2 million in the form of secured
notes receivable and $30.9 million in the form of unsecured advances.   As of
December 31, 1999, the Company guaranteed all or portions of two loans of JDN Development in the amount of $16,335. The loans are secured by property owned by JDN Development and are due in 2000. In June 2000, JDN Development satisfied one of these loans in full and reduced the balance on the remaining loan to $3.5 million.

Results of Operations
Comparison of the Year Ended December 31, 1999 to the Year Ended December 31, 1998.

     During 1999 and 1998, the Company began operations at 44 shopping center properties which it developed totaling 4.7 million square feet (the "99/98 Development Properties"). During 1998, the Company acquired 11 shopping center properties from third parties totaling 2.1 million square feet of gross leasable area (the "1998 Acquisition Properties"). During 1999, the Company sold five shopping center properties totaling 1.2 million square feet. Of the five shopping center properties sold in 1999, three were fully operational all of 1999 and 1998 and two were under development and operational for only a portion of 1998. The three operating properties, which were sold in 1999, will be referred to herein as the "1999 Disposition Properties." Operations of the remaining two properties sold in 1999 are included in the 99/98 Development Properties. As indicated below, the Company's results of operations were affected by the 99/98 Development Properties, the 1998 Acquisition Properties and the 1999 Disposition Properties.

     Minimum and percentage rents increased $21.8 million or 30.7% to $93.0 million for the year ended December 31, 1999 from $71.2 million for the same period in 1998. Of this increase, $17.2 million relates to the 99/98 Development Properties and $4.9 million relates to the 1998 Acquisition Properties. These increases are offset by a $803,000 decrease related to the 1999 Disposition Properties. The remaining increase relates to an increase in minimum and percentage rents at existing properties.

     Recoveries from tenants increased $3.2 million or 32.0% to $13.2 million for the year ended December 31, 1999 from $10.0 million for the same period in 1998. Of this increase, $2.0 million relates to the 99/98 Development Properties and $1.6 million relates to the 1998 Acquisition Properties. These increases are offset by a $54,000 decrease related to the 1999 Disposition Properties and a decrease in recoveries from tenants caused by a net decrease in recoverable expenses at existing properties caused in part by the separate tax platting of two anchor tenant tracts in 1999 on which the Company paid the taxes in 1998 and billed back to the tenants.

     Other revenue decreased $105,000 or 90.1% to $12,000 for the year ended December 31, 1999 from $117,000 for the same period in 1998. This decrease is the result of a reduction in revenues associated with managing and leasing fewer properties for third-party owners.

     Operating and maintenance expenses increased $1.9 million or 29.5% to $8.3 million for the year ended December 31, 1999 from $6.4 million for the same period in 1998. Of this increase, $811,000 relates to the 99/98 Development Properties, $1.1 million relates to the 1998 Acquisition Properties and $9,000 relates to the 1999 Disposition Properties. Operating and maintenance expenses at existing properties remained relatively constant over the years ended December 31, 1999 and 1998.

     Real estate taxes increased $1.7 million or 31.3% to $7.0 million for the year ended December 31, 1999 from $5.3 million for the same period in 1998. Of this increase, $1.3 million relates to the 99/98 Development Properties and $636,000 relates to the 1998 Acquisition Properties. These increases are offset by a $33,000 decrease related to the 1999 Disposition Properties and a decrease in real estate taxes at existing properties due to the separate tax platting of two anchor tenant tracts in 1999 on which the Company paid the taxes in 1998 and billed back to the tenants.

     General and administrative expenses increased $1.0 million or 14.4% to $8.1 million for the year ended December 31, 1999 from $7.1 million for the same period in 1998. General and administrative expenses as a percent of minimum and percentage rents decreased to 8.7% for the year ended December 31, 1999 from 10.0% for the same period in 1998. The decrease in general and administrative expenses as a percentage of minimum and percentage rents is a result of certain cost containing programs initiated at the Company. The increase in absolute dollars primarily reflects the cost of additional employees and other expenses associated with the increased number of properties owned and operated by the Company. Management expects general and administrative expenses to increase in 2000 as a result of increased legal and professional expenses associated with the special committee's investigation and the litigation described in "Contingencies" below.

     Depreciation and amortization expense increased $5.2 million or 31.1% to $22.0 million for the year ended December 31, 1999 from $16.8 million for the same period in 1998. Of this increase, $3.7 million relates to the 99/98 Development Properties and $1.2 million relates to the 1998 Acquisition Properties. These increases are offset by a $1,000 decrease related to the 1999 Disposition Properties. The remaining increase primarily relates to furniture and fixtures purchased in connection with the Company's move to new corporate offices in 1998.

     Interest expense, net of capitalized amounts, increased $9.0 million or 94.9% to $18.4 million for the year ended December 31, 1999 from $9.5 million for the same period in 1998. This increase results primarily from an increase in average debt balances between 1999 and 1998 due primarily to a decrease in common and preferred stock equity offerings during the period. Management expects interest expense to increase in 2000 as a result of higher rates and fees associated with the Company's Secured Credit Facilities. See "Liquidity and Capital Resources" below.

     Other income, net increased $783,000 or 82.9% to $1.7 million for the year ended December 31, 1999 from $945,000 for the same period in 1998. This increase results primarily from certain non-recurring fees relating to structuring a real estate transaction, an increase in interest income received from third-party notes receivable and fewer abandoned acquisition opportunities leading to a decrease in related expenses.

     Equity in net income (loss) of unconsolidated entities decreased $7.2 million to ($3.8) million for the year ended December 31, 1999 from $3.4 million for the same period in 1998. This decrease is attributable to the pre-tax effects of (1) the Tenant Settlement of $7.5 million discussed below, (2) the write-off of $5.6 million in abandoned pre-development costs, (3) $3.0 million in impairment losses related to parcels of land held for sale offset by (a) increases in land sales and (b) brokerage commissions and third-party property management fees earned by a subsidiary of JDN Development acquired in 1999. The amount previously reported in equity in net income of unconsolidated entities for 1998 was $4.0 million. The change from the previously reported amount is a result of the restatement discussed in Notes 2 and 9 in the notes to the consolidated financial statements.

     Minority interest in net income of consolidated subsidiary increased $19,000 or 9.6% to $215,000 for the year ended December 31, 1999 from $196,000 for the same period in 1998. This increase primarily results from an increase in net income allocated to the third-party investors in consolidated limited partnerships.

     Net gain on real estate sales for the year ended December 31, 1999 of $18.6 million represents net gains on the sale of five shopping center properties during 1999. Net gain on real estate sales for the year ended December 31, 1998 of $379,000 represents a gain on the sale of two parcels of land in 1998.

Comparison of the Year Ended December 31, 1998 to the Year Ended December 31, 1997.

     During 1998 and 1997, the Company began operations at 28 shopping center properties which it developed or redeveloped totaling 3.5 million square feet (the "98/97 Development Properties"). During 1998 and 1997, the Company acquired 21 shopping center properties from third parties totaling 3.1 million square feet of gross leasable area (the "98/97 Acquisition Properties"). As indicated below, the Company's results of operations were affected by the 98/97 Development Properties and the 98/97 Acquisition Properties.

     Minimum and percentage rents increased $27.8 million or 64.2% to $71.2 million for the year ended December 31, 1998 from $43.3 million for the same period in 1997. Of this increase, $13.5 million relates to the 98/97 Development Properties and $13.9 million relates to the 98/97 Acquisition Properties. The remaining increase relates to higher minimum and percentage rents at existing properties.

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

     Real estate taxes increased $2.8 million to $5.3 million for the year ended December 31, 1998 from $2.5 million for the same period in 1997. Of this increase, $613,000 relates to the 98/97

Development Properties and $1.9 million to the 98/97 Acquisition Properties. The remaining increase relates to increased real estate taxes at existing properties.

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

     Equity in net income of unconsolidated entities increased $1.8 million to $3.4 million for the year ended December 31, 1998 from $1.6 million for the same period in 1997. This increase results primarily from an increase in net gains on land sales by JDN Development. Amounts previously reported in equity in net income of unconsolidated entities for 1998 and 1997 were $4.0 million and $3.4 million, respectively. The change from the previously reported amounts is a result of the restatement discussed in Notes 2 and 9 in the notes to the consolidated financial statements.

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

Tenant Settlement

     In April 2000, the Company announced the discovery of discrepancies in cost and other information underlying certain leases and real estate sales agreements with the Company's two largest tenants, Wal-Mart and Lowe's (collectively, the "Major Anchor Tenants"). The Company determined that these discrepancies may have affected the negotiation of rental rates and purchase prices paid by the Major Anchor Tenants on transactions with the Company and JDN Development.
After further investigation and discussions with the Major Anchor Tenants, the Company, JDN Development and the Major Anchor Tenants entered into an Estoppel and Release on May 23, 2000 (the "Settlement Agreement") which settled potential claims resulting from these discrepancies. Material terms of the Settlement Agreement include the following:

     . The Company, JDN Development and the Major Anchor Tenants reaffirmed the terms of all existing leases without modification, restatement or adjustment;

     . The Company, JDN Development and the Major Anchor Tenants reaffirmed all previously consummated real estate sales transactions without modification, restatement or adjustment; and

     . The Company and JDN Development agreed to pay the Major Anchor Tenants an aggregate of $10 million, $5 million to each of the Major Anchor Tenants.

     As an inducement to enter into the Settlement Agreement, JDN Development agreed to pay an additional $350,000 to Lowe's. As a further inducement to enter into the Settlement Agreement, the Company and JDN Development agreed to reduce the selling price by $2.75 million of three Supercenters which the Company and JDN Development intended to sell to Wal-Mart. Two of these Supercenter sales closed on June 6, 2000.

     On May 23, 2000, the Company and JDN Development paid $10.4 million in cash to the Major Anchor Tenants as a result of the Settlement Agreement.

     The Company and JDN Development accrued and expensed the costs associated with the Settlement Agreement in the fourth quarter of 1999. Of the $13.1 million in costs of the Settlement Agreement, the Company incurred $5.6 million, which is included in settlement expenses on the Company's statement of income, and JDN Development incurred $7.5 million before income tax effect, which is included in equity in net income of unconsolidated entities on the Company's statement of income.


Funds From Operations

     Funds from operation ("FFO") is defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") to mean net income, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash provided by operating activities, investing activities and financing activities, it provides investors with an indication of the Company's ability to make capital expenditures and to fund other cash needs. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash provided by operating activities as defined by GAAP, should not be considered an alternative to net income (determined in accordance with GAAP) as an indication of operating performance and is not indicative of cash available to fund all cash flow needs, including the Company's ability to make cash distributions. The Company has presented below the calculation of FFO for the periods indicated:

                                                                              Years Ended December 31,
                                                                         1999           1998           1997
                                                                     -----------------------------------------
                                                                                  (in thousands)
                                                                                     (restated)    (restated)
Net income attributable to common shareholders                           $ 48,363        $39,339       $19,549
Depreciation of real estate assets                                         20,739         15,854         9,497
Amortization of tenant allowances and tenant improvements                     220            178           144
Amortization of deferred leasing commissions                                  531            283           291
Net (gain) loss on real estate sales                                      (18,627)          (379)          352
Extraordinary items                                                             -              -         5,940
Adjustments related to activities in unconsolidated entities                  877            860           184
                                                                     -----------------------------------------
FFO                                                                      $ 52,103        $56,135       $35,957
                                                                     =========================================

     During the fourth quarter of 1999, the Company recorded the following adjustments which decreased FFO:

Tenant settlement expense                                                                             $ (5,610)
Equity in net income of unconsolidated entities:
    Tenant settlement expense (net of tax of $2,966)                                    $(4,449)
    Write-off of abandoned projects (net of tax of $2,224)                               (2,728)
    Impairment loss on land held for sale (net of tax of $1,183)                         (2,405)
                                                                                        --------
                                                                                                        (9,582)
                                                                                                     ---------
 Total                                                                                                $(15,192)
                                                                                                     =========

     In October 1999, NAREIT approved the recommendations of its Best Financial Practices Council with respect to clarifying the definition of FFO. According to these recommendations, effective January 1, 2000, FFO should include all operating results, both recurring and non-recurring, except those results defined as "extraordinary items" under GAAP and gains and losses from sales of depreciable operating property. Examples of non-recurring items include, but are not limited to, the following:

     .    gains and losses on derivative and hedging arrangements;

     .    costs of abandoned transactions;

     . provisions for potential losses, other than those related to depreciable operating property;

     .    merger integration and REIT conversion costs;

     .    costs of unusual compensation or severance arrangements; and

     . debt restructuring cost (except those defined as "extraordinary" under GAAP).

     The Company has historically calculated FFO consistent with the new definition of FFO. Therefore, the Company does not expect the new definition of FFO to have a material effect on its historical or prospective reporting of FFO.

Leasing

     The properties of the Company and JDN Development were 95.2% leased as of December 31, 1999, 96.4% leased as of December 31, 1998 and 97.1% leased as of December 31, 1997. The decrease from 1998 to 1999 is primarily attributable to the termination of an anchor tenant lease at one of the Company's shopping center properties, a portion of which has been retenanted, and to vacancies at newly developed shopping centers and shopping centers with unleased space acquired by the Company as redevelopment opportunities. The decrease from 1997 to 1998 is primarily attributable to vacancies at newly developed shopping centers and shopping centers with unleased space acquired by the Company as redevelopment opportunities. The 51 properties that the Company and JDN Development owned and operated for all of 1998 and 1999 were 98.0%, 98.3% and 98.2% leased as of December 31, 1999, 1998 and 1997, respectively.

Liquidity and Capital Resources
Sources and Uses of Funds
-------------------------

     Historically, the Company's primary sources of funds have been cash provided by operating activities and proceeds from lines of credit, secured mortgage notes payable, debt offerings, equity offerings and selected shopping center sales. The Company's primary uses of funds have historically been development, redevelopment and acquisition of shopping center properties, distributions to shareholders, repayment of outstanding indebtedness, repurchase of common stock, scheduled debt amortization and capital improvements to its existing shopping center properties. The Company generally has used cash provided by operating activities to fund its distributions to shareholders, capital improvements to existing properties and scheduled debt amortization.
The Company has used proceeds from its lines of credit, term debt, secured mortgage notes payable, debt and equity offerings and shopping center sales to repay outstanding indebtedness, to repurchase common stock and to fund its ongoing development, redevelopment and acquisition activities.

     During 1999, the Company incurred $205.1 million in development costs and advanced $26.9 million to JDN Development to fund its development and redevelopment activities. To fund this development activity, the Company completed one offering of common stock, closed an unsecured term loan and closed five secured mortgage notes payable. With respect to the offering of common stock, the Company issued 500,000 shares of its common stock in January 1999, which netted proceeds to the Company of approximately $10.8 million.

     On February 17, 1999 the Company entered into a $100.0 million term loan credit agreement with Wachovia Bank, N.A. as agent for the participating bank group (the "Term Loan"). The Term Loan was amended and restated effective as of May 19, 2000, as described below under "Indebtedness."

     During 1999, the Company closed five secured mortgage notes payable with two institutional investors. The five secured mortgage notes payable netted aggregate proceeds to the Company of $61.3 million, require aggregate monthly payments of principal and interest in the amount of approximately $447,000, have a weighted average interest rate of 7.00%, mature in 2017, 2018 and 2019, and each of the notes is secured by real property subject to long term leases with Lowe's.

     The net proceeds from these seven transactions were used to repay amounts outstanding under the Company's unsecured lines of credit.

     The Company raised additional capital by selling five of its shopping center properties during 1999. In August 1999, the Company sold a 79,295 square foot shopping center located in Tullahoma, Tennessee for approximately $3.7
million.    In September 1999, the Company sold a 375,067 square foot shopping center located in Cartersville, Georgia for approximately $24.4 million. The net proceeds from these two sales were used to reduce amounts outstanding under the Company's unsecured lines of credit. In December 1999, the Company sold three shopping center properties, located in Greensboro, Greenville and Wilmington, North Carolina, containing a total of 718,805 square feet to a third-party purchaser. These three shopping center properties were sold utilizing a tax-deferred exchange under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"), for an aggregate purchase price of approximately $75.8 million. Under this structure, the net proceeds from the sale were deposited with an entity that qualifies as a Qualified Intermediary according to certain regulations promulgated under the Code. The Company identified replacement property within time limits imposed by the Code and purchased replacement property totaling approximately $35.6 million on June 11, 2000.

     In November 1999, the Company announced that its Board of Directors had authorized the repurchase of up to 3.0 million shares of its outstanding common stock. The Company has, however, discontinued this common stock repurchase program and is prohibited under the Secured Credit

Agreements (as hereinafter defined) from repurchasing any additional shares of its equity securities, with certain limited exceptions related to employee benefit plans. During 1999, the Company repurchased 448,700 shares for approximately $7.0 million or an average price of approximately $15.56 per share. During 2000, the Company repurchased a total of 423,500 shares for approximately $6.8 million or an average price of approximately $16.13 per share under this program before it was discontinued.

Indebtedness
------------

     As of December 31, 1999, the Company's indebtedness consisted of the following:

                                                                                                        Percent
                                               Principal         Interest          Maturity            of Total        Months to
                                                Balance            Rate              Date            Indebtedness      Maturity
                                            --------------    -----------      --------------     ---------------    -----------
                                            (in thousands)
Fixed Rate
     Mortgage note payable - Denver,
      Colorado                                    $ 23,180           6.81%          17-Jul-01                 4.1%            19
     MandatOry Par Put Remarketed
      Securities (1)                                75,000           6.58% (2)      31-Mar-03                13.1%            39
     Mortgage note payable - Richmond,
      Kentucky                                       6,138           7.75% (3)       1-Dec-03                 1.1%            47
     Seven Year Notes
     Ten Year Notes                                 74,838           7.10% (2)       1-Aug-04                13.1%            55
     Mortgage note payable - Milwaukee,             84,797           7.23% (2)       1-Aug-07                14.9%            91
      Wisconsin                                      4,819           7.75%           1-Aug-09                 0.8%           115
     Mortgage note payable - Jackson,
      Mississippi                                    6,866           9.25% (4)       1-Mar-17                 1.2%           206
     Mortgage note payable - Marietta,
      Georgia                                       11,000           7.66% (2)      15-Nov-17                 1.9%           215
     Mortgage note payable - Lilburn,
      Georgia                                       12,789           6.70% (2)      10-Feb-18                 2.2%           218
     Mortgage note payable - Woodstock,
      Georgia                                       12,030           6.55% (2)      14-Apr-18                 2.1%           220
     Mortgage note payable -
     Hendersonville, Tennessee                      10,800           7.66% (2)      15-Jan-19                 1.9%           229
     Mortgage note payable - Alpharetta,
      Georgia                                       13,625           6.62% (2)      15-Apr-19                 2.4%           232
                                            --------------    -----------                         ---------------    -----------
                                                   335,882           7.07%                                   58.8%            92

Floating Rate
     Swing Line of Credit                                -           8.91% (5)      31-Aug-00                 0.0%             8
     Term Loan                                     100,000           8.11% (6)      15-Feb-02 (7)            17.5%            26
     Revolving Line of Credit                      135,000           7.95% (5)      22-May-02 (7)            23.7%            29
                                            --------------    -----------                         ---------------    -----------
                                                   235,000           8.03%                                   41.2%            27
                                            --------------    -----------                         ---------------    -----------
                                                  $570,882           7.47%                                  100.0%            65
                                            ==============    ===========                         ===============    ===========


(1) Represents notes payable with a stated rate of 6.918% and a stated maturity date of March 31, 2013. These notes are subject to mandatory tender on March 31, 2003.

(2)  Represents stated rate plus amortization of deferred loan costs.

(3)  The interest rate on this note is adjusted on December 1 of each year.

(4) The note can be prepaid after March 1, 2002 with 90 days written notice to the Lender. The Company will not incur prepayment penalties in association with any loan prepayment after this date.

(5)  Stated rate of LIBOR plus 1.15% plus amortization of deferred loan costs.

(6)  Stated rate of LIBOR plus 1.40% plus amortization of deferred loan costs.

(7) Maturity date changed to June 14, 2001 as a result of bank amendments in May 2000, described below.

     On February 14, 2000, the Company announced that it had discovered certain undisclosed compensation arrangements and related party transactions which were not accurately recorded in the accounting records of JDN Development and the Company and were not accurately recorded or disclosed in the audited financial statements of the Company as of and for the years ended December 31, 1994 through 1998. As a result of the unrecorded and undisclosed transactions, it was determined that the Company had breached certain non-financial and non-operating covenants contained in the Revolving Line of Credit, the Swing Line of Credit and the Term Loan (collectively the "Credit Agreements"). On March 2, 2000, the Company entered into a continued funding agreement and an interim agreement with the bank groups which suspended the breach of these covenants and permitted the Company to access credit on an unsecured basis under the Revolving Line of Credit from February 14, 2000 until these agreements expired on April 14, 2000. The Swing Line of Credit was terminated effective April 14, 2000.

     From April 15, 2000 to May 23, 2000, the Company was in default under the Credit Agreements and incurred interest at the default rate, which ranged from 11.0% to 11.5% during that period. On May 23, 2000, the Company closed a Second Amended and Restated Credit Agreement (the "Secured Line of Credit") and an Amended and Restated Term Loan Agreement (the "Secured Term Loan"), each effective as of May 19, 2000 (the Secured Line of Credit and the Secured Term Loan collectively referred to herein as the "Secured Credit Agreements"). Significant changes in the Secured Line of Credit as compared to the Revolving Line of Credit include the following:

     . Reduced maximum borrowings allowed from $200.0 million to $175.0 million;

     .    Changed the maturity date from May 2002 to June 2001;

     .    Changed the facility from unsecured to secured;

     . Increased the borrowing rate from LIBOR plus 1.15% to LIBOR plus 2.50% once certain post-closing conditions are met, and LIBOR plus 2.25% thereafter;

     . Increased the facility fee payable quarterly from .15% to .35% of the maximum loan amount;

     . Increased the limit on the ratio of Consolidated Liabilities to Gross Asset Value from 0.55:1.00 to 0.60:1.00, and deleted the covenants limiting the ratios of Unencumbered Assets to Total Unsecured Funded Debt and Unsecured NOI to Unsecured Interest Expense; and

     . Further restricted the Company's ability to pay distributions to shareholders.

     The Secured Term Loan amended the Term Loan to, among other things, increase the borrowing rate from LIBOR plus 1.40% to LIBOR plus 2.50% (reduces to LIBOR plus 2.25% once certain post-closing conditions are met), change the maturity date from February 2002 to June 2001 and change the facility from unsecured to secured.

     The Secured Credit Agreements provide that the loans thereunder will be secured by first priority security interests in the Borrowing Base Properties, as defined in the Secured Credit Agreements. The Borrowing Base Properties consist of 50 properties valued at approximately $450.6 million. Generally, each Borrowing Base Property must maintain occupancy and leasing percentages of 80% or higher and in the aggregate 60% of the value of the Borrowing Base Properties (based upon a 10% capitalization rate on annualized Net Operating Income, as defined) must be equal to or exceed the "Commitments", as defined in the Secured Credit Agreements.

     The Company has agreed in the Secured Credit Agreements not to purchase or finance the purchase of its common or preferred equity securities (except, in the case of its common stock, as may be required to fund employee benefit plans in the ordinary course of business or to satisfy the requirements of stock option plans) or debt securities, or to make any voluntary prepayment of such debt securities other than with proceeds of the sale of shopping center properties not included in the Borrowing Base Properties. In addition, the Secured Credit Agreements restrict the amount of distributions to common and preferred shareholders to 100% of REIT taxable income, as defined in the Code, for the year ended December 31, 2000 and to 95% of REIT taxable income for the year ended December 31, 2001. The Company paid the banks up-front fees of $1.8 million in connection with the Secured Credit Agreements.

Future Sources and Uses of Funds
--------------------------------

     As of May 31, 2000, the Company, JDN Development and affiliated entities had 35 projects under construction. In addition, the Company and JDN Development intend to commence construction during the remainder of 2000 on approximately seven additional projects. The Company expects that the capital required to fund the future costs of these 42 projects, net of construction reimbursements and land sales to retailers who will build and own their own space in these shopping centers, is approximately $117.4 million. As of May 31, 2000, the Company had $28.0 million available under its Secured Line of Credit.

     The Company believes that it will be unable to fund any of these remaining costs with issuances of unsecured debt, common stock or preferred stock as a result of, among other things, unfavorable capital markets for the foreseeable future. Because of the delay in filing this report on Form 10-K and the delay in filing the Company's Form 10-Q for the three months ended March 31, 2000, the Company is not currently eligible to issue securities under its existing shelf registration statement on Form S-3 or to utilize Form S-3 for any future securities issuances until it has made timely filings of periodic reports with the Securities and Exchange Commission for at least twelve months. In addition, the Company's medium-term note program has been terminated. Therefore, even if capital markets were to become more favorable for the issuance of securities, any future public issuances of debt or equity securities will be more costly and require additional time to consummate.

     Furthermore, the Company is limited on the amount of secured debt outstanding at any given time to 40% of its Adjusted Total Assets, as defined in the applicable indenture. Therefore, the Company has only a limited ability to fund its development projects with proceeds from secured indebtedness.

     The Company and JDN Development expect to fund the majority of the remaining amounts of its development projects from the sale of all or portions of operating shopping center properties. As of May 31, 2000, the Company and JDN Development have been negotiating the sale of all or portions of 13 shopping centers with an aggregate net book value of approximately $129.0 million for estimated aggregate proceeds of approximately $142.2 million. Ten of these properties include the sale of a Wal-Mart Supercenter, a Lowe's store or both. Two of the Wal-Mart Supercenters closed on June 6, 2000 for gross proceeds of approximately $24.8 million; however, the Company netted only $12.0 million because the remainder was used to retire secured indebtedness of JDN Development. The Company expects the remaining properties to be sold in the third and fourth quarters of 2000. The closing of these properties is dependent upon, among other things, completion of due diligence and the ability of some of the purchasers to successfully obtain financing. Therefore, there can be no assurance that any of these transactions will close when expected or at all nor can there be any assurance that, if closed, the transactions will produce sufficient liquidity to fund the remaining amounts of its development projects.

     The Company is in the process of engaging a financial advisor to assist in the identification of alternative sources of capital to fund its development projects. These alternative means could include, for example, the formation of joint ventures with institutional investors or other partners with available capital at attractive rates.

     If the Company is unsuccessful in raising capital adequate to fund its development activities, it would be required to discontinue the funding of some or all of its projects and would be required to liquidate some or all of its projects on potentially unfavorable terms. These unfavorable terms could result in significant losses upon liquidation and would have an adverse impact on future rental income, funds from operations and the ability to continue its current dividend payment.

     In order for the Company to continue to qualify as a REIT, it must annually distribute to its shareholders at least 95% (or 90% after December 31, 2000) of its taxable income (excluding any net capital gain). Management believes that the Company will be able to meet this requirement in 2000 with cash generated by operating activities. In addition, management believes that cash generated by operating activities will be adequate to fund improvements to the Company's shopping center properties, leasing costs and scheduled debt amortization in 2000.

     As a result of the undisclosed compensation and the related party transactions described in this report, the Company is subject to, and may become subject to additional, legal proceedings, and may also become the subject of governmental regulatory proceedings. These proceedings may result in liabilities, fines, penalties or other remedies that, if material in amount, could adversely affect the Company's liquidity and reduce its capital resources.

     On a pro forma basis, after reflecting the change in the maturity dates in the Secured Line of Credit and Secured Term Loan, as of December 31, 1999, the Company's debt requires the following payments in the future:

                                                                        Percent of Debt
Year                                                     Total             Expiring
---------------------------------------------------------------------------------------
2000                                                    $  2,711                  0.5%
2001                                                     260,177                 45.5%
2002                                                       2,623                  0.5%
2003                                                      83,234                 14.6%
2004                                                      77,654                 13.6%
2005                                                       3,271                  0.6%
2006                                                       3,259                  0.6%
2007                                                      88,267                 15.5%
2008                                                       3,770                  0.7%
2009                                                       3,543                  0.6%
2010                                                       3,622                  0.6%
Thereafter                                                38,751                  6.7%
                                                   ----------------------------------
                                                        $570,882                100.0%
                                                   ==================================

     A significant portion of the Company's debt matures in June 2001. Management will begin the process for refinancing these obligations in the second half of 2000. With respect to its other maturing obligations, management will evaluate various alternatives and select the best available options based on market conditions at the time. However, there can be no assurance that the capital markets will be favorable or available in the future, and unfavorable or unavailable markets could limit the Company's ability to continue to operate its business as it has in the past, complete development projects or repay or refinance maturing debt.

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

     As of December 31, 1999, the Company had one interest rate swap agreement and two-interest rate cap agreements as described below:


                                                                          Effective            Termination             Value at
Description of Agreement          Notional Amount      Strike Price          Date                  Date              12/31/99 (1)
---------------------------     ------------------    --------------     -------------         -------------       ---------------
LIBOR, 30-day "Rate Cap"          $   50,000,000             6.500%           11/10/99 (2)           5/22/00        $        1,000

LIBOR, 30-day "Rate Cap"          $  100,000,000             6.500%            8/21/99 (3)           8/21/00        $       14,000

LIBOR, 30-day "Rate Swap"         $   50,000,000             6.485%            2/11/97                1/1/01        $     (129,000)

(1) A positive value indicates the theoretical net proceeds to the Company if the indicated agreement is sold, while a negative value indicates the theoretical cost to terminate the transaction.

(2)   The Company paid a one-time $20,000 fee.

(3)   The Company paid a one-time $88,000 fee.

     The Company's future earnings, cash flows and fair values of financial instruments are primarily dependent upon market rates of interest such as LIBOR. Based upon consolidated indebtedness and interest rates at December 31, 1999 (see "Indebtedness" above), a hypothetical immediate 1.0% increase in interest rates would decrease future annual earnings by approximately $961,000, cash flows by approximately $1.2 million and fair value of debt by approximately $14.1 million.

Contingencies

     Since the Company's announcement on February 14, 2000, a number of class action lawsuits have been filed against the Company in federal and state court. One or more of these suits also names as defendants JDN Development and certain current and former officers and directors of JDN Development and/or the Company.

     The class actions filed in federal court allege violations of the federal securities laws and allege that, by failing to report the undisclosed compensation, unauthorized benefits and related party transactions to the public in the Company's financial statements, public filings, and otherwise, the defendants made or participated in making material misstatements or omissions which caused the plaintiffs to purchase the Company's stock at an artificially inflated price. The plaintiffs seek compensatory damages of an indeterminate amount, interest, attorneys' fees, experts' fees and other costs and disbursements. The federal class actions are pending in the United States District Court for the Northern District of Georgia and are expected to be consolidated.

     A class action lawsuit has also been filed by the Company's shareholders against the Company, JDN Development and four former officers and directors of these companies in the Superior Court of Fulton County, Georgia. The complaint contains substantially the same factual allegations asserted in the federal class actions, but purports to seek relief under state law. The complaint contains claims of common law fraud, conversion and purported violations of Georgia's Racketeer Influenced and Corrupt Organizations Act. In the state court class action, the plaintiffs seek compensatory and punitive damages, attorneys' fees and expenses, interest and equitable relief.

     The Company believes that it has meritorious defenses to the claims brought against it in the federal and state class action lawsuits, but there can be no assurance that such defenses will be successful or that the lawsuits will not have a material adverse effect on the Company's financial position, results of operations and cash flows. In addition, the timing of the final resolution of these proceedings is uncertain.

     The Company may also be subject to regulatory proceedings initiated by the SEC or other regulatory agencies. The SEC has contacted the Company and has requested the voluntary production of certain documents and other information regarding the compensation arrangements, unauthorized benefits and related party transactions discussed above, and the Company is cooperating with the SEC in responding to this request. Regulatory agencies and self-regulatory organizations such as the SEC, the New York Stock Exchange, the Internal Revenue Service and state tax authorities may seek to impose fines, penalties or other remedies against the Company. The imposition of any such fines, penalties or other remedies could have a material adverse impact on the Company.

     In an unrelated lawsuit, on February 2, 2000, Dogwood Drive, L.L.C. ("Dogwood") filed suit against the Company and WHF, Inc. ("WHF"), a wholly-owned subsidiary of JDN Development, which, until April 1999, owned 72% interest in Dogwood and served as the operating member of the entity. The suit was filed in the Superior Court of Fulton County, Georgia. The complaint asserts, among other things, breach of fiduciary duty against WHF and improper receipt of funds by the Company. The Company believes that it and WHF have meritorious defenses to the claims and intends to vigorously defend the suit.

     On April 28, 2000, Lake Lucerne Estates Civic Club, Inc., a nonprofit homeowners association located in Gwinnett County, Georgia, and a number of individual plaintiffs, filed suit against JDN Development, Lowe's Companies, Inc., and Haygood Contracting, Inc. The suit was filed in the Superior Court of Fulton County, Georgia. The complaint asserts trespass, nuisance and negligence against JDN Development in connection with the development of a shopping center anchored by Lowe's. JDN Development believes that it has meritorious defenses to the claims and intends to vigorously defend the suit.

     The Company expects to incur legal and professional fees during the year ended December 31, 2000 in amounts significantly in excess of those incurred in previous years as a result of the litigation noted above and as a result of the special committee's investigation. The Company records these expenses as they are incurred. For the period from January 1, 2000 to May 31, 2000, the Company has expensed approximately $2.1 million in legal and professional fees related to the special investigation. The Company cannot reasonably predict, with any degree of certainty, the additional legal and professional fees which will be incurred related to the class action litigation, the special committee's investigation, or any other related investigation by the Securities and Exchange Commission, the New York Stock Exchange, Internal Revenue Service or any other regulatory body.

Federal Income Tax Legislative Developments

     The Ticket to Work and Work Incentives Improvement Act of 1999, which included the Tax Relief Extension Act of 1999 (the "Act"), was recently enacted and contains several provisions affecting REITs. The new provisions are generally not effective until January 1, 2001 and significantly modify the REIT-related provisions of the Code. In addition to the provisions that may directly affect the Company (discussed below), the Act also contains provisions related to the following: (i) special foreclosure rules for healthcare REITs; (ii) clarification of the definition of independent contractors and (iii) modification of the earnings and profits rules.

Investment Limitations
----------------------

     The Act modifies the REIT asset test by adding a requirement that except for (i) "Safe Harbor Debt" and (ii) the ownership of stock in "taxable REIT subsidiaries," a REIT cannot own more than 10 percent of the total value of the securities of any corporation. "Safe Harbor debt" is non-contingent, non-convertible debt ("straight-debt") which satisfies one of the following three requirements: (a) the straight-debt is issued by an individual, (b) all of the securities of the issuer owned by the REIT is "straight debt" or (c) the issuer is a partnership in which the REIT owns at least 20% of the partnership's profits.

Taxable REIT Subsidiaries
-------------------------

     A REIT will be permitted to operate a "taxable REIT subsidiary" which can provide a limited amount of services to tenants and other customers of the REIT (even if such services were not considered customarily furnished in connection with the rental of real property) and can manage or operate properties, generally for third parties, without causing the rents received by the REIT from such parties not to be treated as rent from real properties. Many REITs, including the Company, currently own interests in subsidiaries which conduct such activities. The new provisions prohibit new investments in such subsidiaries by limiting a REIT's ownership in these subsidiaries to 10% of voting securities and 10% of the value of the subsidiaries. Grandfather protection is provided with respect to the 10% value test for securities of a corporation held by a REIT on July 12, 1999. However, such protection would cease to apply to securities of a corporation if such corporation after July 12, 1999 engages in a substantial new line of business or acquires any substantial asset, other than in a reorganization or in a transaction qualifying under
Section 1031 or 1033 of the Code, and also ceases to apply after the acquisition of additional securities of the corporation by the REIT after July 12, 1999.
The Act provides a three-year period, beginning January 1, 2001, during which an existing grandfathered subsidiary may be converted, tax-free, into a taxable REIT subsidiary.

     The value of the securities of all taxable REIT subsidiaries, as well as any grandfathered subsidiaries, cannot exceed 20% of the total value of the REIT's assets. In addition, interest paid by a taxable REIT subsidiary to the related REIT is subject to the earnings stripping rules contained in Section 163(j) of the Code and therefore the taxable REIT subsidiary cannot deduct interest in any year that would exceed 50% of the subsidiary's adjusted gross income. If any amount of interest, rent, or other deductions of the taxable REIT subsidiary to be paid to the REIT is determined not to be at arm's length, an excise tax of 100% is imposed on the portion that is determined to be excessive. However, rent received by a REIT shall not fail to qualify as rents from real property by reason of the fact that all or any portion of such rent is redetermined for purposes of the excise tax.

     The Company has made no decision at this time with regard to any actions it may take relating to the investment limitations and taxable REIT subsidiary provisions of the Act. However, because the Company currently has an economic interest in JDN Development which is more than 10% of its value, the Company will have to restructure the ownership of JDN Development or JDN Development must elect to be a taxable REIT subsidiary of the Company on or before April 30, 2001.

Distribution Requirements
-------------------------

     Currently, in order to continue to maintain its qualification as a REIT, a REIT is required to distribute annually 95% of its REIT taxable income (excluding net capital gain). The Act reduces the required distribution from 95% to 90% effective for taxable years beginning after December 31, 2000. The Secured Credit Agreements restrict the Company's ability to pay cash distributions. See "Market for Registrants Common Equity and Related Shareholders Matters" in item 5 of this report.

Rents from Personal Property
----------------------------

     A REIT may treat rent from personal property as rent from real property so long as the rent from personal property does not exceed 15% of the total rent from both real and personal property for the taxable year. This rule is currently determined by comparing the basis of the personal property to the total basis of the real and personal property. The Act provides that this determination will be made by comparing the fair market value of the personal property to the fair market value of the real and personal property.

Budget Proposals
----------------

     In February 2000, the Clinton Administration announced its proposals for the fiscal year 2001 federal budget. The REIT provisions of the proposed budget would (i) provide an additional requirement that an entity will not qualify as a REIT if one person, including an entity, directly or constructively owns stock possessing 50% or more of the voting power or value of the REIT's stocks, and
(ii) generally extend the 4% excise tax on delayed distributions by REITs to cases where the REIT timely distributes less than 98% of its ordinary income or capital gain net income for a taxable year. The excise tax does not currently apply if the REIT timely distributes at least 85% of its ordinary income and 95% of its capital gain net income.

     It cannot be predicted whether, when, in what form, or with what effective dates, other legislative proposals applicable to the Company or its shareholders will become law.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     Information on quantitative and qualitative disclosure about market risk are included in Item 7 of this Form 10-K under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

Certain Information with Respect to Directors

     The Company's Board of Directors is currently composed of six Directors, divided into three classes of two Directors each. The following table sets forth certain information with respect to the members of the Company's Board of Directors as of June 2, 2000:

Name                              Age         Principal Occupation            Director Since
--------------------------------------------------------------------------------------------------
William G. Byrnes (1)(2)          49        Chief Executive Officer and                 1998
                                            Chairman of the Board, Paladin
                                            Ventures LLC

Haywood D. Cochrane, Jr. (3)      51        President and Chief Executive               1993
                                            Officer, Meridian Corporate
                                            Healthcare, Inc.

William B. Greene (1)             62        Chairman of the Board, Carter               1993
                                            County Bancshares

Craig Macnab (2)                  44        Chief Executive Officer of the              1993
                                            Company

Elizabeth L. Nichols (2)          46        President of the Company                    1993

Philip G. Satre (3)               51        President, Chief Executive Officer          1999
                                            and Chairman of the Board,
                                            Harrah's Entertainment, Inc.

------------------------------
(1)   Member of Compensation Committee
(2)   Member of Executive Committee
(3)   Member of Audit Committee

Class I Directors - Terms Expire 2001
-------------------------------------

     William G. Byrnes. Mr. Byrnes has served as a non-management director of the Company since February 1998. From 1981 to February 1998, Mr. Byrnes served as Managing Director of Alex. Brown & Sons, and from August 1998 to May 1999, as a Distinguished Teaching Professor of Finance at the McDonough School of Business, Georgetown University. Mr. Byrnes served as Chief Executive Officer of Meditrust Corporation from January 2000 to April 2000, and has served as Chairman of the Board and Chief Executive Officer of Paladin Ventures LLC since June 1999. Mr. Byrnes currently serves as a director of The Meditrust Companies and of Security Capital Preferred Growth Incorporated and as a non-executive chairman of Pulpfree, Inc.

     William B. Greene. Mr. Greene has served as a non-management director of the Company since December 1993. Since 1964, Mr. Greene has been Chairman of the Board of Carter County Bancshares and Bank of Tennessee and, since 1976, he has served as Chairman of the Board of BancTenn Corporation. Mr. Greene currently serves as a director of Lone Star Steak & Saloon, Inc.

Class II Directors - Terms Expire 2002
--------------------------------------

     Haywood D. Cochrane, Jr. Mr. Cochrane has served as a non-management director of the Company since December 1993. From June 1994 to April 1995, Mr. Cochrane was responsible for acquisitions for National Health Laboratories, Inc., and from April 1995 to October 1996, he served as Chief Financial Officer of Laboratory Corp. of America Holdings, Inc. Since February 1997, Mr. Cochrane has served as President and Chief Executive Officer of Meridian Corporate Healthcare, Inc. Mr. Cochrane currently serves as a director of Sonus Corporation and Tripath, Inc.

     Elizabeth L. Nichols. From the Company's inception in December 1993, Ms. Nichols has served as the Company's President and as a director. Ms. Nichols currently serves as a director of Ruby Tuesdays, Inc. and Tritel PCS. Ms. Nichols is the wife of J. Donald Nichols, former Chief Executive Officer and Chairman of the Company.

Class III Directors - Terms Expire 2000
---------------------------------------

     Craig Macnab. Mr. Macnab has served as the Company's Chief Executive Officer since April 2000, and as a director since December 1993. From June 1993 to December 1996, Mr. Macnab served as General Partner of MacNiel Advisors, and from January 1997 to March 1999, he served as President of Tandem Capital. Mr. Macnab currently serves as a director of Environmental Tectonics Corporation.

     Philip G. Satre. Mr. Satre has served as a non-management director of the Company since May 1999. Since 1995, Mr. Satre has served as President and Chief Executive Officer of Promus Companies, Inc. and of Harrah's Entertainment, Inc. Mr. Satre currently serves as Chairman of the Board of Harrah's Entertainment, Inc. and as a director of JCC Holding Company. In 1995, Mr. Satre was Chairman of the Executive Committee of Harrah's Jazz Company and President and director of Harrah's Jazz Finance Corp., both of which filed petitions under Chapter 11 of the United States Bankruptcy Code. A Plan of Reorganization for both companies was consummated in October 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock. These officers, directors and shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file. There are specific dates by which these reports are to be filed and the Company is required to report in this Proxy Statement any failure to file reports as required during 1999.

     Based solely upon its review of the copies of reports furnished to the Company and written representations from certain of the Company's directors and executive officers that no other reports were required, the Company believes that all Section 16(a) reporting and filing requirements relating to ownership of Common Stock were complied with during 1999.

Certain Information with Respect to Executive Officers

     The following list identifies the name, age and position with the Company or JDN Development of each of the executive officers of the Company:

     Name                    Age   Positions
     ----                    ---   ---------
     Craig Macnab            44    Chief Executive Officer and Director
     Elizabeth L. Nichols    46    President and Director
     W. Fred Williams        55    President and Director, JDN Development Company, Inc.
     John D. Harris, Jr.     40    Vice President, Controller, Interim Chief Financial Officer, Secretary and Treasurer
     Laurie A. Farris        37    Vice President and Director of Acquisitions
     David L. Henzlik        37    Vice President and Director of Development, Leasing, JDN Development Company, Inc.
     Leilani L. Jones        38    Vice President and Director of Property Management and Assistant Secretary
     Andrew E. Rothfeder     31    Vice President and Director of Asset Management

     The term of each executive officer runs until his or her successor is elected and qualified at the first meeting of the Board of Directors following the annual meeting of shareholders, or until his or her earlier resignation or removal. The following is a biographical summary of the experience of the non-Board member executive officers of the Company:

     W. Fred Williams. Mr. Williams has served as President of JDN Development Company, Inc. since March 2000 and as a director of JDN Development Company, Inc. since May 2000. From 1979 to 1985, Mr. Williams was a partner with the law firm of Dearborn & Ewing in Nashville, Tennessee. From 1985 to 1987, Mr. Williams performed consulting services for JDN Enterprises, Inc. (the Company's predecessor) in connection with the development of shopping center properties in the southeastern United States. From 1987 to 1999, Mr. Williams was a partner with the law firm of Farris, Warfield & Kanaday, PLC in Nashville, Tennessee. Mr. Williams concentrated his legal career in real estate and real estate development. In addition, in each of the law firms with which he was associated, he served as managing partner and chairman of the real estate, banking and secured transactions section.

     John D. Harris, Jr. Mr. Harris was appointed Interim Chief Financial Officer, Secretary and Treasurer of the Company in April 2000. Mr. Harris has served as Vice President and Controller of the Company since May 1998. From July 1994 to May 1998, Mr. Harris served as Controller of the Company. Mr. Harris is a certified public accountant.

     Laurie A. Farris. Ms. Farris has served as Vice President and Director of Acquisitions since joining the Company in June 1997. From August 1991 to June 1997, Ms. Farris served as Vice President, Senior Commercial Real Estate Underwriter and Portfolio Manager of First Union National Bank in Nashville, Tennessee. Ms. Farris is a Certified Commercial Investment Member ("CCIM").

     David L. Henzlik. Mr. Henzlik has served as Vice President and Director of Development Leasing, JDN Development Company, Inc. since December 1999. From March 1995 to December 1999, Mr. Henzlik served as Vice President and Director of Leasing of the Company.

     Leilani L. Jones. Ms. Jones has served as Vice President and Director of Property Management of the Company since its formation in December 1993 and as Assistant Secretary of the Company since May 1997. Ms. Jones is a Certified Property Manager and a CCIM.

     Andrew E. Rothfeder. Mr. Rothfeder served as a leasing agent of the Company since its formation in December 1993 and has served as Vice President and Director of Asset Management of the Company since May 1999. Mr. Rothfeder received his MBA from The Warton School of the University of Pennsylvania in 1999.


Item 11.  Executive Compensation
--------------------------------

Compensation of Directors

     Directors who are employees of the Company receive no additional compensation for serving on the Board of Directors or any committee of the Board of Directors. Directors who are not employees of the Company or its affiliates are paid the compensation described below. All Directors receive reimbursement for any reasonable expenses incurred in attending Board of Directors or committee meetings.

     The JDN Realty Corporation 1993 Non-Employee Director Plan (the "Director Plan") provides that Directors who are not employees of the Company or its affiliates will automatically receive options to purchase 15,000 shares of common stock on January 1 of each year at an exercise price equal to the fair market value of the common stock on the date of grant. The options (one-third of which may be exercised starting six months from the date of grant, an additional one-third starting 18 months from the date of grant and an additional one-third starting 30 months from the date of grant) expire ten years after the date of grant. The Director Plan further provides that Directors who are not employees of the Company will automatically receive $10,000 in aggregate value of common stock (each a "Stock Award") on the first day of each calendar quarter. In 1999, the Director Plan was amended to provide that the Stock Awards would be made in an amount equal to $10,000 less the amount of Director Compensation (as defined in the Director Plan) each Participant has deferred under the JDN Realty Corporation Deferred Director Compensation Plan (the "Deferral Plan") for that fiscal quarter, divided by the value of the stock in the Stock Award. Beginning October 1, 1999, each eligible Director has elected to defer receipt of his Stock Award to a future date pursuant to the Deferral Plan. Pursuant to the terms of the Director Plan, shares of common stock received by Directors pursuant to a Stock Award, that are not deferred pursuant to the Deferral Plan, are not transferable for a period of six months after the award is made.

     The following table sets forth the number of shares of common stock underlying outstanding options that have been granted and the Stock Awards that have been made pursuant to the Director Plan as of June 2, 2000:

                           Number of Shares            Stock Awards (Number
Name                      Underlying Options               of Shares) (1)
---------------------------------------------------------------------------
William G. Byrnes                    30,000   (2)                    1,414

Haywood D. Cochrane, Jr.             52,500   (3)                    1,414

William B. Greene                    52,500   (3)                    1,414

Craig Macnab                         49,500   (4)                    1,414

Philip G. Satre                      15,000   (5)                      447
                                -----------                 --------------
Total                               184,500                          5,656

--------------------

(1) Represents Stock Awards made on January 1, 1999, April 1, 1999 and July 1, 1999. The receipt of Stock Awards made in subsequent quarters has been deferred pursuant to an election made by each eligible Director under the Deferral Plan.
(2) Represents options to purchase 15,000 shares of common stock at $21.56 per share and 15,000 shares of common stock at $16.13 per share.
(3) Represents options to purchase 4,500 shares of common stock at $14.67 per share, 4,500 shares of common stock at $13.33 per share, 4,500 shares of common stock at $14.92 per share, 4,500 shares of common stock at $18.42 per share, 4,500 shares of common stock at $21.58 per share, 15,000 shares of common stock at $21.56 per share and 15,000 shares of common stock at $16.13 per share.
(4) Represents options to purchase 4,500 shares of common stock at $14.67 per share, 1,500 shares of common stock at $13.33 per share, 4,500 shares of common stock at $14.92 per share, 4,500 shares of common stock at $18.42 per share, 4,500 shares of common stock at $21.58 per share, 15,000 shares of common stock at $21.56 per share and 15,000 shares of common stock at $16.13 per share.
(5) Represents options to purchase 15,000 shares of common stock at $16.13 per share.


Executive Officer Compensation
     The following table reflects the compensation during 1999 and the two previous fiscal years of the Chief Executive Officer and the four other most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000 in 1999 (the "Named Executive Officers"). As a result of the undisclosed transactions described in Item 1 of this report, the Company has restated below certain compensation information provided in its Annual Reports on Forms 10-K for the years ended December 31, 1994 through 1998:

                                           Summary Compensation Table


                                           Annual Compensation
                                           -------------------
                                                                                               Restricted
                                                                                                 Stock
Name and Principal                                                      Other Annual             Awards
Position                       Year        Salary          Bonus        Compensation        (No. of Shares)
--------------------------------------------------------------------------------------------------------------
J. Donald Nichols,*            1999      $460,000        $      -      $      -                300,000 (2)(3)
Chief Executive                1998       385,000         392,000             -                      -
Officer                        1997       325,000              (4)            -                 22,263 (4)

Elizabeth L. Nichols,          1999       339,780         262,500             -                128,572 (2)(5)
President                      1998       302,500         308,000             -                      -
                               1997       223,750              (4)            -                 17,493 (4)

Jeb L. Hughes,*                1999       244,840               -             -                 85,714 (2)(6)
Senior Vice President of       1998       220,000         241,000       442,500  (7)                 -
Development, JDN               1997       154,300              (4)      638,500  (8)            18,743 (4)
Development                    1996        58,825 (9)     150,000       295,385 (10)                 -
                               1995             +               +             +                      +
                               1994            ++              ++            ++                     ++

William J. Kerley, **          1999       245,960         187,500             -                  85,714 (2)(11)
Chief Financial                1998       220,000         224,000             -                       -
Officer                        1997       170,000              (4)            -                  12,722 (4)

C. Sheldon Whittelsey, IV *    1999       191,744               -             -                       -
Vice President, JDN            1998       176,000         207,200       442,500  (7)                  -
Development                    1997       130,000              (4)      638,500  (8)             13,535 (4)
                               1996       100,000         100,000       269,551 (12)                  -
                               1995       100,000          50,000       591,501 (13)                  -
                               1994        61,871               -       100,000 (14)                  -


                         Long-Term Compensation Awards
                         -----------------------------


                                 Underlying
Name and Principal                Options                      All Other
Position                      (No. of Shares)               Compensation (1)
----------------------------------------------------------------------------
J. Donald Nichols, *                        -             $           6,936
Chief Executive                             -                        12,841
Officer                               450,000                         5,333

Elizabeth L. Nichols,                       -                         6,815
President                                   -                        10,138
                                      225,000                         3,877

Jeb L. Hughes,*                             -                        10,375
Senior Vice President of                    -                         5,578
Development, JDN                      150,000                         2,386
Development                                 -                           453
                                            +                             +
                                           ++                            ++
William J. Kerley, **                       -                         9,826
Chief Financial                             -                        10,334
Officer                               150,000                        10,058

C. Sheldon Whittelsey, IV *                 -                         5,044
Vice President, JDN                         -                         6,320
Development                           112,500                         2,250
                                            -                         2,000
                                            -                             -
                                            -                             -

______________________


* Resigned as an executive officer effective February 13, 2000. Jeb L. Hughes was deemed to be an executive officer of JDN Realty Corporation for SEC reporting purposes by virtue of his position with JDN Development.
**   Resigned as an executive officer effective April 11, 2000.
+ Was engaged as an independent contractor for JDN Development in 1995 and a portion of 1996.
++ Was not employed or engaged as an independent contractor by JDN Development or the Company in 1994.

(1) Represents (a) contributions by the Company to its Savings and Profit Sharing Plan (a 401(k) plan) allocated to the account of the Named Executive Officer and (b) the portion of automobile lease payments made by the Company that have been allocated to non-business uses by the Named Executive Officer.

(2) The restrictions imposed on the award of restricted stock as performance shares under the Long Term Incentive Plan (the "LTIP") lapse and such shares become vested as a result of the participant's continued employment with or engagement as a consultant or advisor by the Company through the date which is ten years after the grant date; provided, however, up to 10% of such shares were to become vested in 1999 if the participant achieved the performance criteria adopted by the Compensation Committee and, beginning in calendar year 2000 and in each calendar year thereafter, up to 20% of such shares will become vested each year that the participant achieves the performance criteria adopted by the Compensation Committee for the year. Messrs. Nichols and Hughes have forfeited all awards under the LTIP. Mr. Kerley has forfeited all but 3,143 shares awarded under the LTIP.

(3) Value of $6,018,750 based upon the closing price of the common stock of $20.06 per share as reported on the New York Stock Exchange on August 24, 1999, the date of grant of the performance shares. All of these shares have been forfeited by Mr. Nichols.

(4) Based on deferred bonus plan adopted by the Board of Directors for 1997, the Named Executive Officer was awarded Restricted Stock in lieu of cash bonuses for 1997. The number of shares of Restricted Stock awarded represents twice the dollar amount of cash bonus deferred by the Named Executive Officer divided by the closing price of the Company's common stock on February 27, 1998, which was $22.18 per share. The Restricted Stock vests 25% each March 1 beginning in 1999 if the Named Executive Officer continues to be employed by the Company or JDN Development on the vesting date. Dividends are paid to each Named Executive Officer on his or her shares of Restricted Stock.

(5)  Value of $2,579,476 calculated as described in note 4.

(6) Value of $1,719,637 calculated as described in note 4. All of these shares have been forfeited by Mr. Hughes.

(7) Represents half of the estimated fair value on the conveyance date of property received by ALA Associates, Inc. ("ALA"), an entity owned 50% by the Named Executive Officer plus half of a commission fee paid to ALA. The total amounts of property received by ALA in 1998 included the following:
     1.173 acres in Stone Mountain, Georgia with an estimated fair value of $211,000 on January 15, 1998; 1.674 acres in Macon, Georgia with an estimated fair value of $92,000 on January 13, 1998; 1.976 acres in Douglasville, Georgia with an estimated fair value of $211,000 on March 20, 1998; and 1.943 acres in Opelika, Alabama with an estimated fair value of $271,000 on October 26, 1998. Total commissions received by ALA included $100,000 on property sold in Woodstock, Georgia in January 1998.

(8) Represents half of the estimated fair value on the conveyance date of property received by ALA, an entity owned 50% by the Named Executive Officer. The total amounts received by ALA in 1997 included the following:
     1.089 acres in Woodstock, Georgia with an estimated fair value of $203,000 on March 14, 1997; 1.229 acres in Pleasant Hill, Georgia with an estimated fair value of $174,000 on April 10, 1997; 2.34756 acres in Alpharetta, Georgia with an estimated fair value of $900,000 on October 14, 1997.

(9) Was engaged as an independent contractor from January 1, 1996 to May 31, 1996 and as an employee of JDN Development for the remainder of the year.

(10) Represents (a) commissions paid to the Named Executive Officer for leasing services in the amount of $25,834; and (b) half of the estimated fair value on the conveyance date of property received by ALA, an entity 50% owned by the Named Executive Officer. The total amounts received by ALA in 1996 included the following: 1.087 acres in Winston-Salem, North Carolina with an estimated fair value of $220,101 on June 25, 1996; 1.0 acres in Warner Robins, Georgia with an estimated fair value of $145,000 on June 25, 1996; and 1.351 acres in West Cobb, Georgia with an estimated fair value of $174,000 on November 7, 1996.

(11) Value of $1,719,637 calculated as described in note 4. All but 3,143 of these shares have been forfeited by Mr. Kerley.

(12) Represents half of the estimated fair value on the conveyance date of property received by ALA, an entity owned 50% by the Named Executive Officer. The total amounts received by ALA in 1996 included the following:
     1.087 acres in Winston-Salem, North Carolina with an estimated fair value of $220,101 on June 25, 1996; 1.0 acres in Warner Robins, Georgia with an estimated fair value of $145,000 on June 25, 1996; and 1.351 acres in West Cobb, Georgia with an estimated fair value of $174,000 on November 7, 1996.

(13) Represents half of the consulting fees, commissions and estimated fair value of property received by ALA, an entity owned 50% by the Named Executive Officer. The total amounts received by ALA in 1995 included the following: (a) consulting fees in connection with the purchase of land by JDN Development in (i) Newnan, Georgia on April 3, 1995 in the amount of $300,382, (ii) Canton, Georgia on August 3, 1995 in the amount of $208,000, and (iii) Cartersville, Georgia on January 5, 1995 in the amount of $400,620; (b) commissions shared with brokers in connection with the purchase of land by JDN Development in Steubenville, Ohio on July 27,1995 in the amount of $75,000; and (c) 0.688 acres in Cumming, Georgia with an estimated fair of $199,000 on November 1, 1995.

(14) Represents commissions shared by the Named Executive Officer with a broker in connection with the purchase of land by the Company in Burlington, Ohio on in June 1994.

Stock Option and SAR Grants
     The Company granted no stock options or stock appreciation rights to the Named Effective Officers in 1999.

Option Exercises and Year-End Values
     The following table provides certain information with respect to the Named Executive Officers concerning the exercise of options during 1999 and with respect to unexercised options at December 31, 1999. No stock appreciation rights were outstanding in 1999.

                         Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                                          Number of Securities Underlying        Value of Unexercised In-the-Money
                                                        Unexercised Options at Fiscal Year-End    Options at Fiscal Year-End (1)
                         Shares Acquired                --------------------------------------------------------------------------
Name                      on Exercise    Value Realized    Exercisable     Unexercisable          Exercisable        Unexercisable
----------------------------------------------------------------------------------------------------------------------------------
J. Donald Nichols (2)              -              -       1,136,049           150,000           $   1,528,841         $        -

Elizabeth L. Nichols               -              -         390,209            75,000           $     437,253         $        -

William J. Kerley                  -              -         200,962            50,000           $     185,510         $        -

Jeb L. Hughes (3)                  -              -         100,000            50,000           $           -         $        -

C. Sheldon Whittelsey, IV (3)      -              -          75,000            37,500           $           -         $        -

_______________________

(1) Based upon the closing price of the common stock of $16.125 per share as reported on the New York Stock Exchange on December 31, 1999, less the exercise price of the options.
(2)  Forfeited all stock options effective as of April 12, 2000.
(3)  Forfeited all stock options effective as of February 13, 2000.


Employment Contracts, Change-in-Control Arrangements and Severance Arrangements
     As of December 31, 1999, the Company had entered into employment agreements with three of the Named Executive Officers. The status of the Company's and JDN Development's employment arrangements with each Named Executive Officer is described below:

     The Company's current employment agreement with Elizabeth L. Nichols became effective on December 1, 1996. Ms. Nichols' employment agreement, pursuant to which she serves as President of the Company, has a three-year term, which is automatically renewed each year. Under her employment agreement, Ms. Nichols receives an annual base salary of $275,000, subject to cost-of-living adjustments and annual increases at the discretion of the Compensation Committee of the Board of Directors, and is entitled to participate in the Company's stock option plans and all other benefit programs generally available to executive officers of the Company. Ms. Nichols is also entitled to receive an annual bonus at the discretion of the Compensation Committee of the Board of Directors.

     If the Company terminates Ms. Nichols' employment without cause, she is entitled to receive her accrued salary, earned bonus, vested deferred compensation (other than plan benefits which will be paid in accordance with the applicable plan), and other benefits through the date of termination. In addition, Ms. Nichols will receive as severance compensation her base salary for the remaining term of her employment agreement and for a period of one year thereafter and an amount equal to her average annual bonus during the two years immediately preceding her termination. At Ms. Nichols' election, she may receive a lump sum severance amount equal to the present value of such severance payments (using a discount rate equal to the 90-day Treasury bill interest rate in effect on the date of delivery of such election notice).

     If a "change-in-control" (as defined in the employment agreement) occurs, Ms. Nichols may terminate her agreement and receive her accrued base salary and other benefits described above through the remaining term of the agreement and a period of one year thereafter, and an amount equal to her average annual bonus during the two years immediately preceding the termination. Ms. Nichols may elect to receive from the Company a lump sum severance payment (calculated as provided above). Notwithstanding the foregoing, amounts payable under the employment agreement are subject to certain "parachute payment" (as defined in the employment agreement) reductions.

     The Company may terminate Ms. Nichols' agreement for "cause," which is defined to include willful dishonesty towards, fraud upon, or deliberate injury or attempted injury to the Company or Ms. Nichols' willful material breach of the agreement which has resulted in material injury to the Company. In the event of Ms. Nichols' termination for cause, she shall receive all accrued salary, earned bonus compensation, vested deferred compensation (other than plan benefits which will be payable in accordance with the applicable plan), and other benefits through the date of termination, but will receive no other severance benefits. Ms. Nichols' agreement may also be terminated if Ms. Nichols dies or becomes disabled and her disability continues for a period of 12 consecutive months. In the event of termination of the agreement because of Ms. Nichols' death or disability, Ms. Nichols (or her estate) shall receive these same payments but no additional severance benefits except that, if Ms. Nichols becomes disabled, the Company will maintain her insurance benefits for the remaining term of her agreement.

     The Company has agreed, under its employment and indemnification agreements with Ms. Nichols, to indemnify Ms. Nichols for certain liabilities arising from actions taken within the scope of her employment. Ms. Nichols' employment agreement contains restrictive covenants pursuant to which Ms. Nichols has agreed not to compete with the Company during the period of Ms. Nichols' employment and any period following termination of her employment during which she is receiving severance payments if terminated other than for cause, and for a period of one year if terminated upon a "change in control" (as defined in the employment agreement).

     On February 13, 2000, J. Donald Nichols resigned as Chief Executive Officer of the Company and President of JDN Development. Effective April 12, 2000, Mr. Nichols resigned as Chairman of the Company and from any other position as an employee, officer or director he had with the Company and its affiliates. On May 19, 2000, Mr. Nichols sold his controlling equity interest in JDN Development to Fred Williams, current President of JDN Development.

     Under the terms of the severance agreement entered into by the Company and JDN Development with Mr. Nichols, pursuant to which Mr. Nichols' employment agreement with the Company was terminated, the Company cancelled (i) vested stock options to purchase 1,286,049 shares of Common Stock (at exercise prices between $13.50 and $20.75), (ii) all of Mr. Nichols' 300,000 unvested shares of Common Stock that had been issued to him under the Company's Long-Term Incentive Plan, and (iii) 11,131 unvested shares of Common Stock that had been issued to him under the Company's Deferred Bonus Plan and Mr. Nichols forfeited cash bonuses deferred under the Deferred Bonus Plan. Mr. Nichols also agreed that he would have no right to any bonus for 1999, and forfeited any claim to substantial severance payments under the terms of his employment agreement. The Company and JDN Development agreed to pay Mr. Nichols a total consulting fee of $175,000 for three months of consulting services and transferred to him the automobile he had used as an employee. The Company and JDN Development entered into a limited release of Mr. Nichols in connection with the undisclosed compensation, certain undisclosed related party transactions and the costs of the investigation by the special committee. The Company and JDN Development agreed to advance expenses to Mr. Nichols for claims asserted against him by reason of his former status as an officer and employee of the Company and JDN Development, but only to the extent previously provided for under the terms of their respective Articles of Incorporation, Bylaws, the terms of Mr. Nichols' employment agreement and applicable law.

     On February 13, 2000, C. Sheldon Whittelsey, IV resigned as Vice President, Development of the Company and as Vice President of JDN Development. On that same date, Jeb L. Hughes resigned as Senior Vice President of Development, JDN Development. Neither Mr. Whittelsey nor Mr. Hughes had an employment agreement with the Company or JDN Development. On June 14, 2000 the Company and JDN Development entered into a Separation and Partial Settlement Agreement ("Severance Agreement") with Messrs. Hughes and

Whittelsey. Under the terms of the Severance Agreement, Messrs. Hughes and Whittelsey conveyed real property with an estimated fair value of $887,716 to JDN Development to reimburse JDN Development (i) $452,430 in fees received by Messrs. Hughes and Whittelsey from third parties, which were not properly authorized, (ii) $397,570 which represents a compromise between JDN Development and Messrs. Hughes and Whittelsey regarding the site work which had been performed by JDN Development on certain outparcels owned by Messrs. Hughes and Whittelsey through ALA Associates, Inc. ("ALA"), and (iii) $37,716 in cash for certain FICA tax payments made by JDN Development on their behalf with respect to the previously undisclosed compensation. In addition, Messrs. Hughes and Whittelsey conveyed to JDN Development title to a parcel of land which previously had been conveyed to Mr. Hughes and Mr. Whittelsey without the authorization of the Company or JDN Development. Messrs. Hughes and Whittelsey also agreed to and made certain federal income tax payments to the Internal Revenue Service on May 1, 2000 in connection with the previously undisclosed compensation. Because of their tax payments and a tax deposit made by JDN Development with respect to the same compensation, JDN Development has requested a refund of approximately $253,000 from the Internal Revenue Service. Messrs. Hughes and Whittelsey agreed to file applicable tax returns and pay all state taxes due and owing on the unreported compensation within 45 days of the signing of the severance agreement. Messrs. Hughes and Whittelsey have agreed to indemnify JDN Development for the full amount of any taxes, penalties and interest assessed to or paid by the Company or JDN Development as a result of the failure of Messrs. Hughes or Whittelsey or ALA to timely pay taxes in connection with the previously undisclosed payments and compensation. Messrs. Hughes and Whittelsey have also agreed not to seek payment of any bonus for 1999 and further agreed that Mr. Whittelsey's 10,150 unvested Deferred Bonus Plan shares and deferred cash bonuses were forfeited and that all of Mr. Hughes' 85,714 unvested Long-Term Incentive Plan shares and 14,056 unvested Deferred Bonus Plan shares and deferred cash bonuses were forfeited. Messrs. Hughes and Whittelsey will retain the eleven outparcels and fees which were authorized by Mr. Nichols, as President, director and controlling shareholder of JDN Development.

     The Company and JDN Development have entered into limited releases solely with respect to those undisclosed compensation and related party transactions involving Messrs. Hughes and Whittelsey. Neither the Company nor JDN Development presently intends to advance expenses to or indemnify Messrs. Hughes and Whittelsey in connection with any claims that may be asserted against them in connection with the undisclosed compensation and related party transactions.

     The Company's employment agreement with William J. Kerley was terminated pursuant to the resignation of Mr. Kerley as Chief Financial Officer of the Company, effective April 11, 2000. The severance agreement entered into by the Company and JDN Development with Mr. Kerley provided Mr. Kerley with an immediate severance payment of $200,000 in cash and provides that he will receive an additional $135,000 on December 29, 2000. Mr. Kerley also forfeited any claim to substantial severance payments under the terms of his employment agreement.

     Under the terms of his severance agreement, Mr. Kerley forfeited all unvested shares of common stock awarded to Mr. Kerley pursuant to the Company's Long-Term Incentive Plan and Deferred Bonus Plan and cash bonuses deferred under the Deferred Bonus Plan. Mr. Kerley retained ownership of all stock options and all vested shares of common stock awarded to Mr. Kerley pursuant to the Long-Term Incentive Plan and Deferred Bonus Plan.

     The Company and JDN Development have agreed to indemnify and advance expenses to Mr. Kerley for certain liabilities arising from actions taken against Mr. Kerley by reason of his former status as an officer and employee of the Company and JDN Development, but only to the extent previously provided for under their respective Articles of Incorporation, Bylaws, the terms of Mr. Kerley's employment agreement and applicable law.

Compensation Committee Interlocks and Insider Participation
     The members of the Compensation Committee of the Board of Directors are Messrs. Greene and Byrnes. There are no interlocks among the members of the Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The following table sets forth information with respect to ownership of common stock as of June 2, 2000 by (i) each person known by the Company, based primarily on a review of electronic filings made with the SEC, to be a beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of the Company's Directors and nominees for Director, (iii) each of the executive officers named in the Summary Compensation Table, and (iv) all current Directors and executive officers and Directors of the

Company as a group. Unless otherwise indicated, each shareholder listed below has sole voting and investment power with respect to the shares beneficially owned.

                                                                      Amount and Nature of                Percent of Common Stock
Name and Address of Beneficial Owner                                  Beneficial Ownership                Beneficially Owned (1)
-----------------------------------------------------------------------------------------------------------------------------------
LaSalle Investment Management Securities, L.P.                            2,342,707                                 6.9%
200 East Randolph Drive
Chicago, Illinois 60601

Stichting Pensioenfonds voor de Gezondheid,                               1,771,760                                 5.2%
Geestelijke en Maatschappelijke Belangen
P.O. Box 4001
3700 KA Zeist
The Netherlands

Warren E. Buffett                                                         1,723,700                                 5.1%
1440 Kiewit Plaza
Omaha, Nebraska 68131

Name of Beneficial Owner
------------------------
J. Donald Nichols**                                                         937,007   (2)                           2.8%

Elizabeth L. Nichols                                                        880,670   (3)                           2.6%

William J. Kerley***                                                        273,770   (4)                             *

C. Sheldon Whittelsey, IV**                                                   2,185   (5)                             *

Jeb L. Hughes**                                                               3,024   (5)                             *

William G. Byrnes                                                            34,283   (6)                             *

Haywood D. Cochrane, Jr.                                                     38,914   (7)                             *

William B. Greene                                                            35,914   (7)(8)                          *

Craig Macnab                                                                 34,414   (9)                             *

Philip G. Satre                                                               7,947  (10)                             *

All Executive Officers and Directors as a Group (12 persons)              1,371,098                                 4.1%

-----------------------------
*    Represents less than 1% of the outstanding shares of common stock.
**   Resigned as an executive officer effective February 13, 2000.
***  Resigned as an executive officer effective April 11, 2000.

(1) Pursuant to the rules of the SEC, shares of common stock which beneficial owners set forth in this table have a right to acquire within 60 days of the date indicated are deemed to be outstanding for the purpose of computing the percent of common stock beneficially owned by that owner but are not deemed outstanding for the purpose of computing ownership of any other beneficial owner in the table.
(2) Includes no currently exercisable options. Mr. Nichols has disclaimed beneficial ownership of shares owned by Ms. Nichols.
(3) Includes options currently exercisable to purchase 165,209 shares at an exercise price of $14.67 per share, 75,000 shares at an exercise price of $13.50 per share (the vesting of which was accelerated to June 30, 1998, as a result of achieving a predetermined FFO per share target) and 225,000 shares at an exercise price of $20.75 per share. Ms. Nichols has disclaimed beneficial ownership of shares beneficially owned by Mr. Nichols.
(4) Includes options currently exercisable to purchase 67,962 shares at an exercise price of $14.67 per share, 33,000 shares at an exercise price of $13.50 per share (the vesting of which was accelerated to June 30, 1998, as a result of achieving a predetermined FFO per share target) and 150,000 shares at an exercise price of $20.75 per share.
(5)  Includes no currently exercisable options.
(6) Includes options currently exercisable to purchase 10,000 shares at an exercise price of $21.56 per share and 5,000 shares at an exercise price of $16.13 per share.
(7) Includes options currently exercisable to purchase 4,500 shares at an exercise price of $14.67 per share, 4,500 shares at an exercise price of $13.33 per share, 4,500 shares at an exercise price of $14.92 per share, 3,000 shares at an exercise price of $18.42 per share, 1,500 shares at an exercise price of $21.58 per share, 10,000 shares at an exercise price of $21.56 per share and 5,000 shares at an exercise price of $16.13 per share.
(8) Includes 1,500 shares held by the William B. Greene Trust, of which Mr. Greene serves as a trustee.
(9) Includes options currently exercisable to purchase 4,500 shares at an exercise price of $14.67 per share, 1,500 shares at an exercise price of $13.33 per share, 4,500 shares at an exercise price of $14.92 per share, 3,000 shares at an exercise price of $18.42 per share, 1,500 shares at an exercise price of $21.58 per share, 10,000 shares at an exercise price of $21.56 per share and 5,000 shares at an exercise price of $16.13 per share.
(10) Includes options currently exercisable to purchase 5,000 shares at an exercise price of $16.13 per share.

________________________________________________________________________________

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     In February 2000, the Company announced that it had discovered undisclosed compensation arrangements and related party transactions with certain executive officers of the Company and JDN Development. The undisclosed compensation arrangements were in the form of payments by the Company or JDN Development for the purchase of land on behalf of ALA Associates, Inc. ("ALA"), an entity owned by Jeb L. Hughes, former Senior Vice President of JDN Development, and C. Sheldon Whittelsey, IV, former Vice President of the Company and JDN Development and in the form of payments of fees and commissions to ALA from sellers of land to the Company or JDN Development. The undisclosed related party transactions consisted of sales of land by JDN Development to entities in which Mr. Hughes and Mr. Whittelsey directly or indirectly held an interest. Additional undisclosed related party transactions included amounts paid by the Company and JDN Development for services rendered by companies in which Mr. Hughes and Mr. Whittelsey directly or indirectly held an ownership interest or J. Donald Nichols held an ownership interest. In addition, the Company discovered that Mr. Hughes and Mr. Whittelsey received certain unauthorized benefits from or through JDN Development. These benefits included unauthorized receipt by ALA of commissions and fees related to real estate transactions consummated by JDN Development, unauthorized site improvements to land held by ALA and the unauthorized conveyance of one parcel of land to ALA.

     As a result of the Company's discovery of the undisclosed compensation arrangements and related party transactions, a special committee of non-management members of the Board of Directors was formed to conduct an inquiry into matters related to the undisclosed compensation arrangements and related party transactions and their effect on the Company's financial statements and credit agreements. The special committee of the Board of Directors concluded the fact-finding portion of this inquiry in May 2000. The Company has determined, based on the findings of the special committee, generally as follows.

Undisclosed Compensation Arrangements

     Between 1994 and 1998, in connection with the purchase of land associated with eleven of its development projects, JDN Development either directly deeded or directed third-party sellers to deed parcels of land to ALA for no consideration. The conveyances to ALA were authorized by J. Donald Nichols and occurred on projects in Cumming, Warner Robins, West Cobb, Woodstock, Pleasant Hill, Alpharetta, Stone Mountain, Macon, and Douglasville, Georgia; Winston-Salem, North Carolina; and Opelika, Alabama. Through ALA, Mr. Hughes and Mr. Whittelsey received an approximate aggregate value of $2,800,500 in compensation as a result of these outparcel conveyances.

     In connection with the purchase of land by JDN Development in Cartersville, Georgia in December 1994, Newnan, Georgia in April 1995, and Canton, Georgia in August 1995, Mr. Hughes and Mr. Whittelsey received compensation in the form of fees paid to ALA directly from the third-party sellers of the land. These fees were approved by Mr. Nichols and were evidenced in written agreements between the sellers and ALA. Mr. Hughes and Mr. Whittelsey received an aggregate of approximately $908,000 in compensation in connection with these fees.

     Mr. Hughes and Mr. Whittelsey also received compensation through ALA in the form of commissions split or shared with real estate brokers in connection with the purchase of land by the Company in Burlington, Ohio in June 1994; by JDN Development in Steubenville, Ohio in July 1995; and by JDN Development in Woodstock, Georgia in January 1998. These shared commissions were authorized by Mr. Nichols. Mr. Hughes and Mr. Whittelsey received an aggregate of approximately $375,000 in compensation in connection with these commissions.

     See "Executive Compensation" in Item 11 of this report for further information on these compensation arrangements.

Related Party Transactions

     The related party transactions, which took place from 1995 through 1999, involved the sale of real estate by JDN Development to partnerships in which ALA held an interest and amounts paid by the Company and JDN Development to entities in which Mr. Nichols or Mr. Hughes or Mr. Whittelsey held an interest.

     In January and April 1995, in two purchases from two third-party sellers, JDN Development purchased 58.8 acres of land in Newnan, Georgia for $5,050,000. In May 1995, JDN Development entered into an agreement (the "Purchase Agreement") with Morris Investments, Inc. for the sale of five outparcels totaling approximately eight acres of this land (the "Newnan Outparcels") for a price of $1,700,000. In March 1996, Morris Investments, Inc. assigned the Purchase Agreement to New Peach Partners, L.P. ("New Peach"), and JDN Development sold 6.2 acres of the Newnan Outparcels to New Peach for $1,250,000. In April 1996, ALA purchased a 50% limited partnership interest in New Peach for nominal consideration. ALA, along with the other New Peach partners, guaranteed certain debt of New Peach. In December 1996, New Peach purchased the remaining acreage of the Newnan Outparcels from JDN Development for $450,000.

     In December 1997, WHF, Inc. ("WHF"), a wholly owned subsidiary of JDN Development, sold a tract of land in Woodstock, Georgia to Woodstock Corners, L.L.L.P. ("Woodstock Corners") for $510,000 and a note receivable in the amount of $2,040,000. At the time of the sale, the tract of land was subject to a lease with Kmart Corporation. WHF and Woodstock Corners entered into a related agreement which gave Woodstock Corners the right to acquire improvements to the Kmart building which WHF was to construct in 1998. In December 1998, ALA purchased a 49.5% limited partnership interest in Woodstock Corners from two third parties, and Woodstock Corners purchased the Kmart improvements from WHF, paid a $1,000,000 development fee to WHF and repaid WHF the note receivable with accrued interest.

     In November 1996, Mr. Hughes, Mr. Whittelsey and Trenton D. Turk formed GeoSurvey, Ltd. Co. ("GeoSurvey"). Mr. Hughes and Mr. Whittelsey each owned a 25% interest in GeoSurvey, and Mr. Turk owned a 50% interest in GeoSurvey. During the years 1996 through 1999, GeoSurvey performed survey work for the Company and JDN Development. The Company paid for services provided by GeoSurvey in the amounts of $68,770 in 1997, $10,639 in 1998, and $17,553 in 1999. JDN Development paid for services provided by GeoSurvey in the amounts of $91,360 in 1996, $260,348 in 1997, $243,322 in 1998, and $350,292 in 1999.

     Comm-Aviation, LLC ("Comm-Aviation") is a Tennessee limited liability company, which was formed in May 1996. Mr. Nichols owned a 99% interest in Comm-Aviation. During the years 1995 through 1999, Comm-Aviation provided charter flight service to the Company and JDN Development. The Company paid Comm-Aviation $150 in 1995, $27,379 in 1996, $127,555 in 1997, $207,766 in 1998
and $126,043 in 1999. JDN Development paid Comm-Aviation $34,422 in 1996, $110,691 in 1997, $77,756 in 1998, and $80,575 in 1999.

     Lightyear Holdings, Inc. (formerly Unidial Holdings, Inc.) ("Lightyear") is a privately-held integrated communications provider headquartered in Louisville, Kentucky. Mr. Nichols beneficially owned 31% of the issued and outstanding common shares of Lightyear through June 2, 2000. Craig Macnab, a member of the Company's Board of Directors and the Company's current Chief Executive
Officer, was also a board member of Lightyear from August 1996 until April 2000. During the years 1994 through 1999, Lightyear provided telecommunication services to the Company and JDN Development. The Company paid Lightyear for services provided to the Company the following amounts: $2,179 in 1994, $20,794 in 1995, $29,183 in 1996, $47,932 in 1997, $41,132 in 1998 and $48,664 in 1999.
JDN Development paid Lightyear $17,425 in 1998 and $17,928 in 1999.

Unauthorized Benefits
     Between 1995 and 1999, Mr. Hughes and Mr. Whittelsey received certain unauthorized benefits from or through JDN Development. As described below, these benefits involved shared commissions with real estate brokers, the performance of site work on the eleven outparcels described above, the receipt of an assignment fee, and the conveyance of a parcel of land.

     During the years 1995 through 1998, Mr. Hughes and Mr. Whittelsey received unauthorized payments through ALA in the form of commissions split or shared with real estate brokers in connection with the purchase of land by JDN Development. ALA received $102,960 in connection with JDN Development's purchase of land in Cumming, Georgia in November 1995 and $45,000 in connection with JDN Development's purchase of land in Beaver Valley, Pennsylvania in June 1996.

     Between 1996 and 1999, JDN Development also performed unauthorized site work for ALA on the eleven outparcels described above. The estimated value of this site work is as follows:


Year                                                 Amount
-------------------------------------------------------------
1996                                              $     9,682
1997                                                  290,284
1998                                                  371,461
1999                                                  298,719
                                                  -----------
                                                  $   970,146
                                                  ===========

     In February 1996, Morris Development Corporation ("Morris Development") entered into a contract with another third party to purchase land in Winston-Salem, North Carolina. In July 1996, Morris Development assigned the contract to JDN Development for $304,470. Morris Development then made payment of an assignment fee to ALA in the amount of $304,470. In December 1994, the sellers of a tract of land in Cartersville, Georgia directly deeded a .508 acre tract of land to ALA for no apparent consideration. Neither of these transactions was authorized by JDN Development or the Company.

     In September 1999, Mr. Hughes and Mr. Whittelsey, through ALA, received from a third-party seller a $250,000 unauthorized fee in connection with the purchase of land by JDN Real Estate--Conyers, L.P. In January 2000, ALA repaid this amount in its entirety.

Other
     In March 1994, Mr. Nichols individually entered into agreements with each of Mr. Hughes and Mr. Whittelsey and issued personal promissory notes to them without disclosing such arrangements to the Company's Board of Directors or other members of management. Mr. Hughes was, at the time, an independent contractor providing consulting services to Mr. Nichols and the Company and Mr. Whittelsey was an employee and executive officer of the Company. The agreement with Mr. Hughes provided for Mr. Nichols to pay or cause to be paid to Mr. Hughes $100,000 per year in consideration for Mr. Hughes dedicating time and effort to the completion of certain shopping center properties being developed by the Company. Mr. Nichols also agreed to pay Mr. Hughes and Mr. Whittelsey a $200,000 fee for services provided in connection with the Company's Cartersville, Georgia project. In this agreement, Mr. Hughes released Mr. Nichols and the Company, among others, from any claims as to profit or ownership participation in any assets owned by Mr. Nichols or his affiliates and agreed to keep confidential the existence of the agreement and the related promissory note.

     Mr. Whittelsey's agreement was substantially identical to Mr. Hughes' except that, instead of providing for independent contractor services, it provided for Mr. Whittelsey's service as Vice President of Development of the Company for a one-year term after the Company's initial public offering. The Compensation Committee of the Company's Board of Directors was unaware of and did not approve the arrangements with Mr. Whittelsey, who was at the time an executive officer of the Company.

     Mr. Nichols issued a promissory note to Mr. Hughes in the principal amount of $1,000,000 payable without interest by Mr. Nichols in quarterly installments of $83,333 beginning September 29,

1994. Mr. Nichols issued a similar promissory note to Mr. Whittelsey in the principal amount of $750,000 payable without interest by Mr. Nichols in quarterly installments of $62,500. The Company has been advised that Mr. Nichols made payments to Jeb Hughes of $51,332 during 1994. It is not known to the Company whether those payments were pursuant to the above-referenced agreements, notes or otherwise.

     The Company has been advised by Messrs. Nichols, Hughes and Whittelsey that no amounts are being claimed by Messrs. Hughes and Whittelsey under the promissory notes.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)  (1) Financial Statements

     The following financial statements are included in and filed pursuant to
Item 8 and are included herein on the pages indicated:

     Consolidated balance sheets - December 31, 1999 and 1998.........   F-1
     Consolidated statements of income - Years ended
        December 31, 1999, 1998, and 1997.............................   F-2
     Consolidated statements of shareholders' equity - Years ended
        December 31, 1999, 1998, and 1997.............................   F-3
     Consolidated statements of cash flows - December 31, 1999,
        1998, and 1997................................................   F-4
     Notes to consolidated financial statements.......................   F-5
     Report of Ernst & Young LLP, Independent Auditors................   F-25

     (2) Financial Statement Schedules

     The following financial statement schedules are included in and filed pursuant to Item 14(d) and are included herein on the pages indicated:

     Schedule II - Valuation and Qualifying Accounts..................   F-26
     Schedule III - Real Estate and Accumulated Depreciation..........   F-27

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (3) Exhibits

     Exhibit Number      Description
     --------------      -----------

          3.1            Articles of Restatement of JDN Realty Corporation (1)
          3.2 Articles of Merger of JDN Enterprises, Inc. with and into the Company (2)
          3.3            Amended and Restated Bylaws of the Company
          4.1            Specimen Common Stock Certificate (3)
          4.2 Form of the Company's 9 3/8% Series A Cumulative Redeemable Preferred Stock Certificate (14)
          4.3            Form of 6.918% Mandatory Par Put Remarketed
                         Securities (SM) ("MOPPRS) (SM)") due March 31, 2013
                         (15)
          4.4            Form of  6.80% Global Note due August 1, 2004 (8)
          4.5            Form of 6.95% Global Note due August 1, 2007 (8)
         10.1 JDN Realty Corporation 1993 Incentive Stock Plan, as amended
         10.2 JDN Realty Corporation 1993 Non-Employee Director Stock Option Plan, as amended
         10.3            JDN Realty Corporation Long-Term Incentive Plan

          10.4 Indemnification Agreement by and between J. Donald Nichols and JDN Realty Corporation, dated February 23, 1994 (2)
          10.5           Indemnification Agreement by and between Elizabeth L.
                         Nichols and JDN Realty Corporation, dated February 23, 1994 (2)
          10.6           Indemnification Agreement by and between William J.
                         Kerley and JDN Realty Corporation, dated February 23, 1994 (2)
          10.7 $200,000,000 Amended and Restated Credit Agreement dated as of September 3, 1998, among JDN Realty Corporation and Wachovia Bank, N.A., as Agent (4)
          10.8 First Amendment dated as of June 11, 1999 to the $200,000,000 Amended and Restated Credit Agreement dated as of September 2, 1998 among JDN Realty Corporation, the Banks listed therein and Wachovia Bank, N.A., as Agent (5)
          10.9 Agreement for Continued Funding dated March 2, 2000, but effective as of February 14, 2000, by and among JDN Realty Corporation, JDN Development Company, Inc., the Banks parties thereto and Wachovia Bank, N.A., as Agent
                         (13)
          10.10 $175,000,000 Second Amended and Restated Credit Agreement dated as of May 19, 2000, among JDN Realty Corporation, the Banks listed therein and Wachovia Bank, N.A., as Agent (16)
          10.11 $100,000,000 Term Loan Credit Agreement dated as of February 17, 1999 among JDN Realty Corporation, Wachovia Bank, N.A., as Agent and PNC, National Association, as Documentation Agent (6)
          10.12 First Amendment dated as of June 11, 1999 to the $100,000,000 Term Loan Credit Agreement dated as of February 17, 1999 among JDN Realty Corporation, the Banks Listed Herein, Wachovia Bank, N.A., as Agent and PNC Bank, National Association as the Documentation Agent (7)
          10.13 Interim Agreement dated as of March 2, 2000, but effective as of February 14, 2000, by and among JDN Realty Corporation, JDN Development Company, Inc. the Banks parties thereto and Wachovia Bank, N.A., as Agent
          10.14 $100,000,000 Amended and Restated Term Loan Credit Agreement dated as of May 19, 2000, among JDN Realty Corporation, the Banks listed therein, Wachovia Bank, N.A., as Agent and PNC Bank, National Association, as Documentation Agent (16)
          10.15 Indenture, dated as of July 15, 1997, by JDN Realty Corporation to First Union National Bank as Trustee (8)
          10.16 First Supplemental Indenture, dated as of July 31, 1997, by JDN Realty Corporation to First Union National Bank, as Trustee (8)
          10.17 Second Supplemental Indenture, dated as of February 5, 1998, by JDN Realty Corporation to First Union National Bank, as Trustee (9)
          10.18 First Amendment to Second Supplemental Indenture, dated as of March 31, 1998, by JDN Realty Corporation to First Union National Bank, as Trustee (15)
          10.19 JDN Realty Corporation Dividend Reinvestment and Stock Purchase Plan (10)
          10.20          JDN Realty Corporation 1995 Employee Stock Purchase
                         Plan
          10.21 Employment Agreement by and between J. Donald Nichols and JDN Realty Corporation, dated as of December 1, 1996 (11)
          10.22 Letter Agreement dated May 19, 2000 between JDN Realty Corporation, JDN Development Company, Inc. and J. Donald Nichols regarding termination of Employment Agreement by and between J. Donald Nichols and JDN Realty Corporation dated as of December 1, 1996

          10.23          Employment Agreement by and between Elizabeth L.
                         Nichols and JDN Realty Corporation, dated as of
                         December 1, 1996 (11)
          10.24          Employment Agreement by and between William J. Kerley
                         and JDN Realty Corporation, dated as of December 1,
                         1996 (11)
          10.25          Letter Agreement dated April 15, 2000 between JDN
                         Realty Corporation, JDN Development Company, Inc. and
                         William J. Kerley regarding termination of Employment
                         Agreement by and between William J. Kerley and JDN
                         Realty Corporation dated as of December 1, 1996
          10.26          Employment Agreement by and between John D. Harris, Jr.
                         and JDN Realty Corporation dated as of May 1, 1997 (12)
          10.27          Employment Agreement by and between Leilani L. Jones
                         and JDN Realty Corporation, dated as of May 1, 1997
                         (12)
          10.28          Employment Agreement by and between David L. Henzlik
                         and JDN Realty Corporation, dated as of December 1,
                         1996 (11)
          10.29          Employment Agreement by and between W. Fred Williams,
                         Jr. and JDN Development Company, Inc. dated as of March
                         8, 2000 and related Performance Share Agreement dated
                         as of March 7, 2000
          10.30          Tenant Estoppel and Release dated as of May 23, 2000 by
                         and between JDN Development Company, Inc. and JDN
                         Realty Corporation and their Affiliates Wal-Mart
                         Stores, Inc. and Wal-Mart Real Estate Business Trust
                         and Lowe's Companies, Inc. and Lowe's Home Centers,
                         Inc. (16)
          10.31          Separation and Partial Settlement Agreement dated as of
                         June 14, 2000 by and between JDN Realty Corporation and
                         JDN Development Company, Inc. and their Affiliates, ALA
                         Associates, Inc. and Jeb L. Hughes and C. Sheldon
                         Whittelsey, IV
          12             Ratio of Earnings to Fixed Charges
          21             Subsidiaries of the Registrant
          27             Financial Data Schedule
          99.1           Federal Income Tax and ERISA Considerations

          (1) Filed as an exhibit to the Company's filing on Form 8-K dated November 7, 1996, previously filed pursuant to the Securities
               Exchange Act of 1934, and hereby incorporated by reference.
          (2)  Filed as an exhibit to the Company's Registration Statement on
               Form S-11 (No. 33-73710) previously filed pursuant to the
               Securities Act of 1933 and hereby incorporated by reference.
          (3) Filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-22339) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
          (4) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
          (5) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1999, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
          (6) Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

     (7) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1999, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
     (8) Filed as an exhibit to the Company's filing on Form 8-K dated August 1, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
     (9) Filed as an exhibit to the Company's filing on Form 8-K dated February 13, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
     (10) Filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 33-90868) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
     (11) Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1996, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
     (12) Filed as an exhibit to the Company's filing on Form 10-K for the year ended December 31, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
     (13) Filed as an exhibit to the Company's filing on Form 8-K dated March 7, 2000, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
     (14) Filed as an exhibit to the Company's filing on Form 8-A dated September 17, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
     (15) Filed as an exhibit to the Company's filing on Form 8-K dated April 1, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
     (16) Filed as an exhibit to the Company's filing on Form 8-K dated May 23, 2000, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

                 Executive Compensation Plans and Arrangements

     The following is a list of all executive compensation plans and arrangements filed as exhibits to this annual report on Form 10-K or incorporated herein by reference:

     1. JDN Realty Corporation 1993 Incentive Stock Plan, as amended (Exhibit 10.1)
     2. JDN Realty Corporation 1993 Non-Employee Director Stock Option Plan, as amended (Exhibit 10.2)
     3.   JDN Realty Corporation Long-Term Incentive Plan (Exhibit 10.3)
     4. Employment Agreement, dated as of December 1, 1996, by and between J. Donald Nichols and the Company (Exhibit 10.21)
     5. Letter Agreement dated May 19, 2000 between the Company, JDN Development and J. Donald Nichols regarding termination of Employment Agreement by and between J. Donald Nichols and the Company dated as of December 1, 1996 (Exhibit 10.22)
     6. Employment Agreement, dated as of December 1, 1996, by and between Elizabeth L. Nichols and the Company (Exhibit 10.23)
     7. Employment Agreement, dated as of December 1, 1996, by and between William J. Kerley and the Company (Exhibit 10.24)
     8. Letter Agreement dated April 15, 2000 between the Company, JDN Development and William J. Kerley regarding termination of Employment Agreement by and between William J. Kerley and the Company dated December 1, 1996 (Exhibit 10.25)
     9. Employment Agreement, dated as of December 1, 1996, by and between David L. Henzlik and the Company (Exhibit 10.28)
     10. Employment Agreement, dated as of May 1, 1997, by and between John D. Harris, Jr. and the Company (Exhibit 10.26)
     11.  Employment Agreement, dated as of May 1, 1997, by and between Leilani
          L. Jones and the Company (Exhibit 10.27)
     12. Employment Agreement, dated as of March 8, 2000, by and between W. Fred Williams, Jr. and JDN Development Company, Inc. and related Performance Share Agreement, dated as of March 7, 2000 (Exhibit 10.29)
     13. Indemnification Agreement, dated as of February 23, 1994, by and between J. Donald Nichols and the Company (Exhibit 10.4)
     14. Indemnification Agreement, dated as of February 23, 1994, by and between Elizabeth L. Nichols and the Company (Exhibit 10.5)
     15. Indemnification Agreement, dated as of February 23, 1994, by and between William J. Kerley and the Company (Exhibit 10.6)
     16. Separation and Partial Settlement Agreement dated as of June 14, 2000 by and between JDN Realty Corporation and JDN Development Company, Inc. and their Affiliates, ALA Associates, Inc. and Jeb L. Hughes and
          C. Sheldon Whittelsey, IV (Exhibit 10.31)
     17.  JDN Realty Corporation 1995 Employee Stock Purchase Plan (Exhibit
          10.20)
     18. JDN Realty Corporation Dividend Reinvestment and Stock Purchase Plan (Exhibit 10.19)

(b) Reports on Form 8-K

     During the three months ended December 31, 1999, the Company did not file any reports on Form 8-K.

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

                                    Item 8
                                    ------

                  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
                  ------------------------------------------



                                  Item 14(d)
                                  ----------


                         FINANCIAL STATEMENT SCHEDULES
                         -----------------------------

JDN REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                                     December 31,
                                                                                            ---------------------------
(dollars in thousands, except per share data)                                                    1999           1998
-----------------------------------------------------------------------------------------------------------------------
                                                                                                            (restated)
ASSETS
    Shopping center properties held for use in operations, at cost:
        Land                                                                                  $   189,506   $   150,818
        Buildings and improvements                                                                644,089       619,031
                                                                                            ---------------------------

                                                                                                  833,595       769,849
        Less: accumulated depreciation and amortization                                           (69,321)      (56,093)
                                                                                            ---------------------------

          Shopping center properties held for use in operations, net                              764,274       713,756
    Shopping center properties under development                                                  104,609        74,192
    Shopping center properties held for sale                                                       22,463             -
                                                                                            ---------------------------
          Total shopping center properties                                                        891,346       787,948
    Cash and cash equivalents                                                                       2,076             -
    Proceeds receivable from tax deferred exchange of properties                                   40,476             -
    Rents receivable, net of allowance for doubtful accounts of $714 and
        $667 in 1999 and 1998, respectively                                                        10,272         7,158
    Investments in and advances to unconsolidated entities:
        JDN Development Company, Inc.                                                             121,095       150,514
        Other                                                                                      33,343             -
    Deferred costs, net of amortization                                                             5,099         4,424
    Other assets                                                                                   13,088        15,127
                                                                                            ---------------------------
                                                                                              $ 1,116,795   $   965,171
                                                                                            ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY
    Liabilities
       Unsecured notes payable                                                                $   234,635   $   234,573
       Lines of credit and term loan                                                              235,000       148,519
       Mortgage notes payable                                                                     101,247        42,471
       Accounts payable and accrued expenses                                                       16,328        11,550
       Other liabilities                                                                            9,500        10,764
                                                                                            ---------------------------
          Total liabilities                                                                       596,710       447,877

    Third party investors' interest                                                                 4,256         3,000

    Shareholders' Equity
        Preferred stock, par value $.01 per share - authorized
           20,000,000 shares: 9 3/8% Series A Cumulative Redeemable
           Preferred Stock, liquidation preference $25 per share, issued and
           outstanding 2,000,000 shares in 1999 and 1998, respectively.                                20            20
        Common stock, par value $.01 per share - authorized 150,000,000 shares, issued and outstanding 33,401,468 and 32,704,408 shares
           in 1999 and 1998, respectively                                                             334           327
                                                                                                  518,504       521,036
        Paid-in capital
        Accumulated deficit                                                                        (3,029)       (7,089)
                                                                                            ---------------------------

                                                                                                  515,829       514,294
                                                                                            ---------------------------
                                                                                              $ 1,116,795   $   965,171
                                                                                            ===========================

See accompanying notes.

JDN REALTY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME


                                                                                               Years Ended December 31,
                                                                                      ------------------------------------------
(in thousands, except per share data)                                                    1999            1998            1997
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (restated)     (restated)
Revenues:
    Minimum and percentage rents                                                      $   93,021       $  71,191       $  43,346
    Recoveries from tenants                                                               13,205          10,003           4,512
    Other revenue                                                                             12             117             147
                                                                                      ------------------------------------------
       Total revenues                                                                    106,238          81,311          48,005

Operating expenses:
    Operating and maintenance                                                              8,338           6,439           3,201
    Real estate taxes                                                                      6,979           5,316           2,540
    General and administrative                                                             8,130           7,105           4,265
    Depreciation and amortization                                                         22,047          16,824          10,130
    Tenant settlement expense                                                              5,610               -               -
                                                                                      ------------------------------------------
       Total operating expenses                                                           51,104          35,684          20,136
                                                                                      ------------------------------------------
Income from operations                                                                    55,134          45,627          27,869
Other income (expense):
    Interest expense, net                                                                (18,423)         (9,454)         (4,856)
    Other income, net                                                                      1,728             945           1,205
    Equity in net income (loss) of unconsolidated entities                                (3,800)          3,379           1,623
                                                                                      ------------------------------------------
Income before minority interest in net income of
    consolidated subsidiaries, net gain (loss) on real estate sales
    and extraordinary items                                                               34,639          40,497          25,841
Minority interest in net income of consolidated subsidiaries                                (215)           (196)              -
                                                                                      ------------------------------------------
Income before net gain (loss) on real estate sales and
    extraordinary items                                                                   34,424          40,301          25,841
Net gain (loss) on real estate sales                                                      18,627             379            (352)
                                                                                      ------------------------------------------
Income before extraordinary items                                                         53,051          40,680          25,489
Extraordinary items                                                                            -               -          (5,940)
                                                                                      ------------------------------------------
    Net Income                                                                            53,051          40,680          19,549
    Dividends to preferred shareholders                                                   (4,688)         (1,341)              -
                                                                                      ------------------------------------------
    Net income attributable to common shareholders                                    $   48,363       $  39,339       $  19,549
                                                                                      ==========================================

Income per share--basic
    Income before extraordinary items (net of preferred dividend)                     $     1.46       $    1.28       $    1.11
    Extraordinary items                                                                        -               -           (0.26)
                                                                                      ------------------------------------------
    Net income attributable to common shareholders                                    $     1.46       $    1.28       $    0.85
                                                                                      ==========================================

Income per share--diluted
    Income before extraordinary items (net of preferred dividend)                     $     1.44       $    1.26       $    1.08
    Extraordinary items                                                                        -               -           (0.25)
                                                                                      ------------------------------------------
    Net income attributable to common shareholders                                    $     1.44       $    1.26       $    0.83
                                                                                      ==========================================

See accompanying notes.

JDN REALTY CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                        Preferred     Common       Paid-in      Accumulated
(in thousands, except per share data)                     Stock        Stock       Capital        Deficit        Total
--------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1997 (as previously reported)       $     -       $   196     $  233,432    $    (7,089)   $  226,539
  Adjustments for previously undisclosed
    transactions (see Note 2)                                 -           -           (1,349)           -          (1,349)
                                                       -------------------------------------------------------------------

Balance, January 1, 1997 (restated)                           -           196        232,083         (7,089)      225,190
  Issuances of common stock                                   -            81        155,706            -         155,787
  Distributions to common shareholders
    ($1.32 per share)                                         -           -          (12,483)       (19,549)      (32,032)
  Net income                                                  -           -              -           19,549        19,549
                                                       -------------------------------------------------------------------

Balance, December 31, 1997                                    -           277        375,306         (7,089)      368,494
  Issuance of preferred stock                                  20         -           48,154            -          48,174
  Issuances of common stock                                   -            50        102,425            -         102,475
  Distributions to preferred shareholders
    ($0.67 per share)                                         -           -              -           (1,341)       (1,341)
  Distributions to common shareholders
    ($1.41 per share)                                         -           -           (4,849)       (39,339)      (44,188)
  Net income                                                  -           -              -           40,680        40,680
                                                       -------------------------------------------------------------------

Balance, December 31, 1998                                     20         327        521,036         (7,089)      514,294
  Issuances of common stock                                   -            11         11,990            -          12,001
  Repurchases of common stock                                 -            (4)        (6,990)           -          (6,994)
  Distributions to preferred shareholders
    ($2.34 per share)                                         -           -              -           (4,688)       (4,688)
  Distributions to common shareholders
    ($1.55 per share)                                         -           -           (7,532)       (44,303)      (51,835)
  Net income                                                  -           -              -           53,051        53,051
                                                       -------------------------------------------------------------------
Balance, December 31, 1999                              $      20     $   334     $  518,504    $    (3,029)   $  515,829
                                                       ===================================================================



See accompanying notes.

JDN REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Years Ended December 31,
                                                                          -----------------------------------------
(in thousands)                                                               1999           1998            1997
-------------------------------------------------------------------------------------------------------------------
                                                                                         (restated)      (restated)
Cash flows from operating activities
  Net income                                                               $  53,051      $  40,680      $  19,549
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                            21,002         15,676          9,641
      Amortization                                                             2,507          1,758          1,540
      Equity in net income of unconsolidated entities                          3,800         (3,379)        (1,623)
      Minority interest in net income of consolidated subsidiaries               215            196            -
      Net (gain) loss on real estate sales                                   (18,627)          (379)           352
      Extraordinary items                                                        -              -            5,940
      Tenant settlement expenses                                               5,610            -              -
      Changes in assets and liabilities:
         Rents receivable                                                     (3,164)        (4,467)          (537)
         Other assets                                                           (515)          (130)          (174)
         Accounts payable and accrued expenses                                (4,703)         3,766          4,721
         Other liabilities                                                      (380)         2,339          2,168
                                                                          -----------------------------------------
Net cash provided by operating activities                                     58,796         56,060         41,577

Cash flows from investing activities
  Development of shopping center properties                                 (205,085)      (159,590)      (139,026)
  Purchases of shopping center properties                                        -         (105,453)       (29,222)
  Improvements to shopping center properties                                    (984)        (1,507)        (1,714)
  Proceeds from real estate sales                                             61,972            747            100
  Net repayment of advances from (advances to) JDN
    Development Company, Inc.                                                 26,875        (75,361)       (33,031)
  Investments in unconsolidated entities                                     (33,343)           -              -
  Other                                                                        2,197        (10,932)        (1,685)
                                                                          -----------------------------------------
Net cash used in investing activities                                       (148,368)      (352,096)      (204,578)

Cash flows from financing activities
  Proceeds from mortgages and notes payable                                   61,254          1,060         48,508
  Principal payments on mortgages and notes payable                           (1,648)          (532)      (201,821)
  Proceeds from unsecured lines of credit                                    529,040        381,420        248,715
  Principal payments on unsecured lines of credit                           (442,559)      (276,401)      (205,215)
  Proceeds from issuance of unsecured notes payable                              -           76,548        159,486
  Net proceeds from issuance of common stock                                  11,225        101,011        155,788
  Net proceeds from issuance of preferred stock                                  -           48,174            -
  Repurchases of common stock                                                 (6,995)           -              -
  Distributions to common shareholders                                       (51,835)       (44,188)       (32,032)
  Distributions to preferred shareholders                                     (4,688)        (1,341)           -
  Deferred financing costs                                                    (2,072)        (1,154)        (4,564)
  Other                                                                          (74)           -            2,866
                                                                          -----------------------------------------
Net cash provided by financing activities                                     91,648        284,597        171,731
                                                                          -----------------------------------------
Increase (decrease) in cash and cash equivalents                               2,076        (11,439)         8,730
Cash and cash equivalents at beginning of year                                   -           11,439          2,709
                                                                          -----------------------------------------
Cash and cash equivalents at end of year                                   $   2,076      $     -        $  11,439
                                                                          =========================================



See accompanying notes.

JDN Realty Corporation
Notes to Consolidated Financial Statements
December 31, 1999
(dollars in thousands, except per share data)

1.   Description of Business and Summary of Significant Accounting Policies

Description of Business
     JDN Realty Corporation (the "Company") is a real estate company specializing in the development and asset management of shopping centers anchored by value oriented necessity item retailers. The Company's operating shopping centers and development projects are located in 20 states. The Company has elected to be taxed as a real estate investment trust ("REIT").

Basis of Presentation
     The financial statements represent the consolidated financial statements of the Company and thus include its wholly-owned subsidiaries and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Segment Reporting
     Effective January 1, 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about the Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 defines an operating segment as a component of an enterprise that engages in business activities that generate revenues and incur expenses, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. The Company operates in one reportable segment, the development, ownership and operation of retail properties. Substantially all of the Company's assets, revenues and income are derived from this segment. Therefore, the adoption of Statement 131 did not have any effect on the Company's consolidated financial position or results of operation.

Investments in Unconsolidated Entities
     The Company uses the equity method of accounting for investments in non-majority owned entities, including those where the Company's voting control is below 20%, where the Company has the ability to exercise significant influence over operating and financial policies.

Real Estate Assets
     Shopping center properties are stated at cost less accumulated depreciation. The Company capitalizes costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until such time as projects become operational. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets beginning when the phases become substantially complete. Expenditures for maintenance and repairs are charged to operations as incurred. Renovations which improve or extend the life of the related assets are capitalized.

     The Company records impairment losses and reduces the carrying amount of long-lived assets used in operations to their fair value when indicators of impairment are present and the estimated undiscounted cash flows related to those assets are less than their carrying amounts. The Company records impairment losses and reduces the carrying amount of assets held for sale when the carrying amounts exceed the estimated selling prices less costs to sell.

Deferred Costs
     Costs and fees associated with the Company's debt obligations are included in deferred costs in the accompanying consolidated balance sheets and are amortized over the terms of the related debt agreements. Amortization of these deferred financing costs is included in interest expense in the consolidated statements of income. Accumulated amortization related to deferred costs totaled approximately $2,402 and $1,224 at December 31, 1999 and 1998, respectively.

     In 1999, the Company adopted Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and capitalizes certain external costs and internal payroll and payroll related costs. The Company capitalized software development costs of $1,398 in 1999.

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

     The tenant base includes primarily national or regional retail chains, local retailers, and consequently the Company's credit risk is concentrated in the retail industry. Rents receivable in excess of security deposits are unsecured and are subject to credit losses to this extent.

Net Gain (Loss) on Real Estate Sales
     Net gain (loss) on real estate sales relates to the sale of shopping center properties and undeveloped parcels of land. In accordance with SFAS Statement No. 66, Accounting for Real Estate Sales, the applicable gain or loss is recognized when the earnings process is deemed to be complete, which generally coincides with the closing. The Company continues to record depreciation on shopping center properties until the date of sale.

Interest Costs
     Interest costs incurred during the development period of projects are capitalized and depreciated over the life of the building. Interest costs capitalized were $7,565, $6,401 and $4,650 for the years ended December 31, 1999, 1998 and 1997, respectively. Interest payments totaled $35,750, $21,766 and $11,407 during the years ended December 31, 1999, 1998 and 1997, respectively.

Interest Rate Protection Agreements
     The Company enters into interest rate swap agreements or interest rate cap agreements in an attempt to hedge its exposure to increasing rates on its floating rate debt. The interest rate swap agreements involve the exchange of amounts based on fixed interest rates for amounts based on variable interest rates over the lives of the agreements without an exchange of the notional amounts upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest incurred. The interest rate cap agreements involve a similar exchange once interest rates rise above a specified threshold. Below that threshold, the Company neither pays nor receives amounts under the interest rate cap agreements. The fair value of the interest rate protection agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements.

Stock-Based Compensation
     The Company uses the intrinsic value method as for valuing its awards of stock options and restricted stock and recording the related compensation expense, if any, in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. See Note 15 for pro forma disclosures using the fair value method as described in SFAS Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123").

Income Taxes
     The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") and began operating as such on March 27, 1994. As a result, the Company is not subject to federal income taxes to the extent that it distributes annually at least 95% of its taxable income to its shareholders and satisfies certain other requirements defined in the Code. Accordingly, no provision was made for income taxes in the accompanying consolidated financial statements.

     The Company's distributions per common share are summarized as follows:

                                               Years ended December 31,
                                               1999      1998      1997
                                            ------------------------------
Ordinary income                                $ 1.38   $ 1.35    $ 0.97
Return of capital                                   -     0.06      0.35
Long-term capital gains                          0.17        -         -
                                            ------------------------------
                                               $ 1.55   $ 1.41    $ 1.32
                                            ==============================

Per Share Data
     Basic and diluted earnings per share are calculated in accordance with SFAS Statement No. 128, Earnings per Share ("Statement 128").

     In May 1998, the Company declared a 3-for-2 stock split, effected in the form of a stock dividend, to shareholders of record on June 19, 1998. All share and per share information have been restated to reflect the stock split.

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

New Accounting Standards
     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133, as amended by SFAS Statement No. 137, Deferral of the Effective Date of Statement 133, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company expects to adopt Statement 133 effective January 1, 2001. Statement 133 will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of Statement 133 will have a significant effect on its results of operations or financial position. Management will continue to evaluate the impact this standard will have as the Company's portfolio changes.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation. This interpretation generally becomes effective July 1, 2000. The Company expects that adoption of the standard will not have a material impact on the financial statements.

Reclassifications
     Certain amounts as previously reported have been reclassified to conform to the current year's presentation.

2.   Special Committee Investigation
     In February 2000, the Company announced that it had discovered undisclosed compensation arrangements with two executive officers of JDN Development Company, Inc. ("JDN Development") (see Note 9 below), additional unauthorized benefits to these same two executive officers, and undisclosed related party transactions involving these two officers and the former chairman and Chief Executive Officer of the Company, J. Donald Nichols. In most of the transactions, the compensation or benefits were paid or otherwise transferred to ALA Associates, Inc. ("ALA"), an entity owned by Jeb L. Hughes, former Senior Vice President of JDN Development and C. Sheldon Whittelsey, IV, former Vice President of the Company and JDN Development. As a result of this discovery, a special committee of the Board of Directors (the "Special Committee") was formed to, among other things, conduct an inquiry into these matters.

     The undisclosed compensation arrangements and unauthorized benefits described below were not recorded or disclosed in the Company's or JDN Development's accounting records and previously issued financial statements as of and for the years ended December 31, 1994 through 1998. As a result, the Company has restated its financial statements for the year ended December 31, 1994 and the year ended December 31, 1998. In addition, the Company has restated its quarterly results for each quarter in 1998 and for the first three quarters of 1999. The restatements reflect additional expenses in the Company or JDN Development at the time of the compensation or unauthorized benefit. These amounts also changed the gains or losses on subsequent sales at the projects involved; such changes are included in the restated statements.

     The following summarizes the findings of the Special Committee, which has since concluded its investigation:

     .   Undisclosed Compensation Arrangements.  As a part of ten land purchases
         -------------------------------------
         the Company or JDN Development paid amounts to sellers of land which included amounts for adjacent parcels of land deeded directly to ALA. In one additional transaction, JDN Development deeded land directly to ALA for no apparent consideration. In addition, in six other land purchase transactions, the seller paid fees or commissions to ALA. These arrangements were each approved by Mr. Nichols. As a part of the 1994 to 1998 restatements, these amounts totaling approximately $4,083 (before tax and before effect on subsequent sales) have been recorded primarily as reductions of the equity in income from unconsolidated subsidiaries, in the respective years in the Company's statements of income.

     .   Unauthorized Benefits. As a part of four land purchases, the seller
         -----------------------
         paid fees or commissions to ALA or other real estate brokers shared or split commissions with ALA; however, these arrangements were not approved by Mr. Nichols or any other person at the Company or JDN Development. In addition, sitework was performed at JDN Development's expense on the 11 parcels of land which ALA received as described above, without approval from Mr. Nichols or any other person at the Company or JDN Development. One parcel of land was deeded directly to ALA for no apparent consideration. As a part of the 1994 to 1998 restatements, these amounts totaling approximately $1,423 (before income tax and before effect on subsequent sales) have been recorded primarily as reductions of the equity in income from unconsolidated subsidiaries, in the respective years in the Company's statements of income.

     .   Related Party Transactions. In two instances (one in 1995 and one in
         ---------------------------
         1997), unimproved and improved real estate was sold to an entity which included ALA as a part owner. This ownership was previously undisclosed to the Company or JDN Development. In addition, three other types of related party transactions were identified, which occurred in several consecutive years. See Note 22 for additional information regarding these transactions. These transactions were not previously disclosed but do not affect previously reported net income amounts.

     .   Tenant/lease sale and lease discrepancies. The Special Committee
         ------------------------------------------
         discovered discrepancies in cost and other information underlying certain leases and real estate sales agreements with Wal-Mart and Lowe's (the Company's two largest tenants) (the "Major Anchor Tenants") and determined that these discrepancies may have affected the negotiation of rental rates and purchase prices paid by these tenants on transactions with the Company and JDN Development. As a result of these findings and negotiations with the Major Anchor Tenants, the Company and JDN Development jointly agreed to pay a total of $10,350 to the Major Anchor Tenants and to reduce the sales price of three properties expected to be sold to Wal-Mart in 2000 by $2,750. These amounts have been allocated between the Company and JDN Development and accrued in the Company's 1999 financial statements. As a result of the Special Committee's investigation into these discrepancies, additional information was discovered related to a $1,200 payment made in 1998 to a third-party which was previously capitalized into one of JDN Development's projects. As a result of the additional information, JDN Development has accrued and expensed this payment in its 1997 restated financial statements.

     .   Other findings. The Committee also found previously undisclosed
         ---------------
         agreements regarding compensation arrangements with Mr. Hughes and Mr. Whittelsey and two promissory notes issued by Mr. Nichols in 1994, one to Mr. Hughes for $1,000 and one to Mr. Whittelsey for $750. These notes were placed in escrow and all parties have agreed that no amounts are due under the notes.

     As a result of the above investigation, Mr. Nichols, Mr. Hughes, Mr. Whittelsey and the Company's Chief Financial Officer resigned in 2000. Amounts related to the severance arrangements of these four individuals, which include recovery of a portion of the amounts related to the unauthorized benefits discussed above, will be recognized in 2000.

     The costs of the investigation are being expensed as incurred.

     See Note 4 for discussion of the related impact to the Company's debt agreements.

The following is a reconciliation of net income previously reported to restated net income.

                                                                     Years ended December 31,
                                                                  1998                      1997
                                                               ---------                 ---------
Net income as previously reported                              $  41,337                 $  21,293
Adjustment to equity in net income of
     JDN Development Company, Inc.                                  (657)                   (1,744)
                                                               ---------                 ---------
Net income - restated                                          $  40,680                 $  19,549
Dividends to preferred shareholders                               (1,341)                        -
                                                               ---------                 ---------
Net income attributable to common
     shareholders - restated                                   $  39,339                 $  19,549
                                                               =========                 =========
Income per share - basic
Income before extraordinary items (net of
     preferred dividend) as previously reported                $    1.30                 $    1.18
Effect of restated net income                                      (0.02)                    (0.07)
                                                               ---------                 ---------
Income before extraordinary items (net of
     preferred dividend) - restated                            $    1.28                 $    1.11
Extraordinary items                                                    -                     (0.26)
                                                               ---------                 ---------
Net income attributable to common
     shareholders - restated                                   $    1.28                 $    0.85
                                                               =========                 =========
Income per share - diluted
Income before extraordinary items (net of
     preferred dividend) as previously reported                $    1.28                 $    1.16
Effect of restated net income                                      (0.02)                    (0.08)
                                                               ---------                 ---------
Income before extraordinary items (net of
     preferred dividend) - restated                            $    1.26                 $    1.08
Extraordinary items                                                    -                     (0.25)
                                                               ---------                 ---------
Net income attributable to common
     shareholders - restated                                   $    1.26                 $    0.83
                                                               =========                 =========

                                                                             1999 Quarters
                                                       First             Second          Third           Fourth
                                                     -----------------------------------------------------------
Net income as previously reported
Adjustment to equity in net income of:                 12,151             12,325          18,817          10,419
     JDN Development Company, Inc.                        (59)               (59)            (43)            -
     Other                                               (160)              (167)           (173)            -
                                                     -----------------------------------------------------------
Net income - restated                                  11,932             12,099          18,601          10,419
Dividends to preferred shareholders                    (1,172)            (1,172)         (1,172)         (1,172)
                                                     -----------------------------------------------------------
Net income attributable to common
     shareholders - restated                         $ 10,760           $ 10,927        $ 17,429        $  9,247
                                                     ===========================================================
Income per share - basic
Income before extraordinary items (net of
     preferred dividend) as previously reported      $   0.33           $   0.34        $   0.53        $   0.28
Effect of restated net income                           (0.00)             (0.01)          (0.01)            -
                                                     -----------------------------------------------------------
Net income attributable to common
     shareholders - restated                         $   0.33           $   0.33        $   0.52        $   0.28
                                                     ===========================================================
Income share per - diluted
Income before extraordinary items (net of
     preferred dividend) as previously reported      $   0.33           $   0.33        $   0.52        $   0.28
Effect of restated net income                           (0.01)             (0.01)           0.00             -
                                                     -----------------------------------------------------------
Net income attributable to common
     shareholders - restated                         $   0.32           $   0.32        $   0.52        $   0.28
                                                     ===========================================================


                                                                             1998 Quarters
                                                       First             Second          Third           Fourth
                                                     -----------------------------------------------------------
Net income as previously reported
Adjustment to equity in net income of:                  9,112             10,053          10,555          11,617
     JDN Development Company, Inc.                       (334)               (46)            (28)           (249)
                                                     -----------------------------------------------------------
Net income - restated                                   8,778             10,007          10,527          11,368
Dividends to preferred shareholders                        -                  -             (169)         (1,172)
                                                     -----------------------------------------------------------
Net income attributable to common
     shareholders - restated                         $  8,778           $ 10,007        $ 10,358        $ 10,196
                                                     ===========================================================
Income per share - basic
Income before extraordinary items (net of
     preferred dividend) as previously reported      $   0.32           $   0.33        $   0.34        $   0.32
Effect of restated net income                           (0.02)             (0.01)          (0.00)          (0.00)
                                                     -----------------------------------------------------------
Net income attributable to common
     shareholders - restated                         $   0.30           $   0.32        $   0.34        $   0.32
                                                     ===========================================================
Income share per - diluted
Income before extraordinary items (net of
     preferred dividend) as previously reported      $   0.31           $   0.32        $   0.33        $   0.32
Effect of restated net income                           (0.01)             (0.00)          (0.00)          (0.01)
                                                     -----------------------------------------------------------
Net income attributable to common
     shareholders - restated                         $   0.30           $   0.32        $   0.33        $   0.31
                                                     ===========================================================

3.       Unsecured Notes Payable
         Unsecured Notes Payable consists of the following:


                                                        December 31,
                                                    1999            1998
                                                  ------------------------
Mandatory Par Put Remarketed Securities           $  75,000      $  75,000
Seven Year Notes                                     74,838         74,802
Ten Year Notes                                       84,797         84,771
                                                  ------------------------
                                                  $ 234,635      $ 234,573
                                                  ========================

     The MandatOry Par Put Remarketed Securities ("MOPPRS") represent unsecured notes payable with a face amount of $75,000, a stated interest rate of 6.918% and a maturity date of March 31, 2013. Interest on the MOPPRS is payable semi-annually in arrears on each March 31 and September 30. In connection with the issuance of the MOPPRS, the Company sold an option to remarket the MOPPRS on March 31, 2003 to the agent. On March 31, 2003 the MOPPRS are subject to mandatory tender.

     The Seven-Year Notes represent unsecured notes with a face amount of $75,000, a stated interest rate of 6.80% and a maturity date of August 1, 2004. The Ten-Year Notes represent unsecured notes payable with a face amount of $85,000, a stated interest rate of 6.95% and a maturity date of August 1, 2007. Interest on the Seven Year Notes and Ten Year Notes is payable semi-annually in arrears on each February 1 and August 1.

     The Seven Year Notes, the Ten Year Notes and the MOPPRS were issued under Supplemental Indentures and an Indenture which contain covenants customary for notes of these types, including limitations on total indebtedness of the Company, limitations on secured debt, maintenance of minimum interest coverage ratios and maintenance of minimum ratios of unencumbered assets to unsecured debt.

4.   Lines of Credit and Term Loan
     Lines of Credit and Term Loan consisted of the following:


                                                       December 31,
                                                   1999            1998
                                              -----------------------------
Swing Line of Credit                            $        -      $   15,019
Revolving Line of Credit                           135,000         133,500
Term Loan                                          100,000               -
                                              -----------------------------
                                                $  235,000      $  148,519
                                              =============================

     As of December 31, 1999, the Swing Line of Credit represented a $25,000 unsecured line of credit with a bank, which was scheduled to mature in August 2000. The Company was able to borrow on a daily basis amounts of up to $25,000 under the Swing Line of Credit at an interest rate of LIBOR plus 1.15%. At December 31, 1999, the Company had the ability to draw an additional $25,000 under the Swing Line of Credit, and the weighted average interest rate was 8.91%.

     As of December 31, 1999, the Revolving Line of Credit represented a $200,000 unsecured line of credit with a bank group, which was scheduled to mature in May 2002. The Company was able to borrow amounts under the Revolving Line of Credit up to an amount equal to 60% of the value of all Eligible Unencumbered Stabilized Properties, as defined, plus 50% of the cost of all Construction in Progress, as defined. The Revolving Line of Credit contained covenants customary for credit facilities with similar terms and maturities, including limitations on secured debt, maintenance of minimum interest coverage ratios and maintenance of minimum ratios of unencumbered assets to unsecured debt. Interest on the Revolving Line of Credit was LIBOR plus 1.15%, payable monthly. At December 31, 1999, the Company had the ability to draw an additional $65,000 under the Unsecured Line of Credit, and the weighted average interest rate on amounts outstanding under the Revolving Line of Credit was 7.95%.

     As of December 31, 1999, the Term Loan represented a $100,000 unsecured term loan with a bank group, which was scheduled to mature in February 2002. The Term Loan contained covenants customary for credit facilities with similar terms and maturities, including limitations on secured debt, maintenance of minimum interest coverage ratios and maintenance of minimum ratios of unencumbered assets to unsecured debt. Interest on the Term Loan was LIBOR plus 1.40%. The Company paid interest monthly on the Term Loan and no principal amounts were due under the Term Loan until maturity. At December 31, 1999, the weighted average interest rate on amounts outstanding under the Term Loan was 8.11%.

     As a result of the unrecorded and undisclosed transactions discussed in
Note 2 above, it was determined that the Company had breached certain non-financial and non-operating covenants contained in the Swing Line of Credit, the Revolving Line of Credit and the Term Loan (collectively the "Credit Agreements"). On March 2, 2000, the Company entered into a Continued Funding Agreement and an Interim Agreement with the bank groups which suspended the breach of these covenants and permitted the Company to access credit on an unsecured basis under the Revolving Line of Credit from February 14, 2000 until these agreements expired on April 14, 2000. The Swing Line of Credit was terminated effective April 14, 2000. The Company incurred $531 in fees related to the Continued Funding Agreement and the Interim Agreement, all of which will be expensed in 2000.

     From April 15, 2000 to May 23, 2000, the Company was in default of the Credit Agreements and incurred interest at the default rate, which ranged from 11.0% to 11.5% during that period. On May 23, 2000, the Company closed a Second Amended and Restated Credit Agreement (the "Secured Line of Credit") and an Amended and Restated Term Loan Agreement (the "Secured Term Loan"), each effective as of May 19, 2000 (the Secured Line of Credit and the Secured Term Loan collectively referred to herein as the "Secured Credit Agreements"). Significant changes in the Secured Line of Credit as compared to the Revolving Line of Credit include the following:

     .  Reduced maximum borrowings allowed from $200,000 to $175,000;
     .  Changed the maturity date from May 2002 to June 2001;
     .  Changed the facility from unsecured to secured;
     . Increased the borrowing rate from LIBOR plus 1.15% to LIBOR plus 2.50% once certain post-closing conditions are met, and LIBOR plus 2.25% thereafter;
     . Increased the facility fee payable quarterly from .15% to .35% of the maximum loan amount;
     . Increased the limit on the ratio of Consolidated Liabilities to Gross Asset Value from 55% to 60%, and deleted the covenants limiting the ratios of Unencumbered Assets to Total Unsecured Funded Debt and Unsecured NOI to Unsecured Interest Expense, all as defined; and
     . Further restricted the Company's ability to pay distributions to shareholders.

     The Secured Term Loan amended the Term Loan to, among other things, increase the borrowing rate from LIBOR plus 1.40% to LIBOR plus 2.50% (adjusted to LIBOR plus 2.25% once certain post-closing conditions are met), to change the maturity date from February 2002 to June 2001 and to change the facility from unsecured to secured.

     The Secured Credit Agreements provide that the loans thereunder will be secured by first priority security interests in the Borrowing Base Properties, as defined in the Secured Credit Agreements. The Borrowing Base Properties consist of 50 properties with a book value before accumulated depreciation of approximately $443,200 at December 31, 1999. Generally, each Borrowing Base Property must maintain occupancy and leasing percentages of 80% or higher and in the aggregate 60% of the value of the Borrowing Base Properties (based upon a 10% capitalization rate on annualized Net Operating Income, as defined) must be equal to or exceed the Commitments, as defined in the Secured Credit Agreements.

     The Company has agreed in the Secured Credit Agreements not to purchase or finance the purchase of its common or preferred equity securities (except, in the case of its common stock, as may be required to fund employee benefit plans in the ordinary course of business or to satisfy the requirements of stock option plans) or debt securities, or to make any voluntary prepayment of such debt securities other than with proceeds of the sale of shopping center properties not included in the Borrowing Base Properties. In addition, the Secured Credit Agreements restrict the amount of distributions to shareholders to 100% of REIT taxable income, as defined in the Code, for the year ended December 31, 2000 and to 95% of REIT taxable income for the year ended December 31, 2001. The Company paid the banks up-front fees of $1,800 in connection with the Secured Credit Agreements. These fees will be recorded as deferred financing costs in 2000 with the related amortization recorded as an adjustment to interest incurred over the life of the Secured Credit Facilities.

5.   Mortgage Notes Payable
     At December 31, 1999, the Company's Mortgage Notes Payable consisted of nine amortizing notes payable secured by shopping center properties with aggregate net book values of $115,933. At December 31, 1999, the Mortgage Notes Payable had a weighted average interest rate of 7.19%, aggregate monthly payments of principal and interest of $823 and mature beginning in July 2001 and continuing through to April 2019.

6.   Debt Maturities
     On a pro forma basis, after adjusting for the changes in maturity dates associated with the Secured Credit Agreements, as of December 31, 1999, principal payments on the Company's Unsecured Notes Payable, Lines of Credit, Term Loan, and Mortgage Notes Payable were due as follows:

Year ending December 31,
--------------------------------------------------------------------------
2000                                                           $    2,711
2001                                                              260,177
2002                                                                2,623
2003                                                               83,234
2004                                                               77,654
Thereafter                                                        144,483
                                                               -----------
                                                               $  570,882
                                                               ===========


7.   Fair Value of Financial Instruments
     The Company maintains an interest rate swap agreement and two interest rate cap agreements to hedge against increasing rates on its floating rate debt. Under the terms of the interest rate swap agreement, the Company pays a fixed rate of 6.48% and receives a variable rate equal to the rate for the one-month LIBOR based on a notional amount of $50,000. The interest rate swap agreement matures on January 1, 2001. Under the terms of one of the interest rate cap agreements, the Company will receive a monthly amount equal to the positive difference between the one-month LIBOR and 6.50% based on a notional amount of $50,000. This interest rate cap agreement matured on May 22, 2000. Under the terms of its other interest rate cap agreement, the Company will receive a monthly amount equal to the positive difference between the one-month LIBOR and 6.50% based on a notional amount of $100,000. This interest rate cap agreement matures on August 21, 2000. Under the terms of both the interest rate cap agreements, if the one-month LIBOR does not exceed 6.50% on the payment date each month, the Company receives no payment.

     Based upon amounts that the Company would have paid to terminate the swap and cap transactions on December 31, 1999, the fair value of the swap and cap transactions were estimated to be a liability of $114.

     Based upon borrowing rates management believes are available to the Company for loans with similar terms and average maturities, the fair value of the Company's Unsecured Notes Payable, Lines of Credit, Term Loan and Mortgage Notes Payable was estimated to be $559,233 at December 31, 1999.

8.   Preferred Stock
     On September 17, 1998, the Company issued 2,000,000 shares of its 9 3/8% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock"), par value $0.01 per share, with a liquidation preference of $25.00 per share. The Series A Preferred Stock has no stated maturity but is redeemable at the Company's option on or after September 15, 2003 for $25.00 per share plus accumulated, accrued and unpaid dividends. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and are payable quarterly on or about the last day of March, June, September and December of each year, when and as declared. Holders of the Series A Preferred Stock have no voting rights except with respect to certain extraordinary events affecting the rights of the holders of the Series A Preferred Stock. The Series A Preferred Stock is not convertible or exchangeable for any other securities or property of the Company.

9.   Investments in and Advances to Unconsolidated Entities
     The Company owns 1% of the outstanding voting common stock and 100% of the outstanding non-voting common stock of JDN Development Company, Inc. ("JDN Development"). As of May 2000 W. Fred Williams the President of JDN Development, owns the remaining 99% of the outstanding voting common stock of JDN Development. Ninety-nine percent of the voting stock was previously owned by J. Donald Nichols, former Chairman and Chief Executive Officer of the Company. The Company also has an investment in several partnerships formed in 1999 for the purpose of acquiring, developing, selling or exchanging real estate assets. During the development stage of the project, the Company is the limited partner, receiving 1% of any sales revenues and JDN Development is the general partner, receiving 99% of the sales revenue. During the development stage, JDN Development consolidate these partnerships. Once the project has reached stabilization, the Company becomes the general partner, receiving 99% of operating revenues and JDN Development becomes the limited partner, receiving 1% of operating revenues. Once the project is stabilized, the Company begins to consolidate these partnerships.

     The Company accounts for its investment in JDN Development and the partnerships using the equity method because management believes that it is able to exercise significant influence over the operating and financial policies of JDN Development and the partnerships. For a portion of 1997, the Company also owned 50% economic interests in two joint ventures formed for the purpose of developing shopping centers in Loganville, Georgia, and Asheville, North Carolina (the "Joint Ventures"). During 1997, the Company purchased all the interests of its third-party joint venture partners in the Joint Ventures.

     As a result of the findings of the Special Committee described in Note 2 above, JDN Development also restated its financial statements for 1994 through 1998. Adjustments related to JDN Development's restated financial statements are reflected as adjustments in the Company's equity in net income of JDN Development, less intercompany gains or losses which have been eliminated.

         Combined summarized financial information on JDN Development, the partnerships and the Joint Ventures is as follows:

                                                                                          December 31,
                                                                                     1999             1998
                                                                                  -------------------------
                                                                                                  (restated)
Assets
     Operating properties                                                         $ 27,663         $ 34,996
     Property under development                                                    113,869          117,147
     Land held for sale                                                             24,727           18,123
                                                                                  -------------------------
        Total real estate                                                          166,259          170,266
     Other assets                                                                   35,081           20,684
                                                                                  -------------------------
                                                                                  $201,340         $190,950
                                                                                  =========================
Liabilities
     Mortgage notes payable                                                       $ 16,335         $ 26,058
     Notes and advances payable to JDN Realty Corporation                          122,120          143,291
     Other liabilities                                                              26,421           11,884
                                                                                  -------------------------
                                                                                   164,876          181,233
Third party investors' interest                                                     32,146              111
Equity                                                                               4,318            9,606
                                                                                  -------------------------
                                                                                  $201,340         $190,950
                                                                                  =========================

                                                                                 Years Ended December 31,
                                                                            1999           1998             1997
                                                                         -----------------------------------------
                                                                                        (restated)       (restated)
Rental revenues                                                          $ 4,368         $  4,297         $  4,619
Operating expenses                                                        (2,322)          (1,796)          (3,410)
Tenant settlement expense - see Note 2                                    (7,490)               -                -

Impairment losses                                                         (2,988)               -                -

Provision for abandoned projects                                          (5,616)            (840)            (822)
                                                                         -----------------------------------------
      Income from operations                                              14,048            1,661              387

Interest expense                                                          (5,121)          (4,545)          (3,796)
Net gain on real estate sales                                             10,594            7,957            7,586
Other income (expense), net                                                 (237)             817             (195)
                                                                         -----------------------------------------
Income (loss) before income tax expense                                   (8,812)           5,890            3,982
Income tax benefit (expense)                                               3,524           (2,392)          (1,857)
                                                                         -----------------------------------------
      Net income (loss)                                                  $(5,288)        $  3,498          $ 2,125
                                                                         =========================================


     The following is a reconciliation of combined net income of all the unconsolidated entities as previously reported to the net income of these entities reflecting the restatement of JDN Development:

                                                 Years ended December 31,
                                                   1998              1997
                                                 -------------------------
                                                (restated)       (restated)
Net income as previously reported                $  3,104         $  3,773

General and administrative expense                   (785)          (2,477)
Other expense                                        (472)            (290)
Gain on sales of land                               1,914              756
Income tax benefit (expense)                         (263)             363
                                                 -------------------------
Net income, as restated                          $  3,498         $  2,125
                                                 =========================

10.  Operating Leases
     Shopping center properties are leased to tenants under operating leases with expiration dates extending to the year 2056. As of December 31, 1999, approximate future minimum rentals due under noncancellable operating leases, excluding tenant reimbursements of operating expenses and additional rentals based on tenants' sales volume, were as follows:

  _____________________________________________________________________________
  2000                                                              $    87,151
  2001                                                                   82,474
  2002                                                                   77,357
  2003                                                                   72,231
  2004                                                                   68,777
  Thereafter                                                            655,628
                                                                    -----------
                                                                    $ 1,043,618
                                                                    ===========

     As of December 31, 1999, Wal-Mart Stores, Inc., a national retailer, was an anchor in 35 of the Company's shopping centers. Wal-Mart was a tenant of the Company in 21 of the shopping centers and an unrelated party owned Wal-Mart's portion of the center in the remaining 14 shopping centers. Rentals from this significant tenant were approximately 15%, 16%, and 19% of total minimum and percentage rents for the years ended December 31, 1999, 1998, and 1997, respectively. As of December 31, 1999, Lowe's Companies, Inc., a national retailer, was an anchor in 23 of the Company's shopping centers. Lowe's was a tenant of the Company in 16 of the shopping centers and an unrelated party owned Lowe's portion of the center in the remaining seven shopping centers. Rentals from this significant tenant were 14%, 12%, and 10% of total minimum and percentage rent for the years ended December 31, 1999, 1998, and 1997, respectively. There were no other tenants which represented more than 10% of the Company's total minimum and percentage rent in any year presented.

11.  Extraordinary Items
     In 1997, the Company terminated and satisfied in full a $75,000 secured term loan which was scheduled to mature in 2001. The Company charged unamortized deferred financing costs and prepayment penalties related to this loan of $5,539 to earnings as a component of extraordinary items. Also in 1997, the Company terminated a $40,000 secured line of credit with a bank which was scheduled to mature in June 1998. The Company charged unamortized deferred financing costs of $401 related to this line of credit to earnings as a component of extraordinary items.

12.   Long-Term Incentive Plan
      In 1999, the Company adopted the JDN Realty Corporation Long-Term Incentive Plan (the "LTIP"). The primary purpose of the LTIP is to further the long-term stability and financial success of the Company by establishing performance-based compensation that provides meaningful economic incentives to attract and retain key employees and encourage their outstanding performance, thereby aligning the economic interests of such key employees with those of shareholders. Under the LTIP the Board of Directors may award, among other things, restricted stock of the Company and options to purchase shares of common stock of the Company. Any restricted stock or stock options awarded under the LTIP are to be issued under the Incentive Stock Plan (see Note 13 below) and would vest upon satisfaction of criteria established by the Board of Directors.

      During 1999, the Company granted 600,000 shares of restricted stock under the LTIP. This non-cash issuance of stock totaling $12,038 is excluded from the statement of cash flows in 1999. These shares of restricted stock vest ten years after the date of grant; however, vesting may accelerate based on the Company's meeting performance criteria established annually by the Board of Directors. As a result of the resignation of the officers of the Company discussed in Note 2, 468,285 shares of this restricted stock were forfeited in 2000.

13.  Incentive Stock Plan
     The Company maintains the JDN Realty Corporation 1993 Incentive Stock Plan (the "Incentive Stock Plan") which provides for the issuance of options to purchase shares of the Company's common stock, restricted shares of common stock and stock appreciation rights to individuals providing services to the Company, its subsidiaries and affiliated entities at the discretion of the Compensation Committee of the Board of Directors. Under the Incentive Stock Plan, the exercise price of options granted will not be less than the fair market value of the shares on the date of grant for incentive stock options and will not be less than 50% of the fair market value of the shares on the date of grant for non-qualified stock options. No options have been granted under the Incentive Stock Plan with exercise prices below fair market value. The options generally expire 10 years from the date of grant. Generally all options, other than options granted in 1995, vest one-third after six months and one-third after each of the two successive twelve-month periods thereafter. Options granted in 1995 were scheduled to vest nine years after the grant date; however, the vesting period accelerated because certain performance measures were met.

     The following is a summary of option activity under the Incentive Stock
Plan:

                                                                                                         Weighted Average
                                                        Number of Shares           Option Price             Option Price
                                                       Underlying Options           Per Share                 Per Share
-----------------------------------------------------------------------------------------------------------------------
Options outstanding, January 1, 1997                             1,369,220       $13.50 to $15.50              $14.327
       Granted                                                   1,413,750       $19.25 to $20.75               20.746
       Exercised                                                   (49,500)     $14.667 to $15.50               14.742
                                                               -------------------------------------------------------

Options outstanding, December 31, 1997                           2,733,470       $13.50 to $20.75               17.639
       Granted                                                      10,000           $21.3125                   21.313
       Exercised                                                   (23,500)      $13.50 to $20.75               14.782
       Forfeited                                                    (5,000)          $20.75                     20.750
                                                               -------------------------------------------------------

Options outstanding, December 31, 1998                           2,714,970     $13.50 to $21.3125               17.672
       Granted                                                           -              -                            -
       Exercised                                                   (35,500)      $13.50 to $20.75               14.623
       Forfeited                                                   (10,000)          $21.3125                   21.313
                                                               -------------------------------------------------------

Options outstanding, December 31, 1999                           2,669,470      $13.50 to $20.75               $17.699
                                                              ========================================================
Options exercisable, December 31, 1999                           2,201,220      $13.50 to $20.75               $17.052
                                                              ========================================================


     As a result of the resignation of the officers of the Company discussed in
Note 2, a total of 1,548,549 options at a weighted average option price of $17.27 were forfeited in 2000.

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

     On March 1, 1998, the Company issued 111,312 shares of restricted stock under the Deferred Bonus Plan. The restricted stock issued in 1998 vested one-fourth on March 1, 1999 and one-fourth on each successive March 1 thereafter. As of December 31, 1999, 635,089 shares were available for the Company to award in any combination of options, restricted stock or stock appreciation rights under the Incentive Stock Plan. As a result of the resignation of the officers of the Company discussed in Note 2, 41,700 shares of this restricted stock were forfeited in 2000.

14.  Directors Stock Plan
     The Company maintains the JDN Realty Corporation 1993 Non-Employee Director Stock Option Plan (the "Directors Plan") which provides for the issuance of options to purchase shares of the Company's common stock or the granting of shares of common stock to members of the Company's Board of Directors who are not employees of the Company. The Directors Plan initially provided that 4,500 options be granted automatically to each non-employee director serving the Company on January 1 of each year. The exercise price of each option equaled the fair market value of the shares on the date of grant. The options expire 10 years from the date of grant and vest in the following manner: (1) one-third two years after the date of grant, (2) one-third three years after the date of grant, and (3) one-third four years after the date of grant. In November 1998, the Company amended the Directors Plan as follows with respect to future grants:
(1) increased the number of options granted automatically, annually to

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

     The following is a summary of option activity under the Directors Plan:

                                                                                                       Weighted Average
                                                        Number of Shares           Option Price            Option Price
                                                       Underlying Options            Per Share              Per Share
------------------------------------------------------------------------------------------------------------------------
Options outstanding, January 1, 1997                            40,500           $13.333 to $14.917              $14.306
       Granted                                                  18,000              $18.417                       18.417
                                                       -----------------------------------------------------------------

Options outstanding, December 31, 1997                          58,500           $13.333 to $18.417               15.571
       Granted                                                  18,000              $21.584                       21.584
       Exercised                                                (3,000)             $13.333                       13.333
                                                       -----------------------------------------------------------------

Options outstanding, December 31, 1998                          73,500           $13.333 to $21.584               17.135
       Granted                                                  75,000              $21.563                       21.563
       Exercised                                                (1,500)             $18.417                       18.417
       Forfeited                                               (22,500)          $18.417 to $21.584               21.147
                                                       -----------------------------------------------------------------

Options outstanding, December 31, 1999                          124,500          $13.333 to $21.584              $19.061
                                                       =================================================================
Options exercisable, December 31, 1999                           57,500          $13.333 to $21.584              $17.154
                                                       =================================================================

     As of December 31, 1999, 316,493 shares were available for award under the Directors Plan in any combination of options or shares of common stock.

15.  Pro Forma Disclosures on Stock Based Compensation
     Pro forma information regarding net income and earnings per share is required by Statement 123 using an acceptable fair value method for all stock based compensation granted by the Company subsequent to December 31, 1994. The Company estimated the fair value for this stock based compensation at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997: risk-free interest rate of 4.57%, 5.71%, and 6.18%, respectively; dividend yield of 7.33%, 7.24% and 6.43%, respectively; volatility factor of the expected market price of the Company's common stock of 0.17, 0.16, and 0.16, respectively, and a weighted-average expected life of the options of 5, 5 and 5 years, respectively.
          For purposes of pro forma disclosures, the estimated fair value of stock based compensation is amortized to expense over the applicable vesting periods. On a pro forma basis, assuming that the Company utilized the fair value method of accounting for stock based compensation, net income and net income per share information was as follows:

                                                                                Years Ended December 31,
                                                                          1999         1998          1997
                                                                     -------------------------------------
                                                                                   (restated)   (restated)
Net income                                                           $  52,135     $  39,400     $  18,761
Net income attributable to common shareholders                          47,447        38,059        18,761
Net income attributable to common shareholders per share:
    Basic                                                                 1.43          1.24          0.81
    Diluted                                                               1.41          1.22          0.80

16.  Employee Stock Purchase Plan
     The Company maintains the JDN Realty Corporation 1995 Employee Stock Purchase Plan (the "ESPP") which is intended to qualify as an "Employee Stock Purchase Plan" within the meaning of Section 423 of the Code. The ESPP authorizes the sale of up to 150,000 shares of common stock to eligible employees of the Company at a 15% discount from the market price. During 1999, 1998 and 1997, the Company issued 2,158, 1,755, and 1,248 shares, respectively, under the ESPP.

17.  Dividend Reinvestment and Stock Purchase Plan
     The Company had established the JDN Realty Corporation Dividend Reinvestment and Stock Purchase Plan (the "DRIP"). The DRIP allowed shareholders to automatically reinvest cash dividends in and make optional cash purchases of shares of the Company's common stock. As of December 31, 1999, 31,786 shares had been issued under the DRIP and 718,214 were reserved for issuance. In 2000, the DRIP was terminated.

18.  Common Stock Repurchase Program
     On November 9, 1999, the Company announced a program which provided for the repurchase of up to 3.0 million of its outstanding common shares. Through December 31, 1999, the Company had repurchased 448,700 shares at an average price of approximately $15.56 per share for a total of $6,982. During 2000, the Company repurchased a total of 423,500 shares for a total of $6,830 or at an average price of approximately $16.13 per share for a total of $6,830. The Company has discontinued this plan.

19.  Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

                                                                           Years Ended December 31,
                                                                      1999           1998          1997
                                                                    -------------------------------------
                                                                                  (restated)    (restated)
Numerator:
  Income before extraordinary items                                 $ 53,051       $ 40,680      $ 25,489
  Extraordinary items                                                      -              -        (5,940)
                                                                    -------------------------------------
  Net income                                                          53,051         40,680        19,549
  Dividends to preferred shareholders                                 (4,688)        (1,341)            -
                                                                    -------------------------------------
  Net income attributable to common shareholders                    $ 48,363       $ 39,339      $ 19,549
                                                                    =====================================
Denominator (in thousands):
  Weighted-average shares outstanding                                 33,426         30,788        23,066
  Unvested restricted stock outstanding                                 (300)           (87)            -
                                                                    -------------------------------------
  Denominator for basic earnings per share                            33,126         30,701        23,066
  Dilutive effect of stock options and unvested
       restricted stock                                                  442            527           416
                                                                    -------------------------------------
  Denominator for diluted earnings per share                          33,568         31,228        23,482
                                                                    =====================================
Income per share--basic:
  Income before extraordinary items
    (net of preferred dividends)                                    $   1.46         $ 1.28        $ 1.11
  Extraordinary items                                                      -              -         (0.26)
                                                                    -------------------------------------
  Net income attributable to common shareholders                    $   1.46         $ 1.28        $ 0.85
                                                                    =====================================
Income per share--diluted:
  Income before extraordinary items
    (net of preferred dividends)                                    $   1.44         $ 1.26        $ 1.08
  Extraordinary items                                                      -              -         (0.25)
                                                                    -------------------------------------
  Net income attributable to common shareholders                    $   1.44         $ 1.26        $ 0.83
                                                                    =====================================

     The Company is the general partner in a limited partnership that issued limited partnership units initially valued at $3,000 in a limited partnership formed to own and operate a shopping center in Milwaukee, Wisconsin. Subject to certain conditions, the limited partnership units are exchangeable for cash or 139,535 shares of the Company's common stock. As of December 31, 1999, none of the limited partnership units have been exchanged for shares. Using the "if-converted" method, the dilutive effect of these units is immaterial.

20.  Commitments
     As of December 31, 1999, the Company guaranteed all or portions of two loans of JDN Development in the amount of $16,335. The loans are secured by property owned by JDN Development and are due in 2000. In June 2000, JDN Development repaid one of these loans in full and reduced the balance on the remaining loan to $3,463. As of December 31, 1999, the Company had executed construction contracts on 22 of its development sites and had approximately $8,786 in costs remaining to be incurred under these contracts.

21.  Contingencies
     Since the Company's announcement of the undisclosed compensation arrangements and unauthorized transactions described in Note 2, a number of class action lawsuits have been filed against the Company in federal and state court. One or more of these suits also names as defendants JDN Development and certain current and former officers and directors of JDN Development and/or the Company.

     The class actions filed in federal court allege violations of the federal securities laws and allege that, by failing to report the undisclosed compensation, unauthorized benefits and related party transactions to the public in the Company's financial statements, public filings, and otherwise, the defendants made or participated in making material misstatements or omissions which caused the plaintiffs to purchase the Company's stock at an artificially inflated price. The plaintiffs seek compensatory damages of an indeterminate amount, interest, attorneys' fees, experts' fees and other costs and disbursements. The federal class actions are pending in the United States District Court for the Northern District of Georgia and are expected to be consolidated.

     A class action lawsuit has also been filed by the Company's shareholders against the Company, JDN Development, and four former officers and directors of these companies in the Superior Court of Fulton County, Georgia. The complaint contains substantially the same factual allegations asserted in the federal class actions, but purports to seek relief under state law. The complaint contains claims of common law fraud, conversion and purported violations of Georgia's Racketeer Influenced and Corrupt Organizations Act. In the state court class action, the plaintiffs seek compensatory and punitive damages, attorneys' fees and expenses, interest and equitable relief.

     The Company believes that it has meritorious defenses to the claims brought against it in the federal and state class action lawsuits, but there can be no assurance that such defenses will be successful or that the lawsuits will not have a material adverse effect on the Company's financial position, results of operations and cash flows. In addition, the timing of the final resolution of these proceedings is uncertain.

     The Company may also be subject to regulatory proceedings initiated by the SEC or other regulatory agencies. The SEC has contacted the Company and has requested the voluntary production of certain documents and other information regarding the compensation arrangements, unauthorized benefits and related party transactions discussed in Note 2, and the Company is cooperating with the SEC in responding to this request. Regulatory agencies and self-regulatory organizations such as the SEC, the New York Stock Exchange, the Internal Revenue Service and state tax authorities may seek to impose fines, penalties or other remedies against the Company. The imposition of any such fines, penalties or other remedies could have a material adverse impact on the Company.

     In an unrelated lawsuit, on February 2, 2000, Dogwood Drive, L.L.C. ("Dogwood") filed suit against the Company and WHF, Inc. ("WHF"), a wholly-owned subsidiary of JDN Development, which, until April 1999, owned a 72% interest in Dogwood and served as the operating member of the entity. The suit was filed in the Superior Court of Fulton County, Georgia. The complaint asserts, among other things, breach of fiduciary duty against WHF and improper receipt of funds by the Company. The Company believes that it and WHF have meritorious defenses to the claims and intends to vigorously defend the suit.

     On April 28, 2000, Lake Lucerne Estates Civic Club, Inc., a nonprofit homeowners association located in Gwinnett County, Georgia, and a number of individual plaintiffs, filed suit against JDN Development, Lowe's Companies, Inc., and Haygood Contracting, Inc. The suit was filed in the Superior Court of Fulton County, Georgia. The complaint asserts trespass, nuisance and negligence against JDN Development in connection with the development of a shopping center anchored by Lowe's. JDN Development believes that it has meritorious defenses to the claims and intends to vigorously defend the suit.

     The Company is from time to time a party to other legal proceedings which arise in the ordinary course of its business. The Company is not currently involved in any litigation in addition to the lawsuits described above the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on the results of operations or financial condition of the Company, nor is management aware of any such litigation threatened against the Company.

22.  Related Party Transactions
     The related party transactions listed below were discovered during the investigation by the Special Committee of the Board of Directors discussed in
Note 2 and have not previously been disclosed.
     GeoSurvey, Ltd. Co. ("GeoSurvey"), which is 50% owned by two former executive officers of JDN Development and 50% owned by an unrelated third-party, performs survey work for the Company. During the years ended December 31, 1999, 1998 and 1997, the Company paid for services provided by GeoSurvey in the amounts of $18, $11, and $69, respectively.
     Comm-Aviation, LLC ("Comm-Aviation"), which was 99% owned by J. Donald Nichols, the Company's former Chief Executive Officer, provided charter flight service to the Company. During the years ended December 31, 1999, 1998 and 1997, the Company paid for services provided by Comm-Aviation in the amounts of $126, $208 and $128, respectively.
     Lightyear Holdings, Inc. (formerly Unidial Holdings, Inc.) ("Lightyear"), which was 31% owned by Mr. Nichols through June 2, 2000, provides telecommunication services to the Company. Craig Macnab, a member of the Company's Board of Directors and the Company's current Chief Executive Officer, was also a board member of Lightyear from August 1996 until April 2000. During the years ended December 31, 1999, 1998, and 1997, the Company paid for services provided by Lightyear in the amounts of $49, $41, and $48, respectively.
     JDN Development paid additional amounts to these same companies most of these years.

23.  Subsequent Events
     During 2000, the Company sold five of its shopping center properties containing 722,953 square feet to three third-party purchasers for approximately $44,490.

24.  Quarterly Financial Information (Unaudited)

     The following is a summary of the unaudited quarterly financial information for the years ended December 31, 1999 and 1998:

                                                                                       Quarters
                                                                  First         Second         Third          Fourth
--------------------------------------------------------------------------------------------------------------------------
1999:                                                           (restated)     (restated)     (restated)
Revenues                                                            $ 25,690      $ 25,940       $ 26,656       $ 27,952
Net income                                                            11,932        12,099         18,601         10,419
Net income attributable to common shareholders                        10,760        10,927         17,429          9,247

Income per common share:
    Basic                                                               0.33          0.33           0.53           0.28
    Diluted                                                             0.32          0.32           0.52           0.28

1998:                                                           (restated)     (restated)     (restated)     (restated)
Revenues                                                            $ 17,046      $ 19,209       $ 20,617       $ 24,439
Net income                                                             8,778        10,007         10,527         11,368
Net income attributable to common shareholders                         8,778        10,007         10,358         10,196

Income per common share:
    Basic                                                               0.30          0.32           0.34           0.32
    Diluted                                                             0.30          0.32           0.33           0.31

     During the fourth quarter of 1999, the Company recorded the following adjustments which decreased net income:

Tenant settlement expense                                                                                     $ (5,610)
Equity in net income of unconsolidated entities:
    Tenant settlement expense (net of tax of $2,966)                                      $(4,449)
    Write-off of abandoned projects (net of tax of $2,224)                                 (2,728)
    Impairment loss on land held for sale (net of tax of $1,183)                           (2,405)
                                                                                          -------
                                                                                                                  (9,582)
                                                                                                                --------
Total                                                                                                           $(15,192)
                                                                                                                ========

                        Report of Independent Auditors

Shareholders and Board of Directors
JDN Realty Corporation

     We have audited the accompanying consolidated balance sheets of JDN Realty Corporation as of December 31, 1999 and 1998 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JDN Realty Corporation at December 31, 1999 and 1998 and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                  /s/ Ernst & Young LLP


Atlanta, Georgia
June 14, 2000

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                            JDN REALTY CORPORATION

                                (In Thousands)



----------------------------------------------------------------------------------------------------------------------------------
      COL. A                            COL. B                        COL. C                    COL. D              COL. E
----------------------------------------------------------------------------------------------------------------------------------
                                                                     Addition
                                                       --------------------------------------
                                  Balance at Beginning  Charges to Costs   Charged to Other    Deductions -     Balance at End of
    Description                        of Period          and Expenses    Accounts - Describe    Describe             Period
----------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1999:
 Deduct from asset accounts:
  Allowance for Doubtful Accounts                 $667              $646                             $599 (1)              $714
                                                  ====              ====                             ====                  ====
Year ended December 31, 1998:
 Deduct from asset accounts:
  Allowance for Doubtful Accounts                 $719              $386                             $438 (1)              $667
                                                  ====              ====                             ====                  ====
Year ended December 31, 1997:
 Deduct from asset accounts:
  Allowance for Doubtful Accounts                 $410              $619                             $310 (1)              $719
                                                  ====              ====                             ====                  ====


(1)  Write-off of uncollectible rents receivable.

            Schedule III - Real Estate and Accumulated Depreciation
                            JDN Realty Corporation
                               December 31, 1999
                                (In thousands)

----------------------------------------------------------------------------------------------------
                  COL. A                      COL. B               COL. C                COL. D
----------------------------------------------------------------------------------------------------
                                                                                    Cost Capitalized
                                                                                     Subsequent to
                                                           Initial Cost to Company    Acquisition
                                                           -----------------------------------------

                                                                     Buildings and
Description                                 Encumbrance      Land     Improvements    Improvements
----------------------------------------------------------------------------------------------------
Operating Property:
-------------------
 Southland Plaza (Decatur, AL)              $        -  $     1,013  $       5,802    $        213

 East Side Plaza (Gadsden, AL)                       -          130              -           2,330

 Pepperell Corners (Opelika, AL)                     -        2,062         11,676             125

 Pepperell Corners, Phase II (Opelika, AL)           -          744          1,628             (33)

 Lowe's (Opelika, AL)                                -        2,600          7,027               -

 Trotter's Ridge (Scottsboro, AL)                    -          581          3,068               -

 University Hills  (Denver, CO)                 23,180       15,272         17,017           5,770

 Brandon Lake Village (Brandon, FL)                  -        3,627          7,110           1,415

 Publix (Brandon, FL)                                -        1,721          3,418               -

 Golden Corral (Bradenton, FL)                       -          883          1,283               -

 White Sands (Fort Walton, FL)                       -          452              -           1,155

 Gulf Breeze Marketplace (Gulf Breeze, FL)           -          830              -           2,815

 Ocala West Shopping Center (Ocala, FL)              -          839          4,920             224

 Capital West (Tallahassee, FL)                      -        2,040              -           4,871

 Lowe's (Alpharetta, GA)                        13,625        5,366          6,800             586

 Lowe's (Buford, GA)                                 -        5,369         19,555             408

 Riverplace (Canton, GA)                             -        2,857          4,478           1,883

 River Pointe (Canton, GA)                           -          370          2,301             223

 Felton's Crossing (Cartersville, GA)                -          177              -           6,805

------------------------------------------------------------------------------------------------------------------------------------
                  COL. A                                         COL. E                          COL. F         COL. G      COL. H
------------------------------------------------------------------------------------------------------------------------------------


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
------------------------------------------------------------------------------------------------------------------------------------
Operating Property:
-------------------
 Southland Plaza (Decatur, AL)              $    1,013         $       6,015     $    7,028   $        570       1965         1996

 East Side Plaza (Gadsden, AL)                     130                 2,330          2,460          1,186       1979         1980

 Pepperell Corners (Opelika, AL)                 2,062                11,801         13,863          2,163       1993         1994

 Pepperell Corners, Phase II (Opelika, AL)         744                 1,595          2,339            243       1995         1995

 Lowe's (Opelika, AL)                            2,600                 7,027          9,627             92       1999         1999

 Trotter's Ridge (Scottsboro, AL)                  581                 3,068          3,649              8       1999         1999

 University Hills  (Denver, CO)                 15,272                22,787         38,059          3,000       1997         1998

 Brandon Lake Village (Brandon, FL)              3,627                 8,525         12,152            322       1997         1998

 Publix (Brandon, FL)                            1,721                 3,418          5,139             98       1999         1999

 Golden Corral (Bradenton, FL)                     883                 1,283          2,166              3       1999         1999

 White Sands (Fort Walton, FL)                     452                 1,155          1,607            413       1986         1985

 Gulf Breeze Marketplace (Gulf Breeze, FL)         830                 2,815          3,645              9       1998         1998

 Ocala West Shopping Center (Ocala, FL)            839                 5,144          5,983            363       1984         1997

 Capital West (Tallahassee, FL)                  2,040                 4,871          6,911          1,468       1990         1989

 Lowe's (Alpharetta, GA)                         4,466                 7,386         11,852            264       1998         1998

 Lowe's (Buford, GA)                             5,369                19,963         25,332            730       1998         1998

 Riverplace (Canton, GA)                         2,857                 6,361          9,218          1,386       1983         1983

 River Pointe (Canton, GA)                         361                 2,524          2,885            258       1996         1996

 Felton's Crossing (Cartersville, GA)              177                 6,805          6,982          1,506       1984         1983

-------------------------------------------------------------------------------
                  COL. A                                      COL. I
-------------------------------------------------------------------------------
                                                  Life on which depreciation in
                                                   latest income statements is
Description                                                  computed
-------------------------------------------------------------------------------
Operating Property:
-------------------
 Southland Plaza (Decatur, AL)                    Building 31.5 years (1)
                                                  Sign 20 years (2)
 East Side Plaza (Gadsden, AL)                    Building 31.5 years (1)

 Pepperell Corners (Opelika, AL)                  Building 31.5 years (1)

 Pepperell Corners, Phase II (Opelika, AL)        Building 31.5 years (1)

 Lowe's (Opelika, AL)                             Building 31.5 years (1)

 Trotter's Ridge (Scottsboro, AL)                 Building 31.5 years (1)

 University Hills  (Denver, CO)                   Building 31.5 years (1)
                                                  Sign 20 years (2)
 Brandon Lake Village (Brandon, FL)               Building 31.5 years (1)

 Publix (Brandon, FL)                             Building 31.5 years (1)

 Golden Corral (Bradenton, FL)                    Building 31.5 years (1)

 White Sands (Fort Walton, FL)                    Building 31.5 years (1)
                                                  Sign 20 years (2)
 Gulf Breeze Marketplace (Gulf Breeze, FL)        Building 31.5 years (1)

 Ocala West Shopping Center (Ocala, FL)           Building 31.5 years (1)

 Capital West (Tallahassee, FL)                   Building 31.5 years (1)
                                                  Sign 20 years (2)
 Lowe's (Alpharetta, GA)                          Building 31.5 years (1)

 Lowe's (Buford, GA)                              Building 31.5 years (1)

 Riverplace (Canton, GA)                          Building 31.5 years (1)

 River Pointe (Canton, GA)                        Building 31.5 years (1)

 Felton's Crossing (Cartersville, GA)             Building 31.5 years (1)
                                                  Sign 20 years (2)

            Schedule III - Real Estate and Accumulated Depreciation
                            JDN Realty Corporation
                               December 31, 1999
                                (In thousands)

-------------------------------------------------------------------------------------------------------------
                  COL. A                          COL. B                             COL. C
-------------------------------------------------------------------------------------------------------------

                                                                                             Cost Capitalized
                                                                                              Subsequent to
                                                                   Initial Cost to Company     Acquisition
                                                                   ------------------------------------------

                                                                             Buildings and
                                                Encumbrances        Land     Improvements
-------------------------------------------------------------------------------------------------------------
Operating Property:
-------------------
   Chamblee Plaza (Chamblee, GA)                         -           1,698           9,913                 33

   Bradley Park Crossing (Columbus, GA)                  -           2,015           7,622                  -

   Cordele Marketplace (Cordele, GA)                     -             603           8,164                314

   Cumming Marketplace (Cumming, GA)                     -           6,963          15,250              8,758

   Pinetree Village (Cumming, GA)                        -             648           1,707                  -

   Douglasville Marketplace (Douglasville, GA)           -           2,511               -                 29

   Dodge County (Eastman, GA)                            -             172               -              2,318

   Banks Station (Fayetteville, GA)                      -           1,522           9,603                268

   Bruno's Plaza (Ft. Oglethorpe, GA)                    -           1,092           6,193                154

   Ellis Crossing (Griffin, GA)                          -             302               -              2,487

   North Main Street (Lafayette, GA)                     -             123               -              4,454

   LaGrange Wal-Mart (LaGrange, GA)                      -             183               -              1,420

   CVS (Lawrenceville, GA)                               -             925           1,138                 60

   Five Forks Village (Lawrenceville, GA)                -           1,245           7,065                143

   Lawrenceville Town Center (Lawrenceville, GA)         -           3,563          17,037                457

   Five Forks Crossing (Lilburn, GA)                     -             930           5,287                 39

   Pleasant Hill Lowe's (Lilburn, GA)               12,789           3,643           6,413                236

   Midway Plaza (Loganville, GA)                         -           1,356           6,400                100

   K-Mart (Macon, GA)                                    -             998           5,515                  -

   Beacon Heights (Madison, GA)                          -             549               -              4,289

------------------------------------------------------------------------------------------------------------------------------------
                  COL. A                                          COL. E                         COL. F          COL. G      COL. H
------------------------------------------------------------------------------------------------------------------------------------



                                             Gross Amount at which Carried at close of Period
                                             ------------------------------------------------
                                                               Buildings and                  Accumulated       Date of       Date
                                                Land            Improvements         Total    Depreciation   Construction   Acquired
------------------------------------------------------------------------------------------------------------------------------------
Operating Property:
-------------------
   Chamblee Plaza (Chamblee, GA)                 1,698                   9,946        11,644            500      1976         1998

   Bradley Park Crossing (Columbus, GA)          2,015                   7,622         9,637            118      1999         1999

   Cordele Marketplace (Cordele, GA)               603                   8,478         9,081            459      1997         1997

   Cumming Marketplace (Cumming, GA)             8,257                  24,008        32,265          1,095      1997         1997

   Pinetree Village (Cumming, GA)                  648                   1,707         2,355              8      1999         1999

   Douglasville Marketplace (Douglasville, GA)   2,440                      29         2,469              -      1999         1999

   Dodge County (Eastman, GA)                      172                   2,318         2,490            699      1990         1986

   Banks Station (Fayetteville, GA)              1,522                   9,871        11,393          1,842      1990         1994

   Bruno's Plaza (Ft. Oglethorpe, GA)            1,092                   6,347         7,439          1,068      1973         1994

   Ellis Crossing (Griffin, GA)                    302                   2,487         2,789          1,069      1986         1985

   North Main Street (Lafayette, GA)               123                   4,454         4,577          1,004      1990         1988

   LaGrange Wal-Mart (LaGrange, GA)                183                   1,420         1,603            693      1984         1983

   CVS (Lawrenceville, GA)                         925                   1,198         2,123             39      1998         1998

   Five Forks Village (Lawrenceville, GA)        1,245                   7,208         8,453          1,316      1990         1994

   Lawrenceville Town Center (Lawrenceville, GA) 3,563                  17,494        21,057          3,246      1989         1994

   Five Forks Crossing (Lilburn, GA)               930                   5,326         6,256            974      1990         1994

   Pleasant Hill Lowe's (Lilburn, GA)            3,557                   6,649        10,206            556      1997         1997

   Midway Plaza (Loganville, GA)                 1,356                   6,500         7,856            818      1995         1997

   K-Mart (Macon, GA)                              869                   5,515         6,384            190      1999         1999

   Beacon Heights (Madison, GA)                    549                   4,289         4,838          1,400      1989         1987


-------------------------------------------------------------------------------
                  COL. A                                     COL. I
-------------------------------------------------------------------------------



                                                  Life on which depreciation in
                                                   latest income statements is
                                                            computed
-------------------------------------------------------------------------------
Operating Property:
-------------------
   Chamblee Plaza (Chamblee, GA)                     Building 31.5 years (1)

   Bradley Park Crossing (Columbus, GA)              Building 31.5 years (1)

   Cordele Marketplace (Cordele, GA)                 Building 31.5 years (1)

   Cumming Marketplace (Cumming, GA)                 Building 31.5 years (1)
                                                     Sign 20 years (2)
   Pinetree Village (Cumming, GA)                    Building 31.5 years (1)

   Douglasville Marketplace (Douglasville, GA)       Building 31.5 years (1)

   Dodge County (Eastman, GA)                        Building 31.5 years (1)
                                                     Sign 20 years (2)
   Banks Station (Fayetteville, GA)                  Building 31.5 years (1)

   Bruno's Plaza (Ft. Oglethorpe, GA)                Building 31.5 years (1)

   Ellis Crossing (Griffin, GA)                      Building 31.5 years (1)
                                                     Sign 20 years (2)
   North Main Street (Lafayette, GA)                 Building 31.5 years (1)
                                                     Sign 20 years (2)
   LaGrange Wal-Mart (LaGrange, GA)                  Building 31.5 years (1)

   CVS (Lawrenceville, GA)                           Building 31.5 years (1)

   Five Forks Village (Lawrenceville, GA)            Building 31.5 years (1)

   Lawrenceville Town Center (Lawrenceville, GA)     Building 31.5 years (1)

   Five Forks Crossing (Lilburn, GA)                 Building 31.5 years (1)

   Pleasant Hill Lowe's (Lilburn, GA)                Building 31.5 years (1)

   Midway Plaza (Loganville, GA)                     Building 31.5 years (1)

   K-Mart (Macon, GA)                                Building 31.5 years (1)

   Beacon Heights (Madison, GA)                      Building 31.5 years (1)
                                                     Sign 20 years (2)

            Schedule III - Real Estate and Accumulated Depreciation
                            JDN Realty Corporation
                               December 31, 1999
                                (In thousands)

------------------------------------------------------------------------------------------------------------------------------------
            COL. A           COL. B                COL. C                     COL. D                      COL. E
------------------------------------------------------------------------------------------------------------------------------------

                                                                         Cost Capitalized
                                                                          Subsequent to         Gross Amount at which Carried
                                           Initial Cost to Company         Acquisition               at close of Period
                                          ------------------------------------------------------------------------------------------

                                                      Buildings and                                      Buildings and
                          Encumbrances     Land       Improvements        Improvements        Land       Improvements      Total
------------------------------------------------------------------------------------------------------------------------------------
Operating Property:
-------------------
  Garrison Ridge Xing
  (Marietta, GA)               11,000       3,587            8,440                  9            3,413          8,449       11,862

  Applebee's
  (McDonough, GA)                   -         341              674                  -              341            674        1,015

  Newnan Crossing
  (Newnan, GA)                      -       3,750           17,745                239            3,612         17,984       21,596

  Peachtree City
  Marketplace                       -         772            1,242                  -              772          1,242        2,014
  (Peachtree City, GA)

  Pike's Nursery
  (Peachtree City, GA)              -       1,008            1,004                  -            1,008          1,004        2,012

  Merchant Square
  (Riverdale, GA)                   -         191                -              1,371              191          1,371        1,562

  Freeway Junction
  (Stockbridge, GA)                 -         979            5,550                233              979          5,783        6,762

  Pike's Nurseries
  (Stockbridge, GA)                 -         963            1,039                 44              963          1,083        2,046

  Lowe's (Stone
  Mountain, GA)                     -       3,186            7,882                  -            2,998          7,882       10,880

  Noble Farm Plaza
  (Suwanee, GA)                     -       1,540            3,389                744            1,540          4,133        5,673

  Cofer Crossing
  (Tucker, GA)                      -       5,046            1,167              4,183            5,046          5,350       10,396

  Shannon Square (Union
  City, GA)                         -         195                -              4,323              195          4,323        4,518

  Warner Robins Place
  (Warner Robins, GA)               -         203              907                 62              203            969        1,172

  Pike's Nursery
  (Woodstock, GA)                   -       1,323            1,102                  -            1,323          1,102        2,425

  Woodstock Place
  (Woodstock, GA)                   -       1,692                -              7,660            1,692          7,660        9,352

  Woodstock Project
  (Woodstock, GA)              12,030       3,738            7,210               (103)           3,535          7,107       10,642

  North Ridge Shopping
  Center (Davenport, IA)            -         741            2,324                  -              741          2,324        3,065

  Decatur Marketplace
  (Decatur, Il)                     -         289            2,609                  -              289          2,609        2,898

  Suttons North Plaza
  (Topeka, KS)                      -         270            1,660              1,719              270          3,379        3,649

  North Park
  Marketplace
  (Lexington, KY)                   -         243                -                  -              243              -          243

------------------------------------------------------------------------------------------------------------------------------------
                                      COL. F           COL. G         COL. H                     COL. I
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Life on which depreciation in
                                   Accumulated         Date of          Date            latest income statements is
                                   Depreciation     Construction      Acquired                     computed
------------------------------------------------------------------------------------------------------------------------------------
Operating Property:
-------------------
  Garrison Ridge Xing M
  (Marietta, GA)                           544             1997          1997                  Building 31.5 years (1)
                                                                                               Sign 20 years (2)
  Applebee's
  (McDonough, GA)                            9             1999          1999                  Building 31.5 years (1)

  Newnan Crossing
  (Newnan, GA)                           2,093             1995          1995                  Building 31.5 years (1)
                                                                                               Sign 20 years (2)
  Peachtree City
  Marketplace
  (Peachtree City, GA)                       3             1999          1999                  Building 31.5 years (1)

  Pike's Nursery
  (Peachtree City, GA)                      80             1997          1997                  Building 31.5 years (1)

  Merchant Square
  (Riverdale, GA)                          446             1989          1989                  Building 31.5 years (1)

  Freeway Junction
  (Stockbridge, GA)                        917             1988          1994                  Building 31.5 years (1)

  Pike's Nurseries
  (Stockbridge, GA)                         85             1997          1997                  Building 31.5 years (1)

  Lowe's (Stone
  Mountain, GA)                            146             1999          1999                  Building 31.5 years (1)

  Noble Farm Plaza
  (Suwanee, GA)                            184             1997          1997                  Building 31.5 years (1)

  Cofer Crossing
  (Tucker, GA)                             113             1998          1998                  Building 31.5 years (1)

  Shannon Square (Union
  City, GA)                              1,618             1986          1984                  Building 31.5 years (1)
                                                                                               Sign 20 years (2)
  Warner Robins Place
  (Warner Robins, GA)                       66             1997          1997                  Building 31.5 years (1)

  Pike's Nursery
  (Woodstock, GA)                           93             1997          1997                  Building 31.5 years (1)

  Woodstock Place
  (Woodstock, GA)                        1,346             1985          1982                  Building 31.5 years (1)
                                                                                               Sign 20 years (2)
  Woodstock Project
  (Woodstock, GA)                          468             1997          1997                  Building 31.5 years (1)

  North Ridge Shopping
  Center (Davenport, IA)                    13             1999          1999                  Building 31.5 years (1)

  Decatur Marketplace
  (Decatur, Il)                              -             1999          1999                  Building 31.5 years (1)

  Suttons North Plaza
  (Topeka, KS)                             188             1976          1997                  Building 31.5 years (1)

  North Park
  Marketplace
  (Lexington, KY)                            -             1999          1999                  Building 31.5 years (1)

            Schedule III - Real Estate and Accumulated Depreciation
                            JDN Realty Corporation
                               December 31, 1999
                                (In thousands)

------------------------------------------------------------------------------------------------------------------------------------
            COL. A           COL. B                COL. C                     COL. D                      COL. E
------------------------------------------------------------------------------------------------------------------------------------

                                                                         Cost Capitalized
                                                                          Subsequent to         Gross Amount at which Carried
                                           Initial Cost to Company         Acquisition               at close of Period
                                          ------------------------------------------------------------------------------------------

                                                      Buildings and                                      Buildings and     Total
Description               Encumbrances     Land       Improvements        Improvements        Land       Improvements
------------------------------------------------------------------------------------------------------------------------------------
Operating Property:
-------------------
  South Farm
  Marketplace
  (Lexington, KY)                 -           4,785             298              (268)            4,785           30         4,815

  Carriage Gate               6,138           1,398           7,994                10             1,398        8,004         9,402
  (Richmond, KY)

  Junction S/C                6,866           1,361           7,858                87             1,361        7,945         9,306
  (Jackson, MS)

  Metro Station                   -             521           3,382               171               521        3,553         4,074
  (Jackson, MS)

  Crosscreek Shopping             -             754               -                14               754           14           768
  Center (Tupelo, MS)

  River Hills S/C                 -           3,125          13,376               177             3,125       13,553        16,678
  (Asheville, NC)

  Cross Pointe Centre             -           1,931          10,840               425             1,931       11,265        13,196
  (Fayetteville, NC)

  Lawndale Crossing               -           3,483               -                58             3,483           58         3,541
  (Greensboro, NC)

  East Ridge Crossing        10,800               -               -             4,356                 -        4,356         4,356
  (Hendersonville, NC)

  Pineridge Crossing              -             203               -             7,230               203        7,230         7,433
  (Rockingham, NC)

  Jeffries Crossing               -             334           3,400                 -               334        3,400         3,734
  (Rocky Mount, NC)

  Island Creek Crossing           -             665           3,842               510               665        4,352         5,017
  (Wallace, NC)

  Myrtle Grove                    -           1,877               -             8,860             1,877        8,860        10,737
  (Wilmington, NC)

  Kester Mill Village             -             814           2,122                 -               799        2,122         2,921
  (Winston-Salem, NC)

  Tri-State Plaza                 -           1,563           6,210               210             1,363        6,420         7,783
  (Burlington, OH)

  Gallipolis                      -           1,405          10,587               117             1,405       10,704        12,109
  Marketplace
  (Gallipolis, OH)

  Township Marketplace            -           5,177          10,105             1,850             5,150       11,955        17,105
  (Monaca, PA)

  Ashley Crossing                 -           1,459          10,354               187             1,459       10,541        12,000
  (Charleston, SC)

  Chesterfield Commons            -             127               -             2,167               127        2,167         2,294
  (Cheraw, SC)

  Kelley Corners (Lake            -             415           5,310               122               415        5,432         5,847
  City, SC)

------------------------------------------------------------------------------------------------------------------------------------
                                      COL. F           COL. G         COL. H                         COL. I
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          Life on which depreciation in
                                   Accumulated         Date of          Date               latest income statements is
Description                        Depreciation     Construction      Acquired                      computed
------------------------------------------------------------------------------------------------------------------------------------
Operating Property:
-------------------
  South Farm
  Marketplace
  (Lexington, KY)                             -            1998             1998           Building 31.5 years (1)

  Carriage Gate
  (Richmond, KY)                          1,356            1992             1994           Building 31.5 years (1)
                                                                                           Sign 20 years (2)
  Junction S/C
  (Jackson, MS)                             709            1996             1997           Building 31.5 years (1)

  Metro Station
  (Jackson, MS)                             156            1997             1998           Building 31.5 years (1)


  Crosscreek Shopping
  Center (Tupelo, MS)                         -            1999             1999           Building 31.5 years (1)

  River Hills S/C
  (Asheville, NC)                         1,220            1996             1997           Building 31.5 years (1)
                                                                                           Sign 20 years (2)
  Cross Pointe Centre
  (Fayetteville, NC)                        650            1985             1998           Building 31.5 years (1)

  Lawndale Crossing
  (Greensboro, NC)                            1            1999             1999           Building 31.5 years (1)

  East Ridge Crossing
  (Hendersonville, NC)                    1,470            1988             1988           Building 31.5 years (1)
                                                                                           Sign 20 years (2)
  Pineridge Crossing
  (Rockingham, NC)                        2,275            1988             1986           Building 31.5 years (1)

  Jeffries Crossing
  (Rocky Mount, NC)                          16            1999             1999           Building 31.5 years (1)

  Island Creek Crossing
  (Wallace, NC)                             731            1989             1994           Building 31.5 years (1)

  Myrtle Grove
  (Wilmington, NC)                        2,409            1991             1988           Building 31.5 years (1)
                                                                                           Sign 20 years (2)
  Kester Mill Village
  (Winston-Salem, NC)                        53            1999             1999           Building 31.5 years (1)

  Tri-State Plaza
  (Burlington, OH)                          978            1995             1995           Building 31.5 years (1)
                                                                                           Sign 20 years (2)
  Gallipolis
  Marketplace
  (Gallipolis, OH)                          512            1998             1998           Building 31.5 years (1)

  Township Marketplace
  (Monaca, PA)                              801            1997             1997           Building 31.5 years (1)

  Ashley Crossing
  (Charleston, SC)                        1,934            1991             1994           Building 31.5 years (1)
                                                                                           Sign 20 years (2)
  Chesterfield Commons
  (Cheraw, SC)                              693            1990             1986           Building 31.5 years (1)
                                                                                           Sign 20 years (2)
  Kelley Corners (Lake
  City, SC)                               1,011            1991             1994           Building 31.5 years (1)
                                                                                           Sign 20 years (2)

            Schedule III - Real Estate and Accumulated Depreciation
                            JDN Realty Corporation
                               December 31, 1999
                                (In thousands)

------------------------------------------------------------------------------------------------------------------------------------
COL. A                           COL. B                      COL. C                      COL. D                    COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Cost Capitalized       Gross Amount at which
                                                                                     Subsequent to         Carried at close of
                                                     Initial Cost to Company          Acquisition               Period Land
------------------------------------------------------------------------------------------------------------------------------------
                                                               Buildings and
Description                   Encumbrances          Land        Improvements         Improvements           Land
------------------------------------------------------------------------------------------------------------------------------------
Operating Property:
------------------
  Merchants Walk                       -             130                 -                     799             130
  (Sumter, SC)

  Millcreek Commons                    -             531             3,092                      22             531
  (Antioch, TN)

  Overlook at Hamilton                 -           1,595            12,725                     209           1,595
  Place (Chattanooga, TN)

  Columbia Square                      -             673             3,859                      19             673
  (Columbia, TN)

  Farragut Pointe                      -             731             4,165                      27             731
  (Farragut, TN)

  Alexander Plaza                      -              24                 -                     487              24
  (Franklin, TN)

  Battlewood Shopping                  -             662             3,822                      86             662
  Center (Franklin, TN)

  Northcreek Commons                   -             743             4,311                     235             743
  (Goodlettsville, TN)

  Lowe's                               -           4,074             7,649                       -           4,074
  (Hendersonville, TN)

  Country Bridge                       -             750             4,294                     193             750
  (Memphis, TN)

  Memorial Village                     -             991             5,636                     258             991
  (Murfreesboro, TN)

  Plaza South S/C                      -             523             3,088                     159             523
  (Murfreesboro, TN)

  Towne Center                         -           3,016             6,822                   3,631           3,016
  (Murfreesboro, TN)

  The Marketplace                      -           4,710            10,495                  12,545           4,710
  (Nashville, TN)

  MacArthur Marketplace                -           6,440            11,918                       -           6,440
  (Irving, TX)

  Nacogdoches                          -             613             3,521                       -             613
  Marketplace
  (Nacogdoches, TX)

  Bermuda Square S/C                   -           1,302             7,534                     496           1,302
  (Chester, VA)

  Candlers Station                     -           2,495            15,601                      75           2,495
  (Lynchburg, VA)

  Genito Crossing                      -             823             4,812                      15             823
  (Midlothian, VA)

  Lexington Commons                    -             882             4,548                     894             882
  (Lexington, VA)

  Tri-Rivers S/C (South                -             502             4,414                     186             502
  Boston, VA)


                               ------------------------------------------------------  ------------------------- ------------------
                                                     COL. E                                    COL. F                  COL. G
                               ------------------------------------------------------  ------------------------- -------------------
                                              Gross Amount at which
                                              Carried at close of
                                                    Period
                               ------------------------------------------------------
                                                 Buildings and             Total            Accumulated                Date of
                                                 Improvements                              Depreciation              Construction
                               ------------------------------------------------------  ------------------------- -------------------
Operating Property:
------------------
  Merchants Walk                                        799                    929              342                       1987
  (Sumter, SC)

  Millcreek Commons                                   3,114                  3,645              173                       1990
  (Antioch, TN)

  Overlook at Hamilton                               12,934                 14,529            2,339                       1992
  Place (Chattanooga,
  TN)

  Columbia Square                                     3,878                  4,551              657                       1993
  (Columbia, TN)

  Farragut Pointe                                     4,192                  4,923              771                       1991
  (Farragut, TN)

  Alexander Plaza                                       487                    511              101                       1983
  (Franklin, TN)

  Battlewood Shopping                                 3,908                  4,570              212                       1990
  Center (Franklin, TN)

  Northcreek Commons                                  4,546                  5,289              573                       1987
  (Goodlettsville, TN)

  Lowe's                                              7,649                 11,723              218                       1999
  (Hendersonville, TN)

  Country Bridge                                      4,487                  5,237              798                       1993
  (Memphis, TN)

  Memorial Village                                    5,894                  6,885              983                       1972
  (Murfreesboro, TN)

  Plaza South S/C                                     3,247                  3,770              247                       1990
  (Murfreesboro, TN)

  Towne Center                                       10,453                 13,469              353                       1998
  (Murfreesboro, TN)

  The Marketplace                                    23,040                 27,750              437                       1998
  (Nashville, TN)

  MacArthur Marketplace                              11,918                 18,358               97                       1999
  (Irving, TX)

  Nacogdoches                                         3,521                  4,134               56                       1999
  Marketplace
  (Nacogdoches, TX)

  Bermuda Square S/C                                  8,030                  9,332              560                       1977
  (Chester, VA)

  Candlers Station                                   15,676                 18,171              754                       1990
  (Lynchburg, VA)

  Genito Crossing                                     4,827                  5,650              347                       1985
  (Midlothian, VA)

  Lexington Commons                                   5,442                  6,324            1,237                       1989
  (Lexington, VA)

  Tri-Rivers S/C (South                               4,600                  5,102              378                       1998
  Boston, VA)


                                                 -----------------------  --------------------------
                                                         COL. H                     COL. I
                                                 -----------------------  --------------------------
                                                                            Life on depreciation in
                                                          Date             latest income statements
                                                        Acquired                 is computed
                                                 -----------------------  --------------------------
Operating Property:
------------------
  Merchants Walk
  (Sumter, SC)                                          1986               Building 31.5 years(1)
                                                                           Sign 20 years (2)
  Millcreek Commons
  (Antioch, TN)                                         1998               Building 31.5 years(1)

  Overlook at Hamilton
  Place (Chattanooga, TN)                               1994               Building 31.5 years(1)

  Columbia Square
  (Columbia, TN)                                        1994               Building 31.5 years(1)

  Farragut Pointe
  (Farragut, TN)                                        1994               Building 31.5 years(1)

  Alexander Plaza
  (Franklin, TN)                                        1983               Building 31.5 years(1)

  Battlewood Shopping
  Center (Franklin, TN)                                 1998               Building 31.5 years(1)

  Northcreek Commons
  (Goodlettsville, TN)                                  1995               Building 31.5 years(1)
                                                                           Sign 20 years(2)
  Lowe's
  (Hendersonville, TN)                                  1999               Building 31.5 years(1)

  Country Bridge
  (Memphis, TN)                                         1994               Building  31.5 years(1)
                                                                           Sign 20 years(2)
  Memorial Village
  (Murfreesboro, TN)                                    1994               Building 31.5 years(1)

  Plaza South S/C
  (Murfreesboro, TN)                                    1997               Building 31.5 years(1)

  Towne Center
  (Murfreesboro, TN)                                    1998               Building 31.5 years(1)

  The Marketplace
  (Nashville, TN)                                       1998               Building 31.5 years(1)

  MacArthur Marketplace
  (Irving, TX)                                          1999               Building 31.5 years(1)

  Nacogdoches Marketplace
  (Nacogdoches, TX)                                     1999               Building 31.5 years(1)

  Bermuda Square S/C
  (Chester, VA)                                         1997               Building 31.5 years(1)

  Candlers Station
  (Lynchburg, VA)                                       1998               Building 31.5 years(1)

  Genito Crossing
  (Midlothian, VA)                                      1997               Building 31.5 years(1)

  Lexington Commons
  (Lexington, VA)                                       1988               Building 31.5 years(1)
                                                                           Sign 20 years(2)
  Tri-Rivers S/C (South
  Boston, VA)                                           1997               Building 31.5 years(1)

            Schedule III - Real Estate and Accumulated Depreciation
                            JDN Realty Corporation
                               December 31, 1999
                                (In thousands)

-------------------------------------------------------------------------------------------------------------------
               COL. A                             COL. B                COL. C                  COL. D
-------------------------------------------------------------------------------------------------------------------
                                                                                            Cost Capitalized
                                                                                             Subsequent to
                                                                Initial Cost to Company       Acquisition
                                                               ----------------------------------------------------
                                                                         Buildings and
Description                                       Encumbrances    Land    Improvements        Improvements
-------------------------------------------------------------------------------------------------------------------
Operating Property:
-------------------
   Shoppers World (Brookfield, WI)                     -           1,989        12,025              16

   Brown Deer Center (Brown Deer, WI)                  -           1,790        10,230              82

   Market Place of Brown Deer (Brown Deer, WI)       4,819         1,641         9,437               3

   Point Loomis (Milwaukee, WI)                        -             912         5,331              80

   West Allis Center (Milwaukee WI)                    -           2,479        14,885             127

   Atlanta Headquarters                                -             495           -             6,118

   JDN Realty Corporation (Atlanta, GA)                -             362           -                17
                                                  ----------------------------------------------------
         Total Operating Property                  101,247       181,306       537,226         127,895

-----------------------------------------------------------------------------------------------------------------------------------
                                                                      COL. E                     COL. F                COL. G
-----------------------------------------------------------------------------------------------------------------------------------
                                               Gross Amount at which Carried at close of Period
                                             ---------------------------------------------------
                                                                  Buildings and                  Accumulated            Date of
Description                                            Lands       Improvements      Total       Depreciation         Construction
-----------------------------------------------------------------------------------------------------------------------------------
Operating Property:
-------------------
   Shoppers World (Brookfield, WI)                     1,989          12,041      14,030            696                 1967

   Brown Deer Center (Brown Deer, WI)                  1,790          10,312      12,102            596                 1967

   Market Place of Brown Deer (Brown D4,819WI)         1,641            9,440     11,081            549                 1989

   Point Loomis (Milwaukee, WI)                          912            5,411      6,323            312                 1962

   West Allis Center (Milwaukee WI)                    2,479           15,012     17,491            864                 1968

   Atlanta Headquarters                                  495            6,118      6,613            338                 1955

   JDN Realty Corporation (Atlanta, GA)                  362               17        379            -                   1999
                                                    ------------------------------------------------------------------------
         Total Operating Property                    180,460          665,121    845,581         71,551

--------------------------------------------------------------------------------------------------------------
                                                  COL. H                   COL. I
--------------------------------------------------------------------------------------------------------------
                                                                        Life on which depreciation in
                                          Date                           latest income statements is
Description                              Acquired                                 computed
--------------------------------------------------------------------------------------------------------------
Operating Property:
-------------------
   Shoppers World (Brookfield, WI)                  1998                   Building 31.5 years (1)

   Brown Deer Center (Brown Deer, WI)               1998                   Building 31.5 years (1)

   Market Place of Brown Deer (Brown D4,819WI)      1998                   Building 31.5 years (1)

   Point Loomis (Milwaukee, WI)                     1998                   Building 31.5 years (1)

   West Allis Center (Milwaukee WI)                 1998                   Building 31.5 years (1)

   Atlanta Headquarters                             1997                   Building 31.5 years (1)

   JDN Realty Corporation (Atlanta, GA)             1998                   Building 31.5 years (1)
                                                --------------------------------------------------------------
         Total Operating Property

Land under Ground Lease
                                  -----------------------------------------------------------------------------
   Charleston, South Carolina             -     362        -          -     362          -     362         -
                                  -----------------------------------------------------------------------------
    Total Land under Ground Lease         -     362        -          -     362          -     362         -
                                  -----------------------------------------------------------------------------

Undeveloped Land:
----------------                  -----------------------------------------------------------------------------
   Gadsden, Alabama                       -      55        -          -      55          -      55         -
   Brandon, Florida                           6,125        -          -   6,125          -   6,125         -
   Buford, Georgia                            1,347        -          -   1,347          -   1,347         -
   Cartersville, Georgia                         86        -          -      86          -      86         -
   Eastman, Georgia                       -      60        -          -      60          -      60         -
   Fayetteville, Georgia                  -     150        -          -     150          -     150         -
   Lafayette, Georgia                     -      84        -          -      84          -      84         -
   Macon, Georgia                         -     287        -          -     287          -     287         -
   Madison, Georgia                       -      22        -          -      22          -      22         -
   McDonough, Georgia                     -     770        -          -     770          -     770         -
   Warner Robins, Georgia                 -     235        -          -     235          -     235         -
   Lexington, Kentucky                    -   1,071        -          -   1,071          -   1,071         -
   Rockingham, North Carolina             -     300        -          -     300          -     300         -
   Wallace, North Carolina                -     251        -          -     251          -     251         -
   Wilmington, North Carolina             -     641        -          -     640          -     640         -
   Charleston, South Carolina             -     179        -          -     179          -     179         -
   Murfreesboro, Tennessee                -     357        -          -     357          -     357         -
   Lexington, Virginia                    -     164        -          -      74          -      74         -
   Lynchburg, Virginia                    -     250        -          -     250          -     250         -
                                  -----------------------------------------------------------------------------
                                          -  12,434        -          -  12,343          -  12,343         -
                                  -----------------------------------------------------------------------------

                                  -----------------------------------------------------------------------------
                         Subtotal   101,247 194,103  537,226    127,895 193,166    665,121 858,287    71,551
                                  -----------------------------------------------------------------------------

            Schedule III - Real Estate and Accumulated Depreciation
                            JDN Realty Corporation
                               December 31, 1999
                                (In thousands)

--------------------------------------------------------------------------------------------------------------------------------
COL. A                           COL. B            COL. C                        COL. D                     COL. E
--------------------------------------------------------------------------------------------------------------------------------
                                                                            Cost Capitalized
                                                                             Subsequent to      Gross Amount at which Carried at
                                                  Initial Cost to Company     Acquisition             close of Period
                                                  ------------------------------------------------------------------------------
                                                           Buildings and                                 Buildings and
Description                   Encumbrances        Land     Improvements       Improvements      Land      Improvements     Total
--------------------------------------------------------------------------------------------------------------------------------
Property under Development
--------------------------
                             ---------------------------------------------------------------------------------------------------
  Early Acquisition Cost                 -           -                 9                 -         -            9             9
  Nacogdoches, TX                        -         753              (201)                -       753         (201)          552
  Asheville/Patton, NC                   -           -                 -                 -         -            -             -
  Redevelop -- Topeka, KS                -           -                 -                 -         -            -             -
  Irving, TX                             -           -             5,235                 -         -        5,235         5,235
  Scottsboro, AL                         -         581              (581)                -       581         (581)            -
  Murfreesboro, TN                       -         924              (924)                -       924         (924)            -
  Greensboro North, NC                   -           -             6,507                 -         -        6,507         6,507
  Buford, GA                             -       1,162            (1,162)                -     1,162       (1,162)            -
  Macon, GA                              -       1,100            (1,100)                -     1,100       (1,100)            -
  Brandon Publix, FL                     -       2,603            (2,603)                -     2,603       (2,603)            -
  Nashville Charlotte, TN                -       3,261            (1,273)                -     3,261       (1,273)        1,988
  Redev- Milwaukee, WI                   -           -                 -                 -         -            -             -
  Columbus, GA                           -       2,015            (2,015)                -     2,015       (2,015)            -
  Beaver Valley II, PA                   -       2,678             4,397                 -     2,678        4,397         7,075
  Stone Mountain, GA                     -       5,951               (52)                -     5,951          (52)        5,899
  Milwaukee S. Gate, WI                  -           -                 -                 -         -            -             -
  Goodlettsville, TN                     -           -                 -                 -         -            -             -
  Hendersonville, TN                     -       3,355            (3,355)                -     3,355       (3,355)            -
  Greensboro Ph II, NC                   -       1,302               663                 -     1,302          663         1,965
  Tucker, GA                             -       1,754            (1,754)                -     1,754       (1,754)            -
  Lexington S. Farm, KY                  -           -             2,112                 -         -        2,112         2,112
  Battlewood, SC                         -           -                 -                 -         -            -             -
  Opelika, AL                            -       2,600            (2,600)                -     2,600       (2,600)            -
  University Hills, CO                   -           -                 -                 -         -            -             -
  Eastman, GA                            -           -               416                 -         -          416           416
  Lafayette, GA                          -           -                 -                 -         -            -             -
  Tupelo, MS                             -           -             3,775                 -         -        3,775         3,775
  Winston Salem, NC                      -         814              (814)                -       814         (814)            -
  Grandville, MI                         -           -            12,320                 -         -       12,320        12,320
  Warner Robbins, NC                     -           -               976                 -         -          976           976
  Rocky Mount, NC                        -           -             1,566                 -         -        1,566         1,566
  Lumberton, NC                          -           -               480                 -         -          480           480
  Franklin, TN                           -           -             4,850                 -         -        4,850         4,850
  Overland Park                          -           -            19,875                 -         -       19,875        19,875
  Oxford, MS                             -           -             1,824                 -         -        1,824         1,824
  Athens, GA                             -           -             2,610                 -         -        2,610         2,610
  Hick.Holl. Exch                        -           -               384                 -         -          384           384
  F'ville, GA                            -           -             6,399                 -         -        6,399         6,399
  Peachtree City, GA                     -           -             3,041                 -         -        3,041         3,041
  Davenport, IA                          -           -             4,758                 -         -        4,758         4,758
  Cummings, GA                           -           -             2,834                 -         -        2,834         2,834
  Cummings (Pike), GA                    -           -             2,143                 -         -        2,143         2,143
  Douglasville, GA                       -           -             4,445                 -         -        4,445         4,445
  Redev-Ft. Oglethorpe, GA               -           -                 -                 -         -            -             -
  Realty Prop. Dev.                      -           -               167                 -         -          167           167
  Redev-Chamblee, GA                     -           -               310                 -         -          310           310
  Redev-Cartersville, GA                 -           -                93                 -         -           93            93
                             ---------------------------------------------------------------------------------------------------
    Total Property under
             Development                 -      30,853            73,755                 -    30,853       73,755       104,609
                             ---------------------------------------------------------------------------------------------------
                             ---------------------------------------------------------------------------------------------------
                   Total          $101,247    $224,956          $610,981          $127,895  $224,019     $738,877      $962,896
                             ---------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
COL. A                                 COL. F           COL. G        COL. H      COL. I
--------------------------------------------------------------------------------------------------------------------------------

                                    Accumulated         Date of        Date       Life on which depreciation in latest income
Description                         Depreciation     Construction     Acquired          statements is computed
--------------------------------------------------------------------------------------------------------------------------------
Property under Development
--------------------------
                                   ---------------
  Early Acquisition Cost                       -
  Nacogdoches, TX                              -
  Asheville/Patton, NC                         -
  Redevelop -- Topeka, KS                      -
  Irving, TX                                   -
  Scottsboro, AL                               -
  Murfreesboro, TN                             -
  Greensboro North, NC                         -
  Buford, GA                                   -
  Macon, GA                                    -
  Brandon Publix, FL                           -
  Nashville Charlotte, TN                      -
  Redev- Milwaukee, WI                         -
  Columbus, GA                                 -
  Beaver Valley II, PA                         -
  Stone Mountain, GA                           -
  Milwaukee S. Gate, WI                        -
  Goodlettsville, TN                           -
  Hendersonville, TN                           -
  Greensboro Ph II, NC                         -
  Tucker, GA                                   -
  Lexington S. Farm, KY                        -
  Battlewood, SC                               -
  Opelika, AL                                  -
  University Hills, CO                         -
  Eastman, GA                                  -
  Lafayette, GA                                -
  Tupelo, MS                                   -
  Winston Salem, NC                            -
  Grandville, MI                               -
  Warner Robbins, NC                           -
  Rocky Mount, NC                              -
  Lumberton, NC                                -
  Franklin, TN                                 -
  Overland Park                                -
  Oxford, MS                                   -
  Athens, GA                                   -
  Hick.Holl. Exch                              -
  F'ville, GA                                  -
  Peachtree City, GA                           -
  Davenport, IA                                -
  Cummings, GA                                 -
  Cummings (Pike), GA                          -
  Douglasville, GA                             -
  Redev-Ft. Oglethorpe, GA                     -
  Realty Prop. Dev.                            -
  Redev-Chamblee, GA                           -
  Redev-Cartersville, GA                       -
                                     -------------
    Total Property under
             Development                       -
                                     -------------
                                     -------------
                   Total                 $71,551
                                     -------------

            Schedule III - Real Estate and Accumulated Depreciation
                            JDN Realty Corporation
                               December 31, 1999
                                (In thousands)


(1) Estimated useful life of building.
(2) Estimated useful life of sign.




                                                    Years Ended December 31,
                                                 1999         1998         1997
                                            -----------------------------------
Investment in Real Estate
    Balance at beginning of year            $ 844,041     $533,133     $331,927
    Additions/Improvements                    294,635      330,273      203,086
    Deductions                               (175,780)     (19,365)      (1,880)
                                            -----------------------------------
    Balance at end of year                  $ 962,896     $844,041     $533,133
                                            ===================================

Accumulated Depreciation
    Balance of beginning of year            $  56,093     $ 38,306     $ 27,973
    Additions charged to costs and expenses    21,932       19,010        9,932
    Other Additions                                 -            -          401
    Deductions                                 (6,474)      (1,223)           -
                                            -----------------------------------
    Balance at end of year                  $  71,551     $ 56,093     $ 38,306
                                            ===================================

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  JDN REALTY CORPORATION



Dated:  June 15, 2000                       By:       /s/ Craig Macnab
        -------------                          --------------------------
                                                      Craig Macnab
                                                      Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                                       Title                               Date
          ---------                                       -----                               ----
/s/ Craig Macnab                               Chief Executive Officer                       June 15, 2000
-------------------------------                and Director                                  -------------
Craig Macnab


/s/ Elizabeth L. Nichols                       President and Director                        June 15, 2000
-------------------------------                                                              -------------
Elizabeth L. Nichols


/s/ John D. Harris, Jr.                        Interim Chief Financial Officer               June 15, 2000
-------------------------------                Vice President and Controller                 -------------
John D. Harris, Jr.


 /s/ Haywood D. Cochrane, Jr.                  Director                                      June 15, 2000
-------------------------------                                                              -------------
Haywood D. Cochrane, Jr.


 /s/ William B. Greene                         Director                                      June 15, 2000
-------------------------------                                                              -------------
William B. Greene


/s/ William G. Byrnes                          Director                                      June 15, 2000
-------------------------------                                                              -------------
William G. Byrnes


/s/ Philip G. Satre                            Director                                      June 15, 2000
-------------------------------                                                              -------------
Philip G. Satre

                                 EXHIBIT INDEX

   (3) Exhibits

Exhibit Number     Description
--------------     -----------
      3.1          Articles of Restatement of JDN Realty Corporation (1)
      3.2          Articles of Merger of JDN Enterprises, Inc. with and into the Company (2)
      3.3          Amended and Restated Bylaws of the Company
      4.1          Specimen Common Stock Certificate (3)
      4.2          Form of the Company's 9 3/8% Series A Cumulative Redeemable Preferred Stock Certificate (14)
      4.3          Form of 6.918% Mandatory Par Put Remarketed Securities(SM) ("MOPPRS(SM)") due March 31, 2013 (15)
      4.4          Form of 6.80% Global Note due August 1, 2004 (8)
      4.5          Form of 6.95% Global Note due August 1, 2007 (8)
      10.1         JDN Realty Corporation 1993 Incentive Stock Plan, as amended
      10.2         JDN Realty Corporation 1993 Non-Employee Director Stock Option Plan, as amended
      10.3         JDN Realty Corporation Long-Term Incentive Plan
      10.4         Indemnification Agreement by and between J. Donald Nichols and JDN Realty Corporation, dated
                   February 23, 1994 (2)
      10.5         Indemnification Agreement by and between Elizabeth L. Nichols and JDN Realty Corporation, dated
                   February 23, 1994 (2)
      10.6         Indemnification Agreement by and between William J. Kerley and JDN Realty Corporation, dated
                   February 23, 1994 (2)
      10.7         $200,000,000 Amended and Restated Credit Agreement dated as of September 3, 1998, among JDN
                   Realty Corporation and Wachovia bank, N.A., as Agent (4)
      10.8         First Amendment dated as of June 11, 1999 to the 200,000,000 Amended and Restated Credit Agreement
                   dated as of September 2, 1998 among JDN Realty Corporation, the Banks listed therein and
                   Wachovia Bank, N.A., as Agent (5)
      10.9         Agreement for Continued Funding dated March 2, 2000, but effective as of February 14, 2000, by and among JDN Realty Corporation, JDN Development Company, Inc., the Banks parties thereto and Wachovia Bank, N.A., as Agent (13)
      10.10        $175,000,000 Second Amended and Restated Credit Agreement dated as of May 19, 2000, among JDN
                   Realty Corporation, the Banks listed therein and Wachovia Bank, N.A., as Agent (16)
      10.11        $100,000,000 Term Loan Credit Agreement dated as of February 17, 1999 among JDN Realty Corporation,
                   Wachovia Bank, N.A., as Agent and PNC, National Association, as Documentation Agent (6)
      10.12        First Amendment dated as of June 11, 1999 to the $100,000,000 Term Loan Credit Agreement dated as of February 17, 1999 among JDN Realty Corporation, the Banks listed therein, Wachovia Bank, N.A., as Agent and PNC Bank, National association as the Documentation Agent (7)
      10.13        Interim Agreement dated as of March 2, 2000, but effective as of February 14, 2000, by and among JDN Realty Corporation, JDN Development Company, Inc., the Banks parties thereto and Wachovia
                   Bank, N.A., as Agent
      10.14        $100,000,000 Amended and Restated Term Loan Credit Agreement dated as of May 19, 2000, among JDN
                   Realty Corporation, the Banks listed therein,

                   Wachovia Bank, N.A., as Agent and PNC Bank, National Association, as Documentation Agent (16)
      10.15        Indenture, dated as of July 15, 1997, by JDN Realty Corporation to First Union National Bank
                   as Trustee (8)
      10.16        First Supplemental Indenture, dated as of July 31, 1997, by JDN Realty Corporation to First
                   Union National Bank, as Trustee (8)
      10.17        Second Supplemental Indenture, dated as of February 5, 1998, by JDN Realty Corporation to First
                   Union National Bank, as Trustee (9)
      10.18        First Amendment to Second Supplemental Indenture, dated as of March 31, 1998, by JDN Realty
                   Corporation to First Union National Bank, as Trustee (15)
      10.19        JDN Realty Corporation Dividend Reinvestment and Stock Purchase Plan (10)
      10.20        JDN Realty Corporation 1995 Employee Stock Purchase Plan
      10.21        Employment agreement by and between J. Donald Nichols and JDN Realty Corporation, dated as of
                   December 1, 1996 (11)
      10.22        Letter Agreement dated May 19, 2000 between JDN Realty Corporation, JDN Development Company, Inc.
                   and J. Donald Nichols regarding termination of Employment Agreement by and between J. Donald Nichols and JDN Realty Corporation dated as of December 11, 1996
      10.23        Employment Agreement by and between Elizabeth L. Nichols and JDN Realty Corporation, dated as of
                   December 1, 1996 (11)
      10.24        Employment Agreement by and between William J. Kerley and JDN Realty Corporation, dated as of
                   December 1, 1996 (11)
      10.25        Letter Agreement dated April 15, 2000 between JDN Realty Corporation, JDN Development
                   Company, Inc. and William J. Kerley regarding termination of Employment Agreement by and between
                   William J. Kerley and JDN Realty Corporation dated as of December 1, 1996
      10.26        Employment Agreement by and between John D. Harris, Jr. and JDN Realty Corporation dated as of
                   May 1, 1997 (12)
      10.27        Employment Agreement by and between Leilani L. Jones and JDN Realty Corporation, dated as of
                   May 1, 1997 (12)
      10.28        Employment Agreement by and between David L. Henzlik and JDN Realty Corporation, dated as of
                   December 1, 1996 (11)
      10.29        Employment Agreement by and between W. Fred Williams, Jr. and JDN Development Company, Inc. dated as of March 8, 2000 and related Performance Share Agreement dated as of March 7, 2000
      10.30        Tenant Estoppel and Release dated as of May 23, 2000 by and between JDN Development Company, Inc.
                   and JDN Realty Corporation and their Affiliates, Wal-Mart Stores, Inc. and Wal-Mart Real Estate
                   Business Trust and Lowe's Companies, Inc. and Lowe's Home Centers, Inc.(16)
      10.31        Separation and Partial Settlement Agreement dated as of June 14, 2000 by and between JDN Realty Corporation and
                   JDN Development Company, Inc. and their Affiliates, ALA Associates, Inc. and Jeb L. Hughes and C. Sheldon
                   Whittelsey, IV
      12           Ratio of Earnings to Fixed Charges
      21           Subsidiaries of the Registrant
      27           Financial Data Schedule
      99.1         Federal Income Tax and ERISA Considerations

(1) Filed as an exhibit to the Company's filing on Form 8-K dated November 7, 1996, previously filed pursuant to the Securities Exchange Act of 1934, and hereby incorporated by reference.

(2) Filed as an exhibit to the Company's Registration Statement on Form S-11 (No. 33-73710) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
(3) Filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-22339) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
(4) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference
(5) Filed as an exhibit to the Company's annual report on Form 10-Q for the quarter ended June 30, 1999, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
(6) Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
(7) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1999, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
(8) Filed as an exhibit to the Company's filing on Form 8-K dated August 1, 1997 previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
(9) Filed as an exhibit to the Company's filing on Form 8-K dated February 13, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
(10) Filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 33-90868) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
(11) Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1996, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
(12) Filed as an exhibit to the Company's filing on Form 10-K for the year ended December 31, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
(13) Filed as an exhibit to the Company's filing on Form 8-K dated March 7, 2000, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
(14) Filed as an exhibit to the Company's filing on Form 8-A dated September 17, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
(15) Filed as an exhibit to the Company's filing on Form 8-K dated April 1, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
(16) Filed as an exhibit to the Company's filing on Form 8-K dated May 23, 2000, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

                                  Item 14(c)
                                  ----------

                                   EXHIBITS
                                   --------