Form 10-Q
period 2000-03-31
JDN REALTY CORP
filed 2000-07-24
CIK 916836

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________.

Commission file number   001-12844
                      ----------------

                            JDN REALTY CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Maryland                                       58-1468053
-------------------------------            -------------------------------------
(State or other Jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

         359 East Paces Ferry Road, NE, Suite 400, Atlanta, GA  30305
--------------------------------------------------------------------------------
              (Address of principal executive offices - zip code)

                                (404) 262-3252
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
--------------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                          changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes________  No   X
               ---------

     As of June 30, 2000, 32,568,417 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

FORWARD-LOOKING STATEMENTS IN FORM 10-Q
     Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used, statements which are not historical in nature including the words "anticipate," "estimate," "should," "expect," "believe," "intend" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, for example, statements regarding JDN Realty Corporation's liquidity, the availability of capital resources, capital expenditures, continuing relationships with tenants and vendors, and litigation. Forward-looking statements are, by their nature, subject to known and unknown risks and uncertainties. Among the factors that could cause actual results to differ materially from those anticipated are the following: management changes described in JDN Realty Corporation's Annual Report on Form 10-K for the year ended December 31, 1999; any additional future management changes; a decrease in the number of development assignments from Wal-Mart and Lowe's; the ability to attract and retain key employees; the impact of restated financial statements included in this report and in JDN Realty Corporation's Annual Report on Form 10-K for the year ended December 31, 1999; any future default under any of JDN Realty Corporation's or JDN Development Company, Inc.'s bank credit facilities and the impact of special terms and conditions of such facilities, including the reduced availability and increased interest costs thereunder; business conditions and the general economy, especially as they affect interest rates and value-oriented retailers; the federal, state and local regulatory environment; the ability to refinance maturing debt obligations on acceptable terms; the availability of debt and equity capital with acceptable terms and conditions including, without limitation, the availability of bank credit to fund development activities; the ability to sell operating shopping center properties and parcels of land on schedule and upon economically favorable terms; the availability of partners for joint venture projects and the ability to negotiate favorable joint venture terms; the availability of new development opportunities; changes in the financial condition or corporate strategy of or business relations with primary retail tenants, in particular those of Wal-Mart and Lowe's; the outcome and costs of pending litigation and investigations noted in this report; the ability to fund, complete and lease existing development and redevelopment projects on schedule and within budget; tax legislation affecting the development business of JDN Realty Corporation and JDN Development Company, Inc.; and the ability of JDN Realty Corporation to maintain its qualification as a REIT. Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are detailed from time to time in press releases and reports filed by JDN Realty Corporation with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K. For example, see "Risk Factors" under Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART I
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                                                                     Page No.
                                                                                     --------
Condensed Consolidated Balance Sheets - March 31, 2000 and December 31, 1999             3

Condensed Consolidated Statements of Income - Three Months Ended March 31, 2000
 and 1999                                                                                4

Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31,
2000 and 1999                                                                            5

Notes to Condensed Consolidated Financial Statements                                     6

                            JDN REALTY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,        December 31,
                                                                                   2000                1999
                                                                              --------------      ---------------
                                                                               (Unaudited)
                                                                                        (In thousands)
ASSETS
    Shopping center properties held for use in operations, at cost:
       Land                                                                   $      184,288      $       189,506
       Buildings and improvements                                                    567,415              644,089
                                                                              --------------      ---------------
                                                                                     751,703              833,595
       Less: accumulated depreciation and amortization                               (66,018)             (69,321)
                                                                              --------------      ----------------
          Shopping center properties held for use in operations, net                 685,685              764,274
    Shopping center properties under development                                     111,074              104,609
    Shopping center properties held for sale                                         105,310               22,463
                                                                              --------------      ---------------
           Total shopping center properties                                          902,069              891,346
    Cash and cash equivalents                                                              -                2,076
    Proceeds receivable from deferred exchange                                         2,024               40,476
    Rents receivable                                                                  12,331               10,272
    Investments in and advances to unconsolidated entities                           175,926              154,438
    Deferred costs, net of amortization                                                5,027                5,099
    Other assets                                                                      13,817               13,088
                                                                              --------------      ---------------
                                                                              $    1,111,194      $     1,116,795
                                                                              ==============      ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
    Liabilities
       Unsecured notes payable                                                $      234,651      $       234,635
       Lines of credit and term loan                                                 240,220              235,000
       Mortgage notes payable                                                        100,254              101,247
       Accounts payable and accrued expenses                                          15,636               16,328
       Other liabilities                                                               8,205                9,500
                                                                              --------------      ---------------
          Total liabilities                                                          598,966              596,710

    Third party investors' interest                                                    3,505                4,256

    Shareholders' Equity
       Preferred stock, par value $.01 per share -
          authorized 20,000,000 shares: 9 3/8% Series A
          Cumulative Redeemable Preferred Stock,
          liquidation preference $25 per share, issued and
          outstanding 2,000,000 shares in 2000 and 1999,
          respectively                                                                    20                   20
       Common stock, par value $.01 per share -
          authorized 150,000,000 shares, issued and
          outstanding 32,963,660 and 33,401,468 shares
          in 2000 and 1999, respectively                                                 330                  334
       Paid-in capital                                                               511,402              518,504
       Accumulated deficit                                                            (3,029)              (3,029)
                                                                              --------------      ---------------
                                                                                     508,723              515,829
                                                                              --------------      ---------------
                                                                              $    1,111,194      $     1,116,795
                                                                              ==============      ===============

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                            Three Months Ended March 31,
                                                                               2000                  1999
                                                                          ----------------      ----------------
                                                                                                  (restated)
                                                                                     (In thousands)
Revenues:
    Minimum and percentage rents                                          $        23,062       $        22,468
    Recoveries from tenants                                                         3,094                 3,212
    Other revenue                                                                       -                    10
                                                                          ---------------       ---------------
       Total revenues                                                              26,156                25,690

Operating expenses:
    Operating and maintenance                                                       2,206                 2,156
    Real estate taxes                                                               1,541                 1,637
    General and administrative                                                      2,092                 2,167
    Corporate investigation costs                                                   1,490                     -
    Impairment losses on shopping centers held for sale                             1,289                     -
    Depreciation and amortization                                                   5,403                 5,279
                                                                          ---------------       ---------------
       Total operating expenses                                                    14,021                11,239
                                                                          ---------------       ---------------
    Income from operations                                                         12,135                14,451

Other income (expense):
    Interest expense, net                                                          (5,742)               (3,977)
    Other income, net                                                                 257                   420
    Equity in net income of unconsolidated entities                                   667                 1,088
                                                                          ---------------       ---------------

Income before minority interest in net income of consolidated
    subsidiary and net gain on real estate sales                                    7,317                11,982
Minority interest in net income of consolidated subsidiaries                          (96)                  (50)
                                                                          ---------------       ---------------
Income before net gain on real estate sales                                         7,221                11,932
Net gain on real estate sales                                                       6,838                     -
                                                                          ---------------       ---------------
Net income                                                                         14,059                11,932
Dividends to preferred shareholders                                                (1,172)               (1,172)
                                                                          ---------------       ---------------
Net income attributable to common shareholders                            $        12,887       $        10,760
                                                                          ===============       ===============
Net income per common share:
    Basic                                                                 $          0.40       $          0.33
                                                                          ===============       ===============
    Diluted                                                               $          0.40       $          0.32
                                                                          ===============       ===============

Dividends per common share                                                $         0.395       $         0.360
                                                                          ===============       ===============

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                      Three Months Ended March 31,
                                                                                      2000                      1999
                                                                              ---------------------      ------------------
                                                                                             (In thousands)
Net cash provided by operating activities                                     $              12,247      $           11,158

Cash flows from investing activities:
    Development of shopping center properties                                               (42,892)                (35,386)
    Improvements to shopping center properties                                                 (103)                   (277)
    Investments in and advances to unconsolidated entities                                  (21,573)                (20,948)
    Proceeds from real estate sales                                                          29,168                       -
    Other                                                                                        58                   1,049
                                                                              ---------------------      ------------------
Net cash used in investing activities                                                       (35,342)                (55,562)

Cash flows from financing activities:
    Proceeds from unsecured lines of credit                                                  83,216                 353,540
    Proceeds from mortgages and notes payable                                                     -                  26,454
    Principal payments on unsecured lines of credit                                         (77,996)               (332,157)
    Principal payments on mortgages and notes payable                                          (663)                   (195)
    Proceeds from issuance of common shares, net of
       underwriting commissions and offering expenses                                             -                  11,055
    Repurchases of common stock                                                              (6,843)                      -
    Distributions paid to preferred shareholders                                             (1,172)                 (1,172)
    Distributions paid to common shareholders                                               (13,025)                (11,963)
    Proceeds from deferred exchange of properties                                            38,452                       -
    Other                                                                                      (950)                 (1,158)
                                                                              ---------------------      ------------------
Net cash provided by financing activities                                                    21,019                  44,404
                                                                              ---------------------      ------------------
Increase in cash and cash equivalents                                                        (2,076)                      -
Cash and cash equivalents, beginning of period                                                2,076                       -
                                                                              ---------------------      ------------------
Cash and cash equivalents, end of period                                      $                   -      $                -
                                                                              =====================      ==================

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                                March 31, 2000


1.   THE COMPANY

     JDN Realty Corporation (the "Company") is a real estate company which specializes in the development and asset management of retail shopping centers anchored by value-oriented, necessity item retailers. As of March 31, 2000, the Company's operating shopping centers and development projects are located in 20 states. The Company has elected to be taxed as a real estate investment trust ("REIT").

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

4.   SPECIAL COMMITTEE INVESTIGATION

     In February 2000, the Company announced that it had discovered undisclosed compensation arrangements with two executive officers of JDN Development Company, Inc. ("JDN Development"), additional unauthorized benefits to these same two executive officers, and undisclosed related party transactions involving these two officers and the former chairman and Chief Executive Officer of the Company, J. Donald Nichols. In most of the transactions, the compensation or benefits were paid or otherwise transferred to ALA Associates, Inc. ("ALA"), an entity owned by Jeb L. Hughes, former Senior Vice President of JDN Development and C. Sheldon Whittelsey, IV, former Vice President of the Company and JDN Development. As a result of this discovery, a special committee of the Board of

Directors (the "Special Committee") was formed to, among other things, conduct an inquiry into these matters.

     The undisclosed compensation arrangements and unauthorized benefits described below were not recorded or disclosed in the Company's or JDN Development's accounting records and previously issued financial statements as of and for the years ended December 31, 1994 through 1998. As a result, the Company has restated its financial statements for the years ended December 31, 1994 through 1998. In addition, the Company has restated its quarterly results for each quarter in 1998 and for the first three quarters of 1999. The restatements reflect additional expenses in the Company or JDN Development at the time of the compensation or unauthorized benefit. These amounts also changed the gains or losses on subsequent sales at the projects involved; such changes are included in the restated financial statements.

     A summary of the findings of the Special Committee, which has concluded its investigation, is included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     As a result of the above investigation, Mr. Nichols, Mr. Hughes, Mr. Whittelsey and the Company's Chief Financial Officer resigned in 2000. Amounts related to the severance arrangements of these four individuals, which include recovery of a portion of the amounts related to the unauthorized benefits discussed above, will be recognized in the second quarter of 2000. During the first quarter of 2000, the Company and JDN Development recorded the forfeiture of unvested restricted stock of Mr. Hughes and Mr. Whittelsey effective on their termination dates.
     The costs of the investigation are being expensed as incurred.
     See Note 5 for discussion of the related impact to the Company's credit agreements.
     The following is a reconciliation of net income previously reported to restated net income.


                                                              Three months ended
                                                                March 31, 1999
                                                           -------------------------
                                                                 (In thousands)
     Net income as previously reported                         $         12,151
     Adjustment to equity in net income of:
       JDN Development Company, Inc.                                        (59)
       Other                                                               (160)
                                                               ----------------
     Net income - restated                                               11,932
     Dividends to preferred shareholders                                 (1,172)
                                                               ----------------
     Net income attributable to common
       shareholders - restated                                 $         10,760
                                                               ================

     Income per share - basic
     Income before extrordinary items (net of
       preferred dividend) as previously reported              $           0.33
     Effect of restated net income                                         0.00
                                                               ----------------
     Net income attributable to common
       shareholders - restated                                 $           0.33
                                                               ================

     Income per share - diluted
     Income before extrordinary items (net of
       preferred dividend) as previously reported              $           0.33
     Effect of restated net income                                        (0.01)
                                                               ----------------
     Net income attributable to common
       shareholders - restated                                 $           0.32
                                                               ================

                                             7

5.   CREDIT AGREEMENTS

     As a result of the unrecorded and undisclosed transactions discussed in
Note 4 above, it was determined that the Company had breached certain non-financial and non-operating covenants contained in its $200.0 million unsecured line of credit (the "Revolving Line of Credit") and $100.0 million term loan (the "Term Loan") (collectively the "Credit Agreements"). On March 2, 2000, the Company entered into a Continued Funding Agreement and an Interim Agreement with the bank groups which suspended the breach of these covenants and permitted the Company to access credit on an unsecured basis under the Revolving Line of Credit from February 14, 2000 until these agreements expired on April 14, 2000. The Company's $20.0 million swing line of credit was terminated effective April 14, 2000. The Company incurred $531,000 in fees related to the Continued Funding Agreement and the Interim Agreement and recorded them as deferred loan costs. During the first quarter of 2000, the Company amortized $265,500 of these fees into interest incurred and the remainder will be amortized in the second quarter of 2000.

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

     The Secured Credit Agreements provide that the loans thereunder will be secured by first priority security interests in the Borrowing Base Properties, as defined in the Secured Credit Agreements. The Borrowing Base Properties consist of 50 properties with a book value before accumulated depreciation of approximately $446.3 million at March 31, 2000. Generally, each Borrowing
Base Property must maintain occupancy and leasing percentages of 80% or higher and in the aggregate 60% of the value of the Borrowing Base Properties (based upon a 10% capitalization rate on annualized Net Operating Income, as defined) must be equal to or exceed the Commitments, as defined in the Secured Credit Agreements.

     The Company has agreed in the Secured Credit Agreements not to purchase or finance the purchase of its common or preferred equity securities (except, in the case of its common stock, as may be required to fund employee benefit plans in the ordinary course of business or to satisfy the requirements of stock option plans) or debt securities, or to make any voluntary prepayment of such debt securities other than with proceeds of the sale of shopping center properties not included in the Borrowing Base Properties. In addition, the Secured Credit Agreements restrict the amount of distributions to shareholders to 100% of REIT taxable income, as defined in the Code, for the year ended December 31, 2000 and to 95% of REIT taxable income for the year ended December 31, 2001. The Company paid the banks up-front fees of $1.8 million in connection with the Secured Credit Agreements. These fees will be recorded as deferred financing costs in the second quarter of 2000 with the related amortization recorded as an adjustment to interest incurred over the life of the Secured Credit Facilities. In addition, in the second quarter of 2000, the Company will write off unamortized deferred financing costs related to the Credit Agreements as a result of the modifications.


6.   SHOPPING CENTER DISPOSITIONS

     During the first quarter of 2000, the Company sold the following shopping center properties:

                                       Disposition         Company GLA
Location                                  Date            (square feet)               Sales Price
--------------------------------------------------------------------------------------------------
Cordele, Georgia (1)                     1/19/00             149,704                 $  9,653,075
Gallipolis, Ohio (1)                     1/19/00             179,958                   13,128,872
Wallace, North Carolina                  2/10/00             118,993                    4,230,000
Cheraw, South Carolina                   2/10/00              45,100                    2,520,000
                                                          ----------                 ------------
                                                             493,755                 $ 29,531,947
                                                          ==========                 ============

(1) Sale of only the Wal-Mart at this location.


7.   CONTINGENCIES

     Since the Company's announcement of the undisclosed compensation arrangements and unauthorized transactions described in Note 4, a number of class action lawsuits have been filed against the Company. One or more of these suits also names as defendants JDN Development and certain current and former officers and directors of JDN Development and/or the Company.
     The class actions filed in federal court allege violations of the federal securities laws and allege, that by failing to report the undisclosed compensation, unauthorized benefits and related party transactions to the public in the Company's financial statements, public filings, and otherwise, the defendants made or participated in making material misstatements or omissions which caused the plaintiffs to purchase the Company's stock at an artificially inflated price. The plaintiffs seek compensatory damages of an indeterminate amount, interest, attorneys' fees, experts' fees and other costs and disbursements. The federal class actions are pending in the United States District Court for the Northern District of Georgia and are expected to be consolidated.
     A class action lawsuit has also been filed by the Company's shareholders against the Company, JDN Development, and four former officers and directors of these companies in the Superior Court of Fulton County, Georgia. The complaint contains substantially the same factual allegations asserted in the federal class actions, but purports to seek relief under state law. The complaint contains claims of common law fraud, conversion and purported violations of Georgia's Racketeer Influenced and Corrupt Organizations Act. In the state court class action, the plaintiffs seek compensatory and punitive damages, attorneys' fees and expenses, interest and equitable relief.
     The Company believes that it has meritorious defenses to the claims brought in the federal and state class action lawsuits, but there can be no assurance that such defenses will be successful or that the lawsuits will not have a material adverse effect on the Company's financial position, results of operations and cash flows. In addition, the timing of the final resolution of these proceedings is uncertain.
     The Company may also be subject to regulatory proceedings initiated by the Securities and Exchange Commission (the "SEC") or other regulatory agencies. The SEC has contacted the Company and has requested the voluntary production of certain documents and other information regarding the compensation arrangements, unauthorized benefits and related party transactions discussed in Note 4 and the Company is cooperating with the SEC in responding to this request. Regulatory agencies and self-regulatory organizations such as the SEC, the New York Stock Exchange, the Internal Revenue Service and state tax authorities may seek to impose fines, penalties or other remedies against the Company. The imposition of any such fines, penalties or other remedies could have a material adverse impact on the Company.

     In an unrelated lawsuit, on February 2, 2000, Dogwood Drive L.L.C., ("Dogwood") filed suit against the Company and WHF, Inc. ("WHF"), a wholly-owned subsidiary of JDN Development, which, until April 1999, owned a 72% interest in Dogwood and served as the operating member of the entity. The suit was filed in the Superior Court of Gwinnett County, Georgia. The complaint asserts, among other things, breach of fiduciary duty against WHF and improper receipt of funds by the Company. The Company believes that it and WHF have meritorious defenses to the claims and intends to vigorously defend the suit.

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

     The Company is from time to time a party to other legal proceedings which arise in the ordinary course of its business. The Company is not currently involved in any litigation in addition to the lawsuits described above the outcome of which would, in management's judgement based on information currently available, have a material adverse effect on the results of operations or financial condition of the Company, nor is management aware of any such litigation threatened against the Company.

8.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                  Three months ended March 31,
                                                    2000                  1999
-----------------------------------------------------------------------------------
                                                                      (restated)
Numerator:
   Net income                                   $     14,059            $ 11,932
   Dividends to preferred shareholders                (1,172)             (1,172)
                                                ------------            --------
   Net income attributable to
    common shareholders                         $     12,887            $ 10,760
                                                ============            ========
Denominator:
   Weighted-average shares outstanding                32,970              33,157
   Unvested restricted stock outstanding                (619)               (102)
                                                ------------            --------
   Denominator for basic earnings
    per share                                         32,351              33,055
   Dilutive effect of stock options and
    unvested restricted stock                             31                 488
                                                ------------            --------
   Denominator for diluted earnings
    per share                                         32,382              33,543
                                                ============            ========
Net income per common share:
   Basic                                        $       0.40            $   0.33
                                                ============            ========
   Diluted                                      $       0.40            $   0.32
                                                ============            ========

     Of total options outstanding, options to purchase 2,807,470 and 93,000 shares of common stock for the three months ended March 31, 2000 and 1999, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were higher than the average market price of the common shares. Therefore, the effect of these options on earnings per share would be antidilutive.
     The Company is the general partner in a limited partnership that issued limited partnership units initially valued at $3.0 million in a limited partnership formed to own and operate a shopping center in Milwaukee, Wisconsin. Subject to certain conditions, the limited partnership units are exchangeable for cash or 139,535 shares of the Company's common stock. As of March 31, 2000, none of the limited partnership units have been exchanged for shares. Using the "if-converted" method, the effect of these units is antidilutive; therefore, they have been excluded from the computation of earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     JDN Realty Corporation is a real estate company which specializes in the development and asset management of retail shopping centers anchored by value-oriented, necessity item retailers. When referred to herein, the term "Company" represents JDN Realty Corporation and its wholly owned or majority-owned subsidiaries. As of March 31, 2000, the Company and JDN Development Company, Inc. ("JDN Development") owned and operated, either directly or indirectly through affiliated entities, 114 shopping center properties containing approximately 12.8 million square feet of gross leasable area ("Company GLA") located in 17 states, with the highest concentrations in Georgia, North Carolina, and Tennessee. The principal tenants of the Company's and JDN Development's properties include Wal-Mart, Lowe's, and Kroger. As of March 31, 2000, no single property accounted for 10% or more of the combined total assets or total revenues of the Company and JDN Development. As of March 31, 2000, the Company and JDN Development, either directly or indirectly through affiliated entities or joint ventures, had 33 projects under construction. The Company was incorporated under Maryland law in 1993 and has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes.

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

     As of March 31, 2000, the Company had invested $4.0 million in JDN Development in the form of equity capital, $96.4 million in the form of secured notes receivable and $27.5 million in the form of unsecured advances. As of March 31, 2000, the Company guaranteed all or portions of two loans of JDN Development in the aggregate amount of approximately $16.2 million. The loans were secured by property owned by JDN Development and are due in 2000. In June 2000, JDN Development satisfied one of these loans in full and reduced the balance on the remaining loan to $3.5 million.

Results of Operations

Comparison of the Three Months Ended March 31, 2000 to the Three Months Ended March 31, 1999

     During 2000 and 1999, the Company began operations at 31 properties which it developed totaling 2.6 million square feet (the "Development Properties"). During 2000 and 1999, the Company disposed of nine properties totaling 1.7 million square feet (the "Disposition Properties"). As indicated below, the Company's results of operations were affected by the Development Properties and the Disposition Properties.

     Minimum and percentage rents increased $594,000 or 2.6% to $23.1 million for the three months ended March 31, 2000 from $22.5 million for the same period in 1999. Minimum and percentage rents increased by $3.7 million as a result of the Development Properties. This increase is offset by a $3.0 million decrease related to the Disposition Properties. The remaining decrease relates to a decrease in minimum and percentage rents at existing properties.

     Recoveries from tenants decreased $118,000 or 3.7% to $3.1 million for the three months ended March 31, 2000 from $3.2 million for the same period in 1999. Recoveries from tenants increased by $190,000 as a result of the Development Properties. This increase is offset by a $280,000 decrease related to the Disposition Properties. The remaining decrease relates to net decreases in recoveries from tenants at existing properties caused by net decreases in recoverable expenses.

     Other revenue decreased to a minimal dollar amount for the three months ended March 31, 2000 from $10,000 for the same period in 1999. The decrease is the result of the Company eliminating its third-party management and leasing activities.

     Operating and maintenance expenses increased $50,000 or 2.3% to $2.2 million for the three months ended March 31, 2000 from $2.2 million for the same period in 1999. Operating and maintenance expense increased by $200,000 as a result of the Development Properties. This increase is offset by a $128,000 decrease related to the Disposition Properties. The remaining increases are a result of increased operating and maintenance expenses at existing properties.

     Real estate taxes decreased $96,000 or 5.8% to $1.5 million for the three months ended March 31, 2000 from $1.6 million for the same period in 1999. Real estate taxes increased by $64,000 as a result of the Development Properties. This increase is offset by a $166,000 decrease related to the Disposition Properties.

     General and administrative expenses decreased $75,000 or 3.4% for the three months ended March 31, 2000 over the same period in 1999. General and administrative expenses as a percent of minimum and percentage rents decreased to 9.1% for the three months ended March 31, 2000 from 9.6% for the same period in 1999. The decrease in general and administrative expenses as a percentage of minimum and percentage rents is a result of certain cost containing programs initiated at the Company.

     Corporate investigation costs incurred during the three months ended March 31, 2000 of $1.5 million represent the accounting and legal costs incurred by the Company as a result of the Special Committee investigation. For more information regarding the investigation by the Special Committee, see Note 4 in
Item 1 of this report.

     Impairment losses on shopping centers held for sale for the three months ended March 31, 2000 of $1.3 million represent charges to record shopping centers held for sale to their estimated fair value less costs to sell.

     Depreciation and amortization expense increased $124,000 or 2.4% to $5.4 million for the three months ended March 31, 2000 from $5.3 million for the same period in 1999. Depreciation and amortization increased by $738,000 as a result of the Development Properties. This increase is offset by a $750,000 decrease related to the Disposition Properties. The remaining increase primarily relates to the depreciation of furniture and fixtures at the Company's corporate offices.

     Interest expense, net of capitalized amounts, increased $1.8 million or 44.3% to $5.7 million for the three months ended March 31, 2000 from $4.0 million for the same period in 1999. This increase results from an increase in average debt balances between 2000 and 1999, an increase in interest rates on the Company's lines of credit and term loan and an increase in amortization of deferred loan costs (see Note 5 in Item 1 of this report).

     Other income, net decreased $163,000 or 38.8% to $257,000 for the three months ended March 31, 2000 from $420,000 for the same period in 1999. This decrease results primarily from an increase in franchise taxes incurred in 2000.

     Equity in net income of unconsolidated entities decreased $421,000 or 38.7% to $667,000 for the three months ended March 31, 2000 from $1.1 million for the same period in 1999. This decrease results primarily from a decrease in net gains on land sales by JDN Development Company.

     Minority interest in net income of consolidated subsidiary increased $46,000 or 90.6% to $96,000 for the three months ended March 31, 2000 from $50,000 for the same period in 1999. This increase results from an increase in net income allocated to the third-party investors in a consolidated limited partnership.

     Net gain on real estate sales for the three months ended March 31, 2000 of $6.8 million represents a gain on the sale of the following four shopping center properties: one located in each of Cordele, Georgia; Wallace, North Carolina; Gallipolis, Ohio; and Cheraw, South Carolina.

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

     . The Company, JDN Development and the Major Anchor Tenants reaffirmed all previously consummated real estate sales transactions without modification, restatement or adjustment; and

     . The Company and JDN Development agreed to pay the Major Anchor Tenants an aggregate of $10.0 million, $5.0 million to each of the Major Anchor Tenants.

     As an inducement to enter into the Settlement Agreement, JDN Development agreed to pay an additional $350,000 to Lowe's. As a further inducement to enter into the Settlement Agreement, the Company and JDN Development agreed to reduce the aggregate selling price by $2.75 million of three Supercenters which the Company and JDN Development intend to sell to Wal-Mart. Two of these Supercenter sales closed on June 6, 2000 and the third closed on June 28, 2000.

     On May 23, 2000, the Company and JDN Development paid $10.4 million in cash to the Major Anchor Tenants as a result of the Settlement Agreement.

     The Company and JDN Development accrued and expensed the costs associated with the Settlement Agreement in the fourth quarter of 1999. Of the $13.1 million in costs of the Settlement Agreement, the Company incurred $5.6 million, which was included in settlement expenses on the Company's statement of income, and JDN Development incurred $7.5 million before income tax effect, which was included in equity in net income of unconsolidated entities on the Company's statement of income.

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

                                                                            Three Months Ended March 31,
                                                                             2000                  1999
                                                                      ------------------    ------------------
                                                                                                (restated)
                                                                                    (In thousands)
Net income attributable to common shareholders                                  $ 12,887              $ 10,760
Depreciation of real estate assets                                                 5,079                 4,973
Amortization of tenant allowances and tenant improvements                             59                    51
Amortization of deferred leasing commissions                                         120                   123
Impairment losses on shopping centers held for sale                                1,289                     -
Net gain on real estate sales                                                     (6,838)                    -
Adjustments related to activities in unconsolidated entities                         186                   239
                                                                      ------------------    ------------------
FFO                                                                             $ 12,782              $ 16,146
                                                                      ==================    ==================

     In October 1999, NAREIT approved the recommendations of its Best Financial Practices Council with respect to clarifying the definition of FFO. According to these recommendations, effective January 1, 2000, FFO should include all operating results, both recurring and non-recurring, except those results defined as "extraordinary items" under GAAP and gains and losses from sales of depreciable operating property. Examples of non-recurring items include, but are not limited to, the following:

     .    gains and losses on derivative and hedging arrangements;
     .    costs of abandoned transactions;
     . provisions for potential losses, other than those related to depreciable operating property;
     .    merger integration and REIT conversion costs;
     .    costs of unusual compensation or severance arrangements; and
     . debt restructuring costs (except those defined as "extraordinary" under GAAP).

     The Company has historically calculated FFO consistent with the new definition of FFO. Therefore, the Company does not expect the new definition of FFO to have a material effect on its historical or prospective reporting of FFO.

Leasing and Property Information

     As of March 31, 2000, Lowe's, Wal-Mart and Kroger represented 17.4%, 12.1% and 3.1%, respectively, of the combined annualized base rent of the Company, Development Company and affiliated entities (collectively, "Combined Annualized Base Rent"). In addition, at that date, anchor tenants represented 48.8% of Combined Annualized Base Rent and national and regional tenants represented 86.9% of Combined Annualized Base Rent. As of March 31, 2000, properties owned and operated by the Company, Development Company and affiliated entities were 96.3% leased.

     As of March 31, 2000, the Company, Development Company and affiliated entities operated in 17 states. Shopping center properties located in Georgia, North Carolina and Tennessee represented 42.5%, 7.8%, and 11.8%, respectively, of Combined Annualized Base Rent.

Liquidity and Capital Resources
Sources and Uses of Funds
-------------------------

     Historically, the Company's primary sources of funds have been cash provided by operating activities and proceeds from lines of credit, term debt, secured mortgage notes payable, debt offerings, equity offerings and selected shopping center sales. The Company's primary uses of funds have historically been development, redevelopment and acquisition of shopping center properties, distributions to shareholders, repayment of outstanding indebtedness, repurchase of common stock, scheduled debt amortization and capital improvements to its existing shopping center properties. The Company generally has used cash provided by operating activities to fund its distributions to shareholders, capital improvements to existing properties and scheduled debt amortization. The Company has used proceeds from its lines of credit, term debt, secured mortgage notes payable, debt and equity offerings and shopping center sales to repay outstanding indebtedness, to repurchase common stock and to fund its ongoing development and redevelopment activities.

     During the first quarter of 2000, the Company incurred $42.9 million in development costs and advanced $21.6 million to JDN Development and other unconsolidated development partnerships to fund their development and redevelopment activities. To fund this development activity, the Company sold all or portions of four shopping centers for net proceeds of approximately $29.2 million. These shopping centers had an aggregate net book value of approximately $22.5 million at the time of the sales. In addition, the Company utilized approximately $38.5 million of the proceeds being held by the qualified intermediary for the deferred exchange it established in 1999 which qualifies under section 1031 of the Internal Revenue Code of 1986, as amended, to fund its development activities.

     In November 1999, the Company announced that its Board of Directors had authorized the repurchase of up to 3.0 million shares of its outstanding common stock. The Company has, however, discontinued this common stock repurchase program (see discussion of the Secured Credit Agreements below). During the first quarter of 2000, the Company repurchased a total of 423,500 shares for approximately $6.8 million or an average price of approximately $16.13 per share under this program before it was discontinued.

Indebtedness
------------
          As of March 31, 2000, the Company's indebtedness consisted of the following:

                                                                        Effective                         Percent
                                                         Principal      Interest          Maturity       of Total       Months to
                                                          Balance         Rate              Date        Indebtedness     Maturity
                                                        ------------   -----------      -------------   ------------   ------------
                                                        (in thousands)
Fixed Rate
----------
    Mortgage note payable - Denver, Colorado            $   22,735            6.81%        17-Jul-01             3.9%         16
    MandatOry Par Put Remarketed Securities
    ("MOPPRS")(1)                                           75,000            6.58% (2)    31-Mar-03            13.0%         36
    Mortgage note payable - Richmond, Kentucky               6,102            7.75% (3)    01-Dec-03             1.1%         44
    Seven Year Notes                                        74,847            7.10% (2)    01-Aug-04            13.0%         52
    Ten Year Notes                                          84,804            7.23% (2)    01-Aug-07            14.7%         88
    Mortgage note payable - Milwaukee, Wisconsin             4,736            7.75%        01-Aug-09             0.8%        112
    Mortgage note payable - Jackson, Mississippi             6,825            9.25% (4)    01-Mar-17             1.2%        203
    Mortgage note payable - Marietta, Georgia               10,937            7.66% (2)    15-Nov-17             1.9%        212
    Mortgage note payable - Lilburn, Georgia                12,702            6.70% (2)    10-Feb-18             2.2%        215
    Mortgage note payable - Woodstock, Georgia              11,943            6.55% (2)    15-Apr-18             2.1%        217
    Mortgage note payable - Hendersonville, Tennessee       10,738            7.66% (2)    15-Jan-19             1.9%        226
    Mortgage note payable - Alpharetta, Georgia             13,536            6.62% (2)    15-Apr-19             2.4%        229
                                                        ------------   -----------                      ------------   ------------
                                                           334,905            7.07%                             58.2%         89
Floating Rate
    Swing Line of Credit                                     2,220            8.89% (5)    31-Aug-00             0.4%          5
    Term Loan                                              100,000            9.19% (5)    15-Feb-02 (6)        17.4%         23
    Revolving Line of Credit                               138,000            9.47% (5)    22-May-02 (6)        24.0%         26
                                                        ------------   -----------                      ------------   ------------
                                                           240,220            9.36%                             41.8%         24
                                                        ------------   -----------                      ------------   ------------
                                                        $  575,125            8.03%                            100.0%         62
                                                        ============   ===========                      ============   ============

(1) Represents notes payable with a stated rate of 6.918% and a stated maturity date of March 31, 2013. These notes are subject to mandatory tender on March 31, 2003.
(2) Represents stated rate plus amortization of deferred loan costs.
(3) The interest rate on this note is adjusted on December 1 of each year.
(4) The note may be prepaid after March 1, 2002 with 90 days written notice to the Lender. The Company will not incur any prepayment penalties in association with the loan prepayment after this date.
(5) Represents Prime Rate plus amortization of deferred loan costs.
(6) Maturity date changed to June 14, 2001 as a result of bank amendments in May 2000 described below.

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

Future Sources and Uses of Funds
--------------------------------

     As of June 30, 2000, the Company, JDN Development and affiliated entities had 33 projects under construction. In addition, the Company and JDN Development intend to commence construction during the remainder of 2000 on approximately eight additional projects. The Company expects that the capital required to fund the future costs of these 41 projects, net of construction reimbursements and land sales to retailers who will build and own their own space in these shopping centers, is approximately $118.7 million. As of June 30, 2000, the Company had $22.0 million available under its Secured Line of Credit.

     The Company believes that for the foreseeable future it will be unable to fund any of these remaining costs with issuances of unsecured debt, public issuances of common stock or preferred stock as a result of, among other things, unfavorable capital markets. Because of the delay in filing the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and the delay in filing this report on Form 10-Q, the Company is not currently eligible to issue securities under its existing shelf registration statement on Form S-3 or to utilize Form S-3 for any future securities issuances until it has made timely filings of periodic reports with the Securities and Exchange Commission for at least twelve months. In addition, the Company's medium-term note program has been terminated. Therefore, even if capital markets were to become more favorable for the issuance of securities, public issuances of debt or equity securities would be more costly and require additional time to consummate.

     Furthermore, the Company is limited on the amount of secured debt outstanding at any given time to 40% of its Adjusted Total Assets, as defined in the applicable indenture. On a pro forma basis, assuming that amounts outstanding under the Swing Line of Credit, Term Loan and Revolving Line of Credit were secured, as of March 31, 2000, the Company's ratio of secured debt to Adjusted Total Assets was 29.1%. Therefore, the Company has only a limited ability to fund its development projects with proceeds from secured indebtedness.

     The Company and JDN Development expect to fund the majority of the remaining amounts of their development projects from the sale of all or portions of operating shopping center properties. During the second quarter of 2000, the Company sold two Wal-Mart Supercenters and one additional shopping center property with an aggregate net book value of approximately $28.0 million for gross proceeds of approximately $28.6 million. As of June 30, 2000, the Company and JDN Development have been negotiating the sale of all or portions of ten shopping centers with an aggregate net book value of approximately $86.6 million for estimated aggregate proceeds of approximately $101.2 million. Eight of these properties include the sale of a Wal-Mart Supercenter, a Lowe's store or both. On July 11, 2000, the Company closed the sale of one of these Wal-Mart Supercenters for gross proceeds of approximately $13.7 million. The Company expects the remaining properties to be sold in the third and fourth quarters of 2000. The closing of these properties is dependent upon, among other things, completion of due diligence and the ability of some of the purchasers to successfully obtain financing. Therefore, there can be no assurance that any of these transactions will close when expected or at all, nor can there be any assurance that, if closed, the transactions will produce sufficient liquidity to fund the remaining amounts of its development projects. See "Federal Income Tax and ERISA Considerations" filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The Company is in the process of engaging a financial advisor to assist in the identification of alternative sources of capital to fund its development projects. These alternative means could include, for example, the formation of joint ventures with institutional investors or other partners with available capital at attractive rates.

     If the Company is unsuccessful in raising capital adequate to fund its development activities, it would be required to discontinue the funding of some or all of its projects and would be required to liquidate some or all of its projects on potentially unfavorable terms. These unfavorable terms could result in significant losses upon liquidation and would have an adverse impact on future rental income, funds from operations and the Company's ability to continue the level of its current dividend payment to holders of the Company's common stock.

     In order for the Company to continue to qualify as a REIT, it must annually distribute to its shareholders at least 95% (or 90% after December 31, 2000) of its taxable income (excluding any net capital gain). Management believes that the Company will be able to meet this requirement in 2000 with cash provided by operating activities. In addition, management believes that cash provided by operating activities will be adequate to fund improvements to the Company's shopping center properties, leasing costs and scheduled debt amortization in 2000.

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

     On a pro forma basis, after reflecting the change in the maturity dates of the Secured Line of Credit and Secured Term Loan, as of March 31, 2000, the Company's debt requires the following payments in the future:

(Dollars in thousands)
                                                             Percent of Debt
Year                                         Total              Expiring
-----------------------------------------------------------------------------
2000                                    $           1,911                 0.3%
2001                                              264,734                46.0%
2002                                                2,081                 0.4%
2003                                               82,429                14.3%
2004                                               76,975                13.4%
2005                                                2,283                 0.4%
2006                                                2,457                 0.4%
2007                                               87,448                15.2%
2008                                                2,850                 0.5%
2009                                                2,823                 0.5%
2010                                                2,723                 0.5%
Thereafter                                         46,411                 8.1%
                                        -----------------    ----------------
                                        $         575,125               100.0%
                                       ==================    ================

     A significant portion of the Company's debt matures in June 2001. Management anticipates beginning the process for refinancing these obligations in the second half of 2000. With respect to its other maturing obligations, management will evaluate various alternatives and select the best available options based on market conditions at the time. There can be no assurance, however, that the capital markets will be favorable or available in the future, and unfavorable or unavailable markets could limit the Company's ability to continue to operate its business as it has in the past, complete development projects or repay or refinance maturing debt.

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

     As of March 31, 2000, the Company had one interest rate swap agreement and two-interest rate cap agreements as described below:

                                                                              Effective     Termination
Description of Agreement           Notional Amount          Strike Price        Date            Date
------------------------           ---------------          ------------      ---------      ---------
LIBOR, 30-day "Rate Cap"           $    50,000,000                 6.500%      11/10/99 (1)    5/22/00

LIBOR, 30-day "Rate Cap"           $   100,000,000                 6.500%       8/21/99 (2)    8/21/00

LIBOR, 30-day "Rate Swap"          $    50,000,000                 6.485%       2/11/97         1/1/01

(1) The Company paid a one-time $20,000 fee.
(2) The Company paid a one-time $88,000 fee.

     The Company's future earnings, cash flows and fair values of financial instruments are primarily dependent upon market rates of interest such as LIBOR.

Contingencies
     See Part II, Item 1 "Legal Proceedings" of this report for a discussion of contingencies related to ongoing litigation of the Company.

     The Company expects to incur legal and professional fees during the year ended December 31, 2000 in amounts significantly in excess of those incurred in previous years as a result of the litigation noted above and as a result of the special committee's investigation. The Company records these expenses as they are incurred. For the period from January 1, 2000 to June 30, 2000, the Company and JDN Development have expensed approximately $2.4 million in legal and professional fees related to the special investigation. The Company cannot reasonably predict, with any degree of certainty, the additional legal and professional fees which will be incurred related to the class action litigation, the special committee's investigation, or any other related investigation by the Securities and Exchange Commission, the New York Stock Exchange, Internal Revenue Service or any other regulatory body.

Federal Income Tax Legislative Developments
     The Ticket to Work and Work Incentives Improvement Act of 1999, which included the Tax Relief Extension Act of 1999 (the "Act"), was recently enacted and contains several provisions affecting REITs. The new provisions are generally not effective until January 1, 2001 and significantly modify the REIT-related provisions of the Code. In addition to the provisions that may directly affect the Company (discussed below), the Act also contains provisions related to the following: (i) special foreclosure rules for healthcare REITs; (ii) clarification of the definition of independent contractors; and (iii) modification of the earnings and profits rules.

Investment Limitations
----------------------
     The Act modifies the REIT asset test by adding a requirement that except for (i) "Safe Harbor Debt" and (ii) the ownership of stock in "taxable REIT subsidiaries," a REIT cannot own more than 10 percent of the total value of the securities of any corporation. "Safe Harbor Debt" is non-contingent, non-convertible debt ("straight debt") which satisfies one of the following three requirements: (a) the straight debt is issued by an individual, (b) all of the securities of the issuer owned by the REIT is "straight debt" or (c) the issuer is a partnership in which the REIT owns at least 20% of the partnership's profits.

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

     The value of the securities of all taxable REIT subsidiaries, as well as any grandfathered subsidiaries, cannot exceed 20% of the total value of the REIT's assets. In addition, interest paid by a taxable REIT subsidiary to the related REIT is subject to the earnings stripping rules contained in Section 163(j) of the Code and therefore the taxable REIT subsidiary cannot deduct interest in any year that would exceed 50% of the subsidiary's adjusted gross income. If any amount of interest, rent, or other deductions of the taxable REIT subsidiary to be paid to the REIT is determined not to be at arm's length, an excise tax of 100% is imposed on the portion that is determined to be excessive. However, rent received by a REIT will not fail to qualify as rents from real property by reason of the fact that all or any portion of such rent is predetermined for purposes of the excise tax.

     The Company has made no decision at this time with regard to any actions it may take relating to the investment limitations and taxable REIT subsidiary provisions of the Act. However, because the Company currently has an economic interest in JDN Development which is more than 10% of JDN Development's value, the Company will have to restructure the ownership of JDN Development or JDN Development must elect to be a taxable REIT subsidiary of the Company on or before April 30, 2001.

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

     It cannot be predicted whether, when, in what form, or with what effective dates other legislative proposals applicable to the Company or its shareholders will become law.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

     During the three months ended March 31, 2000, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                                    PART II
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

     Since the Company's announcement on February 14, 2000, a number of class action lawsuits have been filed against the Company in federal and state court. One or more of these suits also names as defendants JDN Development and certain current and former officers and directors of JDN Development and/or the Company, including Jeb L. Hughes, C. Sheldon Whittelsey, IV, J. Donald Nichols, Elizabeth
L. Nichols, William J. Kerley, Leilani L. Jones, Craig Macnab and Haywood D. Cochrane, Jr.

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

     A class action lawsuit has also been filed by the Company's shareholders against the Company, JDN Development and four former officers and directors of these companies (Jeb L. Hughes, C. Sheldon Whittelsey, IV, J. Donald Nichols and William J. Kerley) in the Superior Court of Gwinnett County, Georgia. The complaint contains substantially the same factual allegations asserted in the federal class actions, but purports to seek relief under state law. The complaint contains claims of common law fraud, conversion and purposed violations of Georgia's Racketeer Influenced and Corrupt Organizations Act. In the state court class action, the plaintiffs seek compensatory and punitive damages, attorneys' fees and expenses, interest and equitable relief.

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

     The Company may also be subject to regulatory proceedings initiated by the SEC or other regulatory agencies. The SEC has contacted the Company and has requested the voluntary production of certain documents and other information regarding the compensation arrangements, unauthorized benefits and related party transactions discussed in Part 1 of this report, and the Company is cooperating with the SEC in responding to this request. Regulatory agencies and self-regulatory organizations such as the SEC, the New York Stock Exchange, the Internal Revenue Service and state tax authorities may seek to impose fines, penalties or other remedies against the Company. The imposition of any such fines, penalties or other remedies could have a material adverse impact on the Company.

     In an unrelated lawsuit, on February 2, 2000, Dogwood Drive LLC, ("Dogwood") filed suit against the Company and WHF, Inc. ("WHF"), a wholly-owned subsidiary of JDN Development which, until April

1999, owned a 72% interest in Dogwood and served as the operating member of the entity. The suit was filed in the Superior Court of Gwinnett County, Georgia. The complaint asserts, among other things, breach of fiduciary duty against WHF and improper receipt of funds by the Company. The Company believes that it and WHF have meritorious defenses to the claims and intends to vigorously defend the suit.

     On April 28, 2000, Lake Lucerne Estates Civic Club, Inc., a nonprofit homeowners association located in Gwinnett County, Georgia, and a number of individual plaintiffs, filed suit against JDN Development, Lowe's Companies, Inc. and Haygood Contracting, Inc. The suit was filed in the Superior Court of Fulton County, Georgia. The complaint asserts trespass, nuisance and negligence against JDN Development in connection with the development of a shopping center anchored by Lowe's. JDN Development believes that it has meritorious defenses to the claims and intends to vigorously defend this suit.

     The Company is from time to time a party to other legal proceedings which arise in the ordinary course of its business. The Company is not currently involved in any litigation in addition to the lawsuits described above, the outcome of which would, in management's judgement based on information currently available, have a material adverse effect on the results of operations or financial condition of the Company nor is management aware of any such litigation threatened against the Company.

     The Company's forward-looking statements relating to the above described litigation reflect management's best judgement of the status of the litigation to date and facts currently known to the Company and its management and, as a result, involve a number of risks and uncertainties, including the possible disclosure of new facts and information adverse to the Company in the discovery process and the inherent uncertainties associated with litigation.

Indemnification and Advances

     The Company's Charter provides that the Company shall indemnify and advance expenses to its officers and directors to the fullest extent permitted by law for any liability arising from claims against them in their capacities as such unless (a) the indemnitee is adjudged to be liable to the Company in a proceeding by or in the right of the Company, (b) the indemnitee is charged with receipt of improper personal benefit, whether or not involving action in the indemnitee's official capacity, and the indemnitee is adjudged to be liable on the basis that personal benefit was improperly received, or (c) it is established that (i) the act or omission of the indemnitee was material to the matter giving rise to the proceeding and the act or omission was committed in bad faith or was the result of active and deliberate dishonesty, or (ii) the indemnitee actually received an improper personal benefit in money, property or services. In addition to the rights provided pursuant to state law and the Company's Charter, certain current and former officers and directors of the Company have contractual rights to indemnification and advancement of expenses which are identical to the rights provided by state law and the Company's Charter, pursuant to indemnification agreements between each of these individuals and the Company. Each such indemnification agreement provides that the Company shall advance expenses to the indemnitee in advance of the final disposition of a lawsuit upon receipt of a written undertaking by or on behalf of the indemnitee to repay any such amount if it is ultimately determined that the indemnitee is not entitled to indemnification under the terms of the Agreement.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          See Note 5 in Part I, Item 1 of this report.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not applicable

ITEM 5.   OTHER INFORMATION
          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.1   Agreement for Continued Funding dated March 2, 2000, but
                      effective as of February 14, 2000, by and among JDN Realty
                      Corporation, JDN Development Company, Inc., the Banks
                      parties thereto and Wachovia Bank, N.A., as Agent (1)
               10.2   Interim Agreement dated as of March 2, 2000, but effective as of February 14, 2000, by and among JDN Realty
                      Corporation, JDN Development Company, Inc. the Banks
                      parties thereto and Wachovia Bank, N.A., as Agent (2)
               10.3   Employment Agreement by and between W. Fred Williams, Jr.
                      and JDN Development Company, Inc. dated as of March 8,
                      2000 and related Performance Share Agreement dated as of
                      March 7, 2000 (2)
               12     Statement re: Computation of Ratio of Earnings to Fixed
                      Charges
               27     Financial Data Schedule

               (1) Filed as an exhibit to the Company's Current Report on Form 8-K dated March 7, 2000 and hereby incorporated by reference.
               (2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and hereby incorporated by reference.

          (b)  Reports on Form 8-K

               During the three months ended March 31, 2000, the Company filed the following reports on Form 8-K:

               (i) Form 8-K dated February 14, 2000 containing a press release related to the resignation of J. Donald Nichols as Chief Executive Officer, a delay in the reporting of the Company's 1999 earnings, and the findings of a special committee of the Board of Directors on unrecorded compensation and related party transactions.
               (ii) Form 8-K dated February 15, 2000 containing the script for the Company's 10:30 a.m. EST teleconference on Monday, February 14, 2000
               (iii) Form 8-K dated March 7, 2000 containing (1) Agreement for Continued Funding dated March 2, 2000 (but effective February 14, 2000) between the Company and Wachovia Bank, N.A., as agent for the bank group and (2) a press release related thereto.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     July 24, 2000                     /s/ Craig Macnab
------------------------               -----------------------------
     (Date)                            Craig Macnab
                                       Chief Executive Officer


     July 24, 2000                     /s/ John D. Harris, Jr.
------------------------               -----------------------------
     (Date)                            John D. Harris, Jr.
                                       Vice President and Interim
                                       Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit
Number              Exhibit
------              -------

10.1           Agreement for Continued Funding dated March 2, 2000, but
               effective as of February 14, 2000, by and among JDN Realty
               Corporation, JDN Development Company, Inc., the Banks parties thereto and Wachovia Bank, N.A., as Agent (1)
10.2           Interim Agreement dated as of March 2, 2000, but effective as of
               February 14, 2000, by and among JDN Realty Corporation, JDN
               Development Company, Inc. the Banks parties thereto and Wachovia
               Bank, N.A., as Agent (2)
10.3           Employment Agreement by and between W. Fred Williams, Jr. and JDN
               Development Company, Inc. dated as of March 8, 2000 and related
               Performance Share Agreement dated as of March 7, 2000 (2)
12             Statement re: Computation of Ratio of Earnings to Fixed Charges
27             Financial Data Schedule

(1) Filed as an exhibit to the Company's Current Report on Form 8-K dated March 7, 2000 and hereby incorporated by reference.
(2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and hereby incorporated by reference.