Form 10-Q
period 2000-06-30
JDN REALTY CORP
filed 2000-08-14
CIK 916836

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____________.

Commission file number       001-12844
                      ----------------------

                                   JDN REALTY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Maryland                                      58-1468053
-------------------------------           ---------------------------------
(State or other Jurisdiction of           I.R.S. Employer Identification No.
Employer Identification No.)
incorporation or organization)

            359 East Paces Ferry Road, NE, Suite 400, Atlanta, GA  30305
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

Yes    X         No
    --------       ---------

     As of July 31, 2000, 32,840,659 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

FORWARD-LOOKING STATEMENTS IN FORM 10-Q
     Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used, statements which are not historical in nature including the words "anticipate," "estimate," "should," "expect," "believe," "intend" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, for example, statements regarding JDN Realty Corporation's liquidity, the availability of capital resources, capital expenditures, continuing relationships with tenants and vendors, and litigation. Forward-looking statements are, by their nature, subject to known and unknown risks and uncertainties. Among the factors that could cause actual results to differ materially from those anticipated are the following: changes in the composition of senior management and the Board of Directors described in this report and in JDN Realty Corporation's Annual Report on Form 10-K for the year ended December 31, 1999; any additional future changes in the composition of senior management and the Board of Directors; a decrease in the number of development assignments from Wal-Mart and Lowe's; the ability to attract and retain key employees; the impact of restated financial statements, in JDN Realty Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 and in JDN Realty Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000; any future default under any of JDN Realty Corporation's or JDN Development Company, Inc.'s bank credit facilities and the impact of special terms and conditions of such facilities, including the reduced availability and increased interest costs thereunder; business conditions and the general economy, especially as they affect interest rates and value-oriented retailers; the federal, state and local regulatory environment; the ability to refinance maturing debt obligations on acceptable terms; the availability of debt and equity capital with acceptable terms and conditions including, without limitation, the availability of bank credit to fund development activities; the ability to sell operating shopping center properties and parcels of land on schedule and upon economically favorable terms; the availability of partners for joint venture projects and the ability to negotiate favorable joint venture terms; the availability of new development opportunities; changes in the financial condition or corporate strategy of or business relations with primary retail tenants, in particular those of Wal-Mart and Lowe's; the outcome and costs of pending litigation and investigations; the ability to fund, complete and lease existing development and redevelopment projects on schedule and within budget; tax legislation affecting the development business of JDN Realty Corporation and JDN Development Company, Inc.; and the ability of JDN Realty Corporation to maintain its qualification as a REIT. Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are detailed from time to time in press releases and reports filed by JDN Realty Corporation with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K. For example, see "Risk Factors" under Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART I
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                                                                                            Page No.
                                                                                            --------
Condensed Consolidated Balance Sheets - June 30, 2000 and December 31, 1999                     3

Condensed Consolidated Statements of Income - Three Months Ended June 30, 2000
and 1999                                                                                        4

Condensed Consolidated Statements of Income - Six Months Ended June 30, 2000
and 1999                                                                                        5

Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30,
2000 and 1999                                                                                   6

Notes to Condensed Consolidated Financial Statements                                            7

                            JDN REALTY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                June 30,          December 31,
                                                                                  2000               1999
                                                                            --------------      ---------------
                                                                              (Unaudited)
                                                                                        (In thousands)
ASSETS
  Shopping center properties held for use in operations, at cost:
     Land                                                                   $      190,775      $       189,506
     Buildings and improvements                                                    585,720              644,089
                                                                            --------------      ---------------
                                                                                   776,495              833,595
     Less: accumulated depreciation and amortization                               (68,490)             (69,321)
                                                                            --------------      ---------------
         Shopping center properties held for use in operations, net                708,005              764,274
  Shopping center properties under development                                      70,236              104,609
  Shopping center properties held for sale                                          63,726               22,463
                                                                            --------------      ---------------
         Total shopping center properties                                          841,967              891,346
  Cash and cash equivalents                                                          3,705                2,076
  Proceeds receivable from deferred exchange                                            --               40,476
  Rents receivable                                                                   8,396               10,272
  Investments in and advances to unconsolidated entities                           237,487              154,438
  Deferred costs, net of amortization                                                6,339                5,099
  Other assets                                                                      13,285               13,088
                                                                            --------------      ---------------
                                                                            $    1,111,179      $     1,116,795
                                                                            ==============      ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities
     Unsecured notes payable                                                $      234,666      $       234,635
     Lines of credit and term loan                                                 247,000              235,000
     Mortgage notes payable                                                         99,339              101,247
     Accounts payable and accrued expenses                                          12,067               16,328
     Other liabilities                                                               6,683                9,500
                                                                            --------------      ---------------
         Total liabilities                                                         599,755              596,710

  Third party investors' interest                                                    3,505                4,256

  Shareholders' Equity
     Preferred stock, par value $.01 per share -
        authorized 20,000,000 shares: 9 3/8% Series A Cumulative
        Redeemable  Preferred  Stock,  liquidation preference
        $25 per share,  issued and outstanding  2,000,000 shares in
        2000 and 1999, respectively                                                     20                   20
     Common stock, par value $.01 per share -
        authorized 150,000,000 shares, issued and outstanding
        32,568,417 and 33,401,468 shares in 2000 and 1999, respectively                326                  334
     Paid-in capital                                                               510,602              518,504
     Accumulated deficit                                                            (3,029)              (3,029)
                                                                            --------------      ---------------
                                                                                   507,919              515,829
                                                                            --------------      ---------------
                                                                            $    1,111,179      $     1,116,795
                                                                            ==============      ===============

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                Three Months Ended June 30,
                                                2000                  1999
                                             ----------          ------------
                                                                  (restated)
                                                     (In thousands)

Revenues:
  Minimum and percentage rents               $   23,423          $     22,805
  Recoveries from tenants                         2,853                 3,133
  Other revenue                                      --                     2
                                             ----------          ------------
     Total revenues                              26,276                25,940

Operating expenses:
  Operating and maintenance                       1,931                 1,907
  Real estate taxes                               1,532                 1,741
  General and administrative                      2,111                 1,873
  Corporate investigation and legal costs           760                    --
  Depreciation and amortization                   5,553                 5,498
                                             ----------          ------------
     Total operating expenses                    11,887                11,019
                                             ----------          ------------
  Income from operations                         14,389                14,921

Other income (expense):
  Interest expense, net                          (6,896)               (4,141)
  Other income, net                                 252                   348
  Equity in net income of unconsolidated
  entities                                        1,210                 1,026
                                             ----------          ------------
Income before minority interest in net
  income of consolidated subsidiaries and
  net gain on real estate sales                   8,955                12,154
Minority interest in net income of
  consolidated subsidiaries                         (42)                  (55)
                                             ----------          ------------
Income before net gain on real estate sales       8,913                12,099
Net gain on real estate sales                     1,691                    --
                                             ----------          ------------
Net income                                       10,604                12,099
Dividends to preferred shareholders              (1,172)               (1,172)
                                             ----------          ------------
Net income attributable to common
  shareholders                               $    9,432          $     10,927
                                             ==========          ============

Net income per common share:
  Basic                                      $     0.29          $       0.33
                                             ==========          ============
  Diluted                                    $     0.29          $       0.32
                                             ==========          ============

Dividends per common share                   $    0.300          $      0.395
                                             ==========          ============


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                       Six Months Ended June 30,
                                                                                            2000        1999
                                                                                        ----------   ----------
                                                                                                      (restated)
                                                                                             (In thousands)
Revenues:
     Minimum and percentage rents                                                         $ 46,485    $ 45,273
     Recoveries from tenants                                                                 5,947       6,345
     Other revenue                                                                              --          12
                                                                                          --------    --------
        Total revenues                                                                      52,432      51,630

Operating expenses:
     Operating and maintenance                                                               4,137       4,063
     Real estate taxes                                                                       3,073       3,378
     General and administrative                                                              4,203       4,040
     Corporate investigation and legal costs                                                 2,250          --
     Impairment losses on shopping centers held for sale                                     1,289          --
     Depreciation and amortization                                                          10,957      10,777
                                                                                          --------    --------
        Total operating expenses                                                            25,909      22,258
                                                                                          --------    --------
     Income from operations                                                                 26,523      29,372

Other income (expense):
     Interest expense, net                                                                 (12,638)     (8,118)
     Other income, net                                                                         509         768
     Equity in net income of unconsolidated entities                                         1,877       2,114
                                                                                          --------    --------
Income before minority interest in net income of
     consolidated subsidiaries and net gain on real estate sales                            16,271      24,136
Minority interest in net income of consolidated subsidiaries                                  (138)       (105)
                                                                                          --------    --------
Income before net gain on real estate sales                                                 16,133      24,031
Net gain on real estate sales                                                                8,529          --
                                                                                          --------    --------
Net income                                                                                  24,662      24,031
Dividends to preferred shareholders                                                         (2,344)     (2,344)
                                                                                          --------    --------
Net income attributable to common shareholders                                            $ 22,318    $ 21,687
                                                                                          ========    ========
Net income per common share:
     Basic                                                                                $   0.69    $   0.66
                                                                                          ========    ========
     Diluted                                                                              $   0.69    $   0.65
                                                                                          ========    ========
Dividends per common share                                                                $  0.695    $  0.755
                                                                                          ========    ========

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                        Six Months Ended June 30,
                                                                                             2000              1999
                                                                                        -------------     -------------
                                                                                                 (In thousands)
Net cash provided by operating activities                                                 $  27,526         $  31,800

Cash flows from investing activities:
    Development of shopping center properties                                               (13,052)          (66,938)
    Improvements to shopping center properties                                               (3,745)           (1,012)
    Investments in and advances to unconsolidated entities                                  (81,923)          (25,340)
    Proceeds from real estate sales                                                          56,607                --
    Other                                                                                    (1,276)            1,008
                                                                                          ---------         ---------
Net cash used in investing activities                                                       (43,389)          (92,282)

Cash flows from financing activities:
    Proceeds from lines of credit                                                           117,996           422,405
    Proceeds from mortgages and notes payable                                                    --            39,454
    Principal payments on lines of credit                                                  (105,996)         (382,968)
    Principal payments on mortgages and notes payable                                        (1,336)             (587)
    Proceeds from issuance of common shares, net of
       underwriting commissions and offering expenses                                            --            11,165
    Repurchases of common stock                                                              (6,843)               --
    Distributions paid to preferred shareholders                                             (2,344)           (2,344)
    Distributions paid to common shareholders                                               (22,791)          (25,094)
    Proceeds from deferred exchange of properties                                            40,476                --
    Other                                                                                    (1,670)           (1,549)
                                                                                          ---------         ---------
Net cash provided by financing activities                                                    17,492            60,482
                                                                                          ---------         ---------
Increase in cash and cash equivalents                                                         1,629                --
Cash and cash equivalents, beginning of period                                                2,076                --
                                                                                          ---------         ---------
Cash and cash equivalents, end of period                                                  $   3,705         $      --
                                                                                          =========         =========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                                 June 30, 2000


1.   THE COMPANY

     JDN Realty Corporation (the "Company") is a real estate company which specializes in the development and asset management of retail shopping centers anchored by value-oriented, necessity item retailers. As of June 30, 2000, the Company's operating shopping centers and development projects were located in 20 states. The Company has elected to be taxed as a real estate investment trust ("REIT").

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition. On June 26, 2000, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin No. 101B which deferred the effective date of Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, until the fourth quarter of 2000. SAB 101 requires that lessors cannot recognize contingent rent as income until the contingency is resolved. The Company's percentage rental income related to tenant sales meets this definition. Presently, the Company estimates and recognizes such revenues, which are based on tenants achieving certain sales thresholds, when the thresholds are met or achievement of the sales threshold is probable. The Company will record a cumulative effect adjustment in the fourth quarter of 2000 upon adoption of SAB 101.

     Income Taxes. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company will not be subject to federal income taxes to the extent that it distributes annually at least 95% (90% after December 31, 2000) of its taxable income to its shareholders and satisfies certain other requirements defined in the Code. Accordingly, no provision has been made for federal income taxes in the accompanying condensed consolidated financial statements for the periods presented.

     Earnings Per Share. Basic and diluted earnings per share were computed in accordance with the requirements of Statement of Financial Accounting Standards No. 128.

     Reclassifications. Certain amounts as previously reported have been reclassified to conform to the current period's presentation.

4.   SPECIAL COMMITTEE INVESTIGATION

     In February 2000, the Company announced that it had discovered undisclosed compensation arrangements with two executive officers of the Company, both of whom were also officers of JDN Development Company, Inc. ("JDN Development"), additional unauthorized benefits to these same two executive officers, and undisclosed related party transactions involving these two officers and the former chairman and Chief Executive Officer of the Company. As a result of this discovery, a special committee of the Board of Directors (the "Special Committee") was formed to, among other things, conduct an inquiry into these matters.

     The undisclosed compensation arrangements and unauthorized benefits were not recorded or disclosed in the Company's or JDN Development's accounting records and previously issued financial statements as of and for the years ended December 31, 1994 through 1998. As a result, the Company restated its financial statements for the years ended December 31, 1994 through 1998. In addition, the Company restated its quarterly results for each quarter in 1998 and for the first three quarters of 1999. The restatements reflect additional expenses in the Company or JDN Development at the time of the compensation or unauthorized benefit. These amounts also changed the gains or losses on subsequent sales at the projects involved; such changes are included in the restated financial statements.

     A summary of the findings of the Special Committee, which has concluded its investigation, is included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     Four executive officers of the Company resigned in the first and second quarters of 2000. During the first and second quarters of 2000, the Company and JDN Development recorded the forfeiture of unvested restricted stock of these four executive officers effective on their termination dates. During the second quarter of 2000, the Company and JDN Development executed severance agreements with these four executive officers.

     The costs of the investigation and other related litigation are being expensed as incurred. The Company and JDN Development have expensed $2.3 million and $665,000, respectively, in the six months ended June 30, 2000.

     See Note 5 for discussion of the related impact to the Company's credit agreements.

     The following is a reconciliation of net income previously reported to restated net income.

                                                                        Three months ended              Six months ended
                                                                          June 30, 1999                   June 30, 1999
                                                                      ----------------------         ---------------------
                                                                                          (In thousands)
Net income as previously reported                                      $         12,325                 $        24,476
Adjustment to equity in net income of:
      JDN Development Company, Inc.                                                 (59)                           (118)
      Other                                                                        (167)                           (327)
                                                                      ----------------------         ---------------------
Net income - restated                                                            12,099                          24,031
Dividends to preferred shareholders                                              (1,172)                         (2,344)
                                                                      ----------------------         ---------------------
Net income attributable to common
      shareholders - restated                                          $         10,927                 $        21,687
                                                                      ======================         =====================
Income per share - basic
Net income as previously reported                                      $           0.34                 $          0.67
Effect of restated net income                                                     (0.01)                          (0.01)
                                                                      ----------------------         ---------------------
Net income attributable to common
      shareholders - restated                                          $           0.33                 $          0.66
                                                                      ======================         =====================
Income per share - diluted
Net income as previously reported                                      $           0.33                 $          0.66
Effect of restated net income                                                     (0.01)                          (0.01)
                                                                      ----------------------         ---------------------
Net income attributable to common
      shareholders - restated                                          $           0.32                 $          0.65
                                                                      ======================         =====================


5.        CREDIT AGREEMENTS

          As a result of the unrecorded and undisclosed transactions discussed in Note 4 above, it was determined that the Company had breached certain non-financial and non-operating covenants contained in its $200.0 million unsecured line of credit (the "Revolving Line of Credit") and $100.0 million term loan (the "Term Loan") (collectively the "Credit Agreements"). On March 2, 2000, the Company entered into a Continued Funding Agreement and an Interim Agreement with the bank groups which suspended the breach of these covenants and permitted the Company to access credit on an unsecured basis under the Revolving Line of Credit from February 14, 2000 until these agreements expired on April 14, 2000. The Company's $20.0 million swing line of credit was terminated effective April 14, 2000. The Company incurred fees of $531,000 in the first quarter of 2000 related to the Continued Funding Agreement and the Interim Agreement and recorded these fees as deferred loan costs. These fees were amortized in the first and second quarters of 2000.

          From April 15, 2000 to May 23, 2000, the Company was in default under the Credit Agreements and incurred interest at the default rate, which ranged from 11.0% to 11.5% during that period. On May 23, 2000, the Company entered into a Second Amended and Restated Credit Agreement (the "Secured Line of Credit") and an Amended and Restated Term Loan Agreement (the "Secured Term Loan"), each effective as of May 19, 2000 (the Secured Line of Credit and the Secured Term Loan collectively referred to herein as the "Secured Credit Agreements"). Significant changes in the Secured Line of Credit as compared to the Revolving Line of Credit include the following:

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

     The Company has agreed in the Secured Credit Agreements not to purchase or finance the purchase of its common or preferred equity securities (except, in the case of its common stock, as may be required to fund employee benefit plans in the ordinary course of business or to satisfy the requirements of stock option plans) or debt securities, or to make any voluntary prepayment of such debt securities other than with proceeds of the sale of shopping center properties not included in the Borrowing Base Properties. In addition, the Secured Credit Agreements restrict the amount of distributions to common and preferred shareholders to 100% of REIT taxable income, as defined in the Code, for the year ended December 31, 2000 and to 95% of REIT taxable income for the year ended December 31, 2001. The Company paid the banks up-front fees of $1.8 million in connection with the Secured Credit Agreements. The Company also incurred $497,000 in costs to secure the Borrowing Base Properties. These fees and costs were recorded as deferred financing costs in the second quarter of 2000 with the related amortization to be recorded over the life of the Secured Credit Facilities. In addition, in the second quarter of 2000, the Company wrote off $159,000 in unamortized deferred financing costs related to the Revolving Line of Credit as a result of the modifications.

6.   SHOPPING CENTER DISPOSITIONS

     During the second quarter of 2000, the Company sold the following shopping center properties:

Location                  Disposition        Company GLA       Sales Price
Location                     Date           (square feet)
---------------------------------------------------------------------------
Cordele, Georgia             5/22/00             26,350        $  2,100,000
Cumming, Georgia (1)          6/6/00            202,847          12,857,579
Buford, Georgia (1)          6/28/00            205,330          13,606,552
                                         --------------        ------------
                                                434,527        $ 28,564,131
                                         ==============        ============

(1) Sale of only the Wal-Mart at this location. These sales prices are before a $1.8 million reduction negotiated as a part of the tenant settlement described in Note 2 to the consolidated financial statements filed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. This reduction was accrued and expensed in 1999 as part of the tenant settlement.

7.       CONTINGENCIES

         Since the Company's announcement of the undisclosed compensation arrangements and unauthorized transactions described in Note 4, a number of class action lawsuits have been filed against the Company. One or more of these suits also names as defendants JDN Development and certain current and former officers and directors of JDN Development and/or the Company.

         The class actions filed in federal court allege violations of the federal securities laws and allege, that by failing to report the undisclosed compensation, unauthorized benefits and related party transactions to the public in the Company's financial statements, public filings, and otherwise, the defendants made or participated in making material misstatements or omissions which caused the plaintiffs to purchase the Company's stock at artificially inflated prices. The plaintiffs seek compensatory damages of an indeterminate amount, interest, attorneys' fees, experts' fees and other costs and disbursements. The federal class actions have now been consolidated and are pending in the United States District Court for the Northern District of Georgia.

         A class action lawsuit was also filed by the Company's shareholders against the Company, JDN Development, and four former officers and directors of these companies in the Superior Court of Fulton County, Georgia. The complaint contains substantially the same factual allegations asserted in the federal class actions, but purports to seek relief under state law. The complaint contains claims of common law fraud, conversion and purported violations of Georgia's Racketeer Influenced and Corrupt Organizations Act. In that action, the plaintiffs seek compensatory and punitive damages, attorneys' fees and expenses, interest and equitable relief. The case has been removed to federal court, and the Company and JDN Development have moved to consolidate the case with the other class actions. The plaintiffs have moved to remand the case to state court, and are opposing consolidation.

         Two lawsuits were filed in July 2000 against the Company as a nominal defendant, as well as individual defendants J. Donald Nichols, Elizabeth L. Nichols, Craig Macnab, Philip G. Satre, William G. Byrnes, Haywood D. Cochrane, Jr., William B. Greene, Jeb L. Hughes, C. Sheldon Whittelsey, IV and William J. Kerley in the United States District Court for the Northern District of Georgia, Atlanta Division. Each of these individuals are current or former executives or directors of the Company or JDN Development. The plaintiffs purport to bring these suits as derivative actions. The complaints allege that the individual defendants, from 1994 through 1999, violated certain duties in connection with the previously undisclosed compensation arrangements. The complaints also allege claims for breach of fiduciary duty, abuse of control, waste of corporate assets, unjust enrichment and gross mismanagement. The plaintiffs, on behalf of the Company, seek injunctive relief, compensatory and punitive damages and disgorgement of all profits and gains by the individual defendants.

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

         The Company may also be subject to regulatory proceedings initiated by the SEC or other regulatory agencies. The Company has voluntarily produced certain documents and other information regarding the compensation arrangements, unauthorized benefits and related party transactions discussed in Part 1 of this report, and the Company is cooperating with the SEC in responding to this request. Regulatory agencies and self-regulatory organizations such as the SEC, the New York Stock Exchange, the Internal Revenue Service and state tax authorities may seek to impose fines, penalties or other remedies against the Company. The imposition of any such fines, penalties or other remedies could have a material adverse impact on the Company.

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

     On April 28, 2000, Lake Lucerne Estates Civic Club, Inc., a nonprofit homeowners association located in Gwinnett County, Georgia, and a number of individual plaintiffs, filed suit against JDN Development, Lowe's Companies, Inc. and Haygood Contracting, Inc. The suit was filed in the Superior Court of Fulton County, Georgia. The complaint asserts trespass, nuisance and negligence against JDN Development in connection with the development of a shopping center anchored by Lowe's. JDN Development has filed defensive pleadings denying liability, and discovery is now being conducted by both sides.

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

8.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

JDN Realty Corporation
EPS Footnote

                                                 Three months ended June 30,                  Six months ended June 30,
                                                 2000                  1999                   2000                 1999
------------------------------------------------------------------------------------------------------------------------------
                                                                    (restated)                                  (restated)
Numerator:
   Net income                              $      10,604         $    12,099                        $    24,662    $   24,031
   Dividends to preferred shareholders            (1,172)             (1,172)                            (2,344)       (2,344)
                                          --------------        ------------                       ------------   -----------
   Net income attributable to
    common shareholders                    $       9,432         $    10,927                        $    22,318    $   21,687
                                          ==============        ============                       ============   ===========

Denominator:
   Weighted-average shares outstanding            32,737              33,239                             32,853        33,106
   Unvested restricted stock outstanding            (420)                (83)                              (533)          (93)
                                          --------------        ------------                       ------------   -----------
   Denominator for basic earnings
    per share                                     32,317              33,156                             32,320        33,013
   Dilutive effect of stock options and
    unvested restricted stock                        113                 523                                 75           505
                                          --------------        ------------                       ------------   -----------
   Denominator for diluted earnings
    per share                                     32,430              33,679                             32,395        33,518
                                          ==============        ============                       ============   ===========
Net income per common share:
   Basic                                   $        0.29         $      0.33                        $      0.69    $     0.66
                                          ==============        ============                       ============   ===========
   Diluted                                 $        0.29         $      0.32                        $      0.69    $     0.65
                                          ==============        ============                       ============   ===========

         Of total options outstanding, options to purchase 1,267,921 and 93,000 shares of common stock for the three months ended June 30, 2000 and 1999, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were higher than the average market price of the common shares. Therefore, the effect of these options on earnings per share would be antidilutive.

         The Company is the general partner in a limited partnership that issued limited partnership units initially valued at $3.0 million in a limited partnership formed to own and operate a shopping center in Milwaukee, Wisconsin. Subject to certain conditions, the limited partnership units are exchangeable for cash or 139,535 shares of the Company's common stock. As of June 30, 2000, none of the limited partnership units have been exchanged for shares. Using the "if-converted" method, the effect of these units is antidilutive; therefore, they have been excluded from the computation of earnings per share.

9.        SUBSEQUENT EVENT

          In July 2000, Elizabeth L. Nichols announced her resignation as a Director of the Company effective August 20, 2000 and as President of the Company effective September 1, 2000. The Company and Ms. Nichols entered into a separation agreement that, among other things, terminated her employment agreement and provided for the following: cash payments totaling approximately $2.0 million; immediate vesting of 137,318 shares of unvested restricted stock previously issued under the 1998 Deferred Bonus Plan and the 1999 Long-Term Incentive Plan; forfeiture of 225,000 options to purchase common stock of the Company at $20.75 per share; and extension of the expiration date to June 30, 2001 of 240,208 options to purchase common stock of the Company at amounts ranging from $13.50 to $14.67 per share.

          Amounts related to this separation agreement will be recorded as expenses in the third quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          JDN Realty Corporation is a real estate company which specializes in the development and asset management of retail shopping centers anchored by value-oriented, necessity item retailers. When referred to herein, the term "Company" represents JDN Realty Corporation and its wholly owned or majority-owned subsidiaries. As of June 30, 2000, the Company and JDN Development Company, Inc. ("JDN Development") owned and operated, either directly or indirectly through affiliated entities, 114 shopping center properties containing approximately 12.3 million square feet of gross leasable area ("Company GLA") located in 18 states, with the highest concentrations in Georgia, North Carolina, and Tennessee. The principal tenants of the Company's and JDN Development's properties include Wal-Mart, Lowe's, and Kroger. As of June 30, 2000, no single property accounted for 10% or more of the combined total assets or total revenues of the Company and JDN Development. As of June 30, 2000, the Company and JDN Development, either directly or indirectly through affiliated entities or joint ventures, had 34 projects under construction. The Company was incorporated under Maryland law in 1993 and has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes.

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

          As of June 30, 2000, the Company had invested $4.0 million in JDN Development in the form of equity capital, $124.3 million in the form of secured notes receivable and $56.3 million in the form of unsecured advances. As of June 30, 2000, the Company guaranteed one loan of JDN Development in the amount of approximately $3.5 million. The loan is secured by property owned by JDN Development and is due in September 2000.

Results of Operations

Comparison of the Three Months Ended June 30, 2000 to the Three Months Ended June 30, 1999

           During 2000 and 1999, the Company began operations at 35 properties which it developed totaling 2.8 million square feet (the "Development Properties"). During 2000 and 1999, the Company disposed of 11 properties totaling 2.1 million square feet (the "Disposition Properties"). As indicated below, the Company's results of operations were affected by the Development Properties and the Disposition Properties.

          Minimum and percentage rents increased $618,000 or 2.7% to $23.4 million for the three months ended June 30, 2000 from $22.8 million for the same period in 1999. Minimum and percentage rents increased by $3.7 million as a result of the Development Properties. This increase is offset by a $3.0 million decrease related to the Disposition Properties. The remaining decrease relates to a decrease in minimum and percentage rents at existing properties.

          Recoveries from tenants decreased $280,000 or 9.0% to $2.9 million for the three months ended June 30, 2000 from $3.1 million for the same period in 1999. Recoveries from tenants increased by

$270,000 as a result of the Development Properties. This increase is offset by a $252,000 decrease related to the Disposition Properties. The remaining decrease relates to net decreases in recoveries from tenants at existing properties caused by net decreases in recoverable expenses.

         Operating and maintenance expenses increased $24,000 or 1.3% to $1.9 million for the three months ended June 30, 2000 from $1.9 million for the same period in 1999. Operating and maintenance expenses increased by $137,000 as a result of the Development Properties. This increase is offset by a $145,000 decrease related to the Disposition Properties. The remaining increases are a result of increased operating and maintenance expenses at existing properties.

         Real estate taxes decreased $209,000 or 12.0% to $1.5 million for the three months ended June 30, 2000 from $1.7 million for the same period in 1999. Real estate taxes increased by $166,000 as a result of the Development Properties. This increase is offset by a $140,000 decrease related to the Disposition Properties. The remaining decrease relates to reductions in real estate taxes at existing properties.

         General and administrative expenses increased $238,000 or 12.7% for the three months ended June 30, 2000 over the same period in 1999. General and administrative expenses as a percent of minimum and percentage rents increased to 9.0% for the three months ended June 30, 2000 from 8.2% for the same period in 1999. The increase in general and administrative expenses as a percentage of minimum and percentage rents is a result of a reduction in capitalized costs related to development projects.

         Corporate investigation and legal costs incurred during the three months ended June 30, 2000 of $760,000 represent the accounting and legal costs incurred by the Company primarily as a result of the Special Committee investigation. For more information regarding the investigation by the Special Committee, see Note 4 in Item 1 of this report.

         Depreciation and amortization expense increased $56,000 or 1.0% to $5.6 million for the three months ended June 30, 2000 from $5.5 million for the same period in 1999. Depreciation and amortization increased by $775,000 as a result of the Development Properties. This increase is offset by a $750,000 decrease related to the Disposition Properties. The remaining increase primarily relates to the amortization of computer software.

         Interest expense, net of capitalized amounts, increased $2.8 million or 66.5% to $6.9 million for the three months ended June 30, 2000 from $4.1 million for the same period in 1999. This increase results from an increase in average debt balances between 2000 and 1999, an increase in interest rates on the Company's lines of credit and term loan and an increase in amortization of deferred loan costs (see Note 5 in Item 1 of this report).

         Other income, net decreased $96,000 or 27.5% to $252,000 for the three months ended June 30, 2000 from $348,000 for the same period in 1999. This decrease results primarily from the write-off of deferred costs related to the modification of the Company's Credit Agreements (see Note 4 in Item 1 of this report).

         Equity in net income of unconsolidated entities increased $184,000 or 17.9% to $1.2 million for the three months ended June 30, 2000 from $1.0 million for the same period in 1999. This increase results primarily from an increase in net gains on land sales by JDN Development, offset by other unusual items as follows (amounts are before tax effect): $1.1 million in write off of abandoned projects, $1.2 million in impairment losses, $904,000 in income from the severance agreements and other amounts related to the resignation of four executive officers, and $665,000 in costs related to the special committee's investigation and lawsuits.

         Minority interest in net income of consolidated subsidiary decreased $13,000 or 23.6% to $42,000 for the three months ended June 30, 2000 from $55,000 for the same period in 1999. This decrease results from a decrease in net income allocated to the third-party investors in a consolidated limited partnership.

         Net gain on real estate sales for the three months ended June 30, 2000 of $1.7 million represents a gain on the sale of three shopping center properties.

Comparison of the Six Months Ended June 30, 2000 to the Six Months Ended June 30, 1999

         Minimum and percentage rents increased $1.2 million or 2.7% to $46.5 million for the six months ended June 30, 2000 from $45.3 million for the same period in 1999. Minimum and percentage rents increased by $7.4 million as a result of the Development Properties. This increase is offset by a $5.6 million decrease related to the Disposition Properties. The remaining decrease relates primarily to adjustments in the six months ended June 30, 1999 to the allowance for doubtful accounts which had the effect of increasing minimum and percentage rents during that period.

         Recoveries from tenants decreased $398,000 or 6.3% to $5.9 million for the six months ended June 30, 2000 from $6.3 million for the same period in 1999. Recoveries from tenants increased by $452,000 as a result of the Development Properties. This increase is offset by a $531,000 decrease related to the Disposition Properties. The remaining decrease relates to net decreases in recoveries from tenants at existing properties caused by net decreases in recoverable expenses.

         Operating and maintenance expenses increased $74,000 or 1.8% to $4.1 million for the six months ended June 30, 2000 from $4.1 million for the same period in 1999. Operating and maintenance expenses increased by $339,000 as a result of the Development Properties. This increase is offset by a $258,000 decrease related to the Disposition Properties. The remaining decrease is a result of decreased operating and maintenance expenses at existing properties.

         Real estate taxes decreased $305,000 or 9.0% to $3.1 million for the six months ended June 30, 2000 from $3.4 million for the same period in 1999. Real estate taxes increased by $222,000 as a result of the Development Properties. This increase is offset by a $318,000 decrease related to the Disposition Properties. The remaining decrease relates to reductions in real estate taxes at existing properties.

         General and administrative expenses increased $163,000 or 4.0% for the six months ended June 30, 2000 over the same period in 1999. General and administrative expenses as a percent of minimum and percentage rents increased slightly to 9.0% for the six months ended June 30, 2000 from 8.9% for the six months ended June 30, 1999.

         Corporate investigation costs incurred during the six months ended June 30, 2000 of $2.3 million represent the accounting and legal costs incurred by the Company primarily as a result of the Special Committee investigation. For more information regarding the investigation by the Special Committee, see Note 4 in Item 1 of this report.

         Impairment losses on shopping centers held for sale for the six months ended June 30, 2000 of $1.3 million represent charges to record shopping centers held for sale to their estimated fair value less costs to sell.

         Depreciation and amortization expense increased $180,000 or 1.7% to $11.0 million for the six months ended June 30, 2000 from $10.8 million for the same period in 1999. Depreciation and amortization increased by $1.5 million as a result of the Development Properties. This increase is offset by a $1.4 million decrease related to the Disposition Properties. The remaining increase primarily relates to the amortization of computer software.

         Interest expense, net of capitalized amounts, increased $4.5 million or 55.7% to $12.6 million for the six months ended June 30, 2000 from $8.1 million for the same period in 1999. This increase results from an increase in average debt balances between 2000 and 1999, an increase in interest rates on the Company's lines of credit and term loan and an increase in amortization of deferred loan costs (see Note 5 in Item 1 of this report).

         Other income, net decreased $259,000 or 33.7% to $509,000 for the six months ended June 30, 2000 from $768,000 for the same period in 1999. This decrease results primarily from the write-off of deferred costs related to the modification of the Company's Credit Agreements (see Note 4 in Item 1 of this report).

         Equity in net income of unconsolidated entities decreased $237,000 or 11.2% to $1.9 million for the six months ended June 30, 2000 from $2.1 million for the same period in 1999. This decrease results primarily from a decrease in net gains on land sales by JDN Development offset by other unusual items as follows (amounts are before tax effect): $1.1 million in write off of abandoned projects, $1.2 million in impairment losses, $929,000 in income from the severance agreements and other amounts related to the resignation of the four executive officers, and $665,000 in costs related to the Special Committee's investigation and lawsuits.

         Minority interest in net income of consolidated subsidiary increased $33,000 or 30.1% to $138,000 for the six months ended June 30, 2000 from $105,000 for the same period in 1999. This increase results from an increase in net income allocated to the third-party investors in a consolidated limited partnership.

         Net gain on real estate sales for the six months ended June 30, 2000 of $8.5 million represents gains on the sale of six shopping center properties.

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

          As an inducement to enter into the Settlement Agreement, JDN Development agreed to pay an additional $350,000 to Lowe's. As a further inducement to enter into the Settlement Agreement, the Company and JDN Development agreed to reduce the aggregate selling price by $2.75 million of three Supercenters which the Company and JDN Development intended to sell to Wal-Mart. All of these Supercenter sales closed in June 2000.

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

Separation Agreements

          During the second quarter of 2000, the Company entered into separation agreements with William J. Kerley and J. Donald Nichols related to their respective resignations. The Company recorded expenses associated with these agreements in the amount of approximately $400,000. These amounts were included in general and administrative expenses in the statement of income. JDN Development recorded expenses associated with these agreements in the amount of $175,000. In connection with the resignations of Mr. Kerley and Mr. Nichols, the Company recorded as income previously expensed amounts associated with unvested shares of restricted stock which were forfeited by these individuals pursuant to their separation agreements. These amounts decreased general and administrative expenses by approximately $356,000.

          During the second quarter of 2000, the Company and JDN Development entered into a separation agreement with Jeb L. Hughes and C. Sheldon Whittelsey, IV related to their respective resignations. Pursuant to the terms of this agreement, Messrs. Hughes and Whittelsey forfeited all unvested shares of restricted stock and conveyed land to JDN Development valued at approximately $888,000. In addition, JDN Development recorded as income approximately $191,000 of previously expensed amounts associated with the forfeiture of restricted stock.

          During the third quarter of 2000, the Company entered into a separation agreement with Elizabeth L. Nichols related to the announcement of her resignation as Director and President of the Company. The Company will record amounts associated with this separation agreement, which include cash payments of approximately $2.0 million and the value of 137,318 shares of restricted stock which vest upon her resignation, in the third quarter of 2000.

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

          The Company has presented below the calculation of FFO for the periods indicated:

                                                                            Three Months Ended June 30,
(In thousands)                                                               2000                  1999
                                                                      ------------------   ------------------
                                                                                                (restated)
Net income attributable to common shareholders                         $         9,432      $         10,927
Depreciation of real estate assets                                               5,155                 5,183
Amortization of tenant allowances and tenant improvements                           57                    53
Amortization of deferred leasing commissions                                       132                   127
Net gain on real estate sales                                                   (1,691)                   --
Adjustments related to activities in unconsolidated entities                    (2,145)                  197
                                                                      ----------------     -----------------
FFO                                                                    $        10,940      $         16,487
                                                                      ================     =================

                                                                             Six Months Ended June 30,
                                                                             2000                  1999
                                                                      ------------------   ------------------
                                                                                                (restated)

Net income attributable to common shareholders                         $        22,318      $         21,687
Depreciation of real estate assets                                              10,234                10,156
Amortization of tenant allowances and tenant improvements                          116                   104
Amortization of deferred leasing commissions                                       252                   250
Impairment losses on shopping centers held for sale                              1,289                    --
Net gain on real estate sales                                                   (8,529)                   --
Adjustments related to activities in unconsolidated entities                    (1,959)                  436
                                                                      ----------------     -----------------
FFO                                                                    $        23,721      $         32,633
                                                                      ================     =================

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

Leasing and Property Information

         As of June 30, 2000, Lowe's, Wal-Mart and Kroger represented 17.6%, 8.4% and 3.0%, respectively, of the combined annualized base rent of the Company, JDN Development and affiliated entities (collectively, "Combined Annualized Base Rent"). In addition, at that date, anchor tenants represented 45.4% of Combined Annualized Base Rent and national and regional tenants represented 85.1% of Combined Annualized Base Rent. As of June 30, 2000, properties owned and operated by the Company, JDN Development and affiliated entities were 95.8% leased.

          As of June 30, 2000, the Company, JDN Development and affiliated entities operated in 18 states. Shopping center properties located in Georgia, North Carolina and Tennessee represented 39.7%, 8.3%, and 12.0%, respectively, of Combined Annualized Base Rent.

Liquidity and Capital Resources

Sources and Uses of Funds
-------------------------

          Historically, the Company's primary sources of funds have been cash provided by operating activities and proceeds from lines of credit, term debt, secured mortgage notes payable, debt offerings, equity offerings and selected shopping center sales. The Company's primary uses of funds have historically been development, redevelopment and acquisition of shopping center properties, distributions to shareholders, repayment of outstanding indebtedness, repurchase of common stock, scheduled debt amortization and capital improvements to its existing shopping center properties. The Company generally has used cash provided by operating activities to fund its distributions to shareholders, capital improvements to existing properties and scheduled debt amortization. The Company has used proceeds from its lines of credit, term debt, secured mortgage notes payable, debt and equity offerings and shopping center sales to repay outstanding indebtedness, to repurchase common stock and to fund its ongoing development, redevelopment and acquisition activities .

          During the first six months of 2000, the Company incurred $13.1 million in development costs and advanced $81.9 million to JDN Development and unconsolidated development partnerships to fund their development activities. To fund this development activity, the Company sold all or portions of six shopping centers for net proceeds of approximately $56.6 million. In addition, the Company utilized approximately $40.5 million of the proceeds being held by a qualified intermediary in connection with a deferred exchange which qualifies under Section 1031 of the Code to fund its development activities.

          In November 1999, the Company announced that its Board of Directors had authorized the repurchase of up to 3.0 million shares of its outstanding common stock. The Company has, however, discontinued this common stock repurchase program (see discussion of the Secured Credit Agreements below). During the first quarter of 2000, the Company repurchased a total of 423,500 shares for approximately $6.8 million at an average price of approximately $16.13 per share under this program before it was discontinued.

Indebtedness
------------
          As of June 30, 2000, the Company's indebtedness consisted of the following:

                                                                             Effective                     Percent
                                                               Principal     Interest       Maturity       of Total        Months to
                                                                Balance        Rate           Date       Indebtedness       Maturity
                                                              ----------     --------       --------     ------------      ---------
                                                            (in thousands)
Fixed Rate
----------
     Mortgage note payable - Denver, Colorado                $   22,374       6.81%         17-Jul-01         3.8%            13
     MandatOry Par Put Remarketed Securities ("MOPPRS")(1)       75,000       6.58% (2)     31-Mar-03        12.9%            33
     Mortgage note payable - Richmond, Kentucky                   6,065       7.75% (3)     01-Dec-03         1.0%            41
     Seven Year Notes                                            74,855       7.10% (2)     01-Aug-04        12.9%            49
     Ten Year Notes                                              84,811       7.23% (2)     01-Aug-07        14.6%            85
     Mortgage note payable - Milwaukee, Wisconsin                 4,649       7.75%         01-Aug-09         0.8%           109
     Mortgage note payable - Jackson, Mississippi                 6,783       9.25% (4)     01-Mar-17         1.2%           200
     Mortgage note payable - Marietta, Georgia                   10,876       7.66% (2)     15-Nov-17         1.9%           209
     Mortgage note payable - Lilburn, Georgia                    12,610       6.70% (2)     10-Feb-16         2.2%           212
     Mortgage note payable - Woodstock, Georgia                  11,857       6.55% (2)     15-Apr-18         2.0%           214
     Mortgage note payable - Hendersonville, Tennessee           10,677       7.66% (2)     15-Jan-19         1.8%           223
     Mortgage note payable - Alpharella, Georgia                 13,448       6.62% (2)     15-Apr-19         2.3%           226
                                                             ----------     ------                          -----            ---
                                                                334,005       7.07%                          57.5%            86
Floating Rate
-------------
     Term Loan                                                  100,000      10.44% (5)     14-Jun-01        17.2%            11
     Revolving Line of Credit                                   147,000      10.26% (5)     14-Jun-01        25.3%            11
                                                             ----------     ------                         ------            ---
                                                                247,000      10.33%                          42.5%            11
                                                             ----------     ------                         ------            ---
                                                             $  581,005       8.46                          100.0%            54
                                                             ==========     ======                         ======            ===

(1) Represents notes payable with a stated rate of 6.918% and a stated maturity date of March 31, 2013. These notes are subject to mandatory tender on March 31, 2003.
(2) Represents stated rate plus amortization of deferred loan costs.
(3) The interest rate of this note is adjusted on December 1 of each year.
(4) The note can be prepaid after March 1, 2002 with 90 days written notice to the Lender. The Company will not incur any prepayment penalties in association with the loan prepayment after this date.
(5) Represents stated rule of LIBOR plus 2.50% plus amortization of deferred loan cost.


     As a result of the unrecorded and undisclosed transactions described in
Note 4 to Item 1 of this report, it was determined that the Company had breached certain non-financial and non-operating covenants contained in the Revolving Line of Credit and the Term Loan (collectively the "Credit Agreements"). On March 2, 2000, the Company entered into a continued funding agreement and an interim agreement with the bank groups which suspended the breach of these covenants and permitted the Company to access credit on an unsecured basis under the Revolving Line of Credit from February 14, 2000 until these agreements expired on April 14, 2000.

     From April 15, 2000 to May 23, 2000, the Company was in default under the Credit Agreements and incurred interest at the default rate, which from 11.0% to 11.5% during the period. On May 23, 2000, the Company closed a Second Amended and Restated Credit Agreement (the "Secured Line of Credit") and an Amended and Restated Term Loan Agreement (the "Secured Term Loan"), each effective as of May 19, 2000 (the Secured Line of Credit and the Secured Term Loan collectively referred to herein as the "Secured Credit Agreement"). Significant changes in the Secured Line of Credit as compared to the Revolving Line of Credit include the following:

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

     The Company has agreed in the Secured Credit Agreements not to purchase or finance the purchase of its common or preferred equity securities (except, in the case of its common stock, as may be required to fund employee benefit plans in the ordinary course of business or to satisfy the requirements of stock option plans) or debt securities, or to make any voluntary prepayment of such debt securities other than with proceeds of the sale of shopping center properties not included in the Borrowing Base Properties. In addition, the Secured Credit Agreements restrict the amount of distributions to common and preferred shareholders to 100% of REIT taxable income, as defined in the Code, for the year ended December 31, 2000 and to 95% of REIT taxable income for the year ended December 31, 2001. The Company paid the banks up-front fees of $1.8 million in connection with the Secured Credit Agreements and incurred $497,000 in costs to secure the Borrowing Base Properties.

Future Sources and Uses of Funds
--------------------------------
     During July 2000, the Company closed the sale of a Wal-Mart Supercenter for gross proceeds of approximately $13.7 million. The Company used these proceeds to reduce amounts outstanding on its Revolving Line of Credit and to fund its ongoing development projects.

     As of July 31, 2000, the Company, JDN Development and affiliated entities had 34 projects under construction. In addition, the Company and JDN Development intend to commence construction during the remainder of 2000 on approximately seven additional projects. The Company expects that the capital required to fund the future costs of these 41 projects, net of construction reimbursements and land sales to retailers who will build and own their space in these shopping centers, is approximately $117.9 million. As of July 31, 2000, the Company had $51.0 million available under its Secured Line of Credit.

     The Company believes that it will be unable to fund any of these remaining costs with issuances of unsecured debt, public issuances of common stock or preferred stock as a result of, among other things, unfavorable capital markets for the foreseeable future. Because of the delay in filing the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and the delay in filing its Form 10-Q for the three months ended March 31, 2000, the Company is not currently eligible to issue securities under its existing shelf registration statement on Form S-3 or to utilize Form S-3 for any future securities issuances until it has made timely filings of periodic reports with the SEC for at least twelve months. In addition, the Company's medium-term note program has been terminated. Therefore, even if capital markets were to become more favorable for the issuance of securities, public issuances of debt or equity securities would be more costly and require additional time to consummate.

     Furthermore, the Company is limited on the amount of secured debt outstanding at any given time to 40% of its Adjusted Total Assets, as defined in the applicable indenture. As of June 30, 2000, the

Company's ratio of secured debt to Adjusted Total Assets was 28.8%. Therefore, the Company has only a limited ability to fund its development projects with proceeds from secured indebtedness.

     The Company and JDN Development expect to fund the majority of the remaining amounts of their development projects from the sale of all or portions of operating shopping center properties. As of July 31, 2000, the Company and JDN Development have been negotiating the sale of all or portions of 10 shopping centers with an aggregate net book value of approximately $61.9 million for estimated aggregate proceeds of approximately $70.9 million. Seven of these properties include the sale of a Wal-Mart Supercenter, a Lowe's store or both. The Company expects the remaining properties to be sold in the third and fourth quarters of 2000. The closing of these transactions is dependent upon, among other things, completion of due diligence and the ability of some of the purchasers to successfully obtain financing. Therefore, there can be no assurance that any of these transactions will close when expected or at all, nor can there be any assurance that, if closed, the transactions will produce sufficient liquidity to enable the Company to fund the remaining amounts of its development projects. In addition, as a part of its normal development process, the Company and JDN Development expect to sell various outparcels of land at its centers.

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

     In order for the Company to continue to qualify as a REIT, it must annually distribute to its shareholders at least 95% (or 90% after December 31, 2000) of its taxable income (excluding any net capital gains). Management believes that the Company will be able to meet this requirement in 2000 with cash provided by operating activities. In addition, management believes that cash provided by operating activities will be adequate to fund improvements to the Company's shopping center properties, leasing costs and scheduled debt amortization in 2000.

     As a result of the undisclosed compensation and the related party transactions described in Note 4 to Item 1 of this report, the Company is subject to, and may become subject to additional, legal proceedings, and may also become the subject of governmental regulatory proceedings. These proceedings may result in liabilities, fines, penalties or other remedies that, if material in amount could adversely affect the Company's liquidity and reduce its capital resources.

     As of June 30, 2000, the Company's debt requires the following payments in the future:

(Dollars in thousands)
                                                           Percent of Debt
Year                                 Total                    Expiring
-----------------------------------------------------------------------------
2000                                  $    1,407                          0.2%
2001                                     270,557                         46.6%
2002                                       1,476                          0.3%
2003                                      81,786                         14.1%
2004                                      76,289                         13.1%
2005                                       1,539                          0.3%
2006                                       1,655                          0.3%
2007                                      86,592                         14.9%
2008                                       1,919                          0.3%
2009                                       1,823                          0.3%
2010                                       1,834                          0.3%
Thereafter                                54,128                          9.3%
                                     -----------                -------------
                                      $  581,005                        100.0%
                                     ===========                =============

     A significant portion of the Company's debt matures in June 2001. Management anticipates beginning the process for refinancing these obligations in the second half of 2000. With respect to its other maturing obligations, management will evaluate various alternatives and select the best available options based on market conditions at the time. There can be no assurance, however, that the debt or equity capital markets will be favorable or available in the future, and unfavorable or unavailable markets could limit the Company's ability to continue to operate its business as it has in the past, complete development projects or repay or refinance maturing debt.

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

     As of June 30, 2000, the Company had one interest rate swap agreement and one interest rate cap agreement as described below:

                                                                                  Effective        Termination
Description of Agreement           Notional Amount          Strike Price             Date             Date
------------------------           ---------------          ------------          ---------        -----------
LIBOR, 30-day "Rate Cap"           $   100,000,000                 6.500%           8/21/99 (1)        8/21/00

LIBOR, 30-day "Rate Swap"          $    50,000,000                 6.485%           2/11/97            1/1/01

(1)   The Company paid a one-time $88,000 fee.



     The Company's future earnings, cash flows and fair values of financial instruments are primarily dependent upon market rates of interest such as LIBOR.

Contingencies

     See Part II, Item 1 "Legal Proceedings" of this report for a discussion of contingencies related to ongoing legal proceedings involving the Company.

     The Company expects to incur legal and professional fees during the year ended December 31, 2000 in amounts significantly in excess of those incurred in previous years as a result of the litigation noted above and as a result of the special committee's investigation. The Company records these expenses as they are incurred. For the period from January 1, 2000 to June 30, 2000, the Company and JDN Development have expensed approximately $2.9 million in legal and professional fees related to the special committee's investigation and class action lawsuits. The Company cannot reasonably predict, with any degree of certainty, the additional legal and professional fees which will be incurred related to the litigation, the special committee's investigation, or any other related investigation by the SEC, the New York Stock Exchange, Internal Revenue Service or any other regulatory body.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

     During the six months ended June 30, 2000, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

     The class actions filed in federal court allege violations of the federal securities laws and allege that, by failing to report the undisclosed compensation, unauthorized benefits and related party transactions to the public in the Company's financial statements, public filings, and otherwise, the defendants made or participated in making material misstatements or omissions which caused the plaintiffs to purchase the Company's stock at an artificially inflated price. The plaintiffs seek compensatory damages of an indeterminate amount, interest, attorneys' fees, experts' fees and other costs and disbursements. The federal class actions have now been consolidated and are pending in the United States District Court for the Northern District of Georgia.

     A class action lawsuit was also filed by the Company's shareholders against the Company, JDN Development and four former officers and directors of these companies (Jeb L. Hughes, C. Sheldon Whittelsey, IV, J. Donald Nichols and William J. Kerley) in the Superior Court of Gwinnett County, Georgia. The complaint contains substantially the same factual allegations asserted in the federal class actions, but purports to seek relief under state law. The complaint contains claims of common law fraud, conversion and purposed violations of Georgia's Racketeer Influenced and Corrupt Organizations Act. In that action, the plaintiffs seek compensatory and punitive damages, attorneys' fees and expenses, interest and equitable relief. The case has now been removed to federal court, and the Company and JDN Development have moved to consolidate the case with the other class actions. The plaintiffs have moved to remand the case to state court, and are opposing consolidation.

     Another class action lawsuit has been filed by several individual holders of the Company's preferred stock against J. Donald Nichols and Elizabeth L. Nichols, alleging violations of the federal securities laws. The Company and JDN Development have not been named as defendants in this lawsuit, which is pending in the United States District Court for the Middle District of Tennessee.

     Two lawsuits were filed in July 2000 against the Company as a nominal defendant, as well as individual defendants J. Donald Nichols, Elizabeth L. Nichols, Craig Macnab, Philip G. Satre, William G. Byrnes, Haywood D. Cochrane, Jr., William B. Greene, Jeb L. Hughes, C. Sheldon Whittelsey, IV and William J. Kerley in the United States District Court for the Northern District of Georgia, Atlanta Division. The Plaintiffs purport to bring the suit as a derivative action. The complaints allege that the individual defendants, from 1994 through 1999, violated certain duties in connection with the previously undisclosed compensation arrangements. The complaints also allege claims for breach of fiduciary duty, abuse of control, waste of corporate assets, unjust enrichment and gross mismanagement. The plaintiffs, on behalf of the Company, seek injunctive relief, compensatory and punitive damages and disgorgement of all profits and gains by the individual defendants.

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

     On April 28, 2000, Lake Lucerne Estates Civic Club, Inc., a nonprofit homeowners association located in Gwinnett County, Georgia, and a number of individual plaintiffs, filed suit against JDN Development, Lowe's Companies, Inc. and Haygood Contracting, Inc. The suit was filed in the Superior Court of Fulton County, Georgia. The complaint asserts trespass, nuisance and negligence against JDN Development in connection with the development of a shopping center anchored by Lowe's. JDN Development has filed defensive pleadings denying liability, and discovery is now being conducted by both sides.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          See Note 5 in Part I, Item 1 of this report.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not applicable

ITEM 5.   OTHER INFORMATION
          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.1 Severance Agreement by and between Elizabeth L. Nichols and the Company dated as of July 26, 2000

               12    Statement re: Computation of Ratio of Earnings to Fixed
                     Charges

               27    Financial Data Schedule

          (b)  Reports on Form 8-K

               During the three months ended June 30, 2000, the Company filed the following reports on Form 8-K:

               (i) Form 8-K dated April 12, 2000 containing a press release related to the Special Committee investigation, the delay of the Company's annual report, management changes and discussions with bank groups.

               (ii) Form 8-K dated April 13, 2000 containing a press release related to the resignation of J. Donald Nichols from remaining positions with the Company and JDN Development Company, Inc.

               (iii) Form 8-K dated April 17, 2000 containing a press release related to the expiration of funding agreements and the engagement of a financial advisor.

               (iv) Form 8-K dated May 23, 2000 containing (1) Tenant Estoppel and Release dated May 23, 2000, (2) Second Amended and Restated Credit Agreement dated as of May 19, 2000 between the Company and Wachovia Bank, N.A., as Agent for the Bank Group, (3) $100,000,000 Amended and Restated Term Loan Agreement dated as of May 19, 2000 among the Company, Wachovia Bank, as Agent for the bank group and PNC Bank, National Association, as Documentation Agent and (4) a press release related thereto.

               (v) Form 8-K dated June 16, 2000 relating to the Company's quarterly earnings conference call for the quarter and year ended December 31, 1999.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     August 14, 2000                     /s/ Craig Macnab
--------------------------               -------------------------
     (Date)                              Craig Macnab
                                         Chief Executive Officer



     August 14, 2000                     /s/ John D. Harris, Jr.
--------------------------               -------------------------
     (Date)                              John D. Harris, Jr.
                                         Vice President and Interim
                                         Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit
Number               Exhibit
------               -------

10.1           Severance Agreement by and between Elizabeth L. Nichols and the
               Company dated as of July 26, 2000
12             Statement re: Computation of Ratio of Earnings to Fixed Charges
27             Financial Data Schedule