Form 10-Q
period 2000-09-30
JDN REALTY CORP
filed 2000-11-14
CIK 916836

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________.

Commission file number    001-12844
                      ----------------

                            JDN REALTY CORPORATION
                            ----------------------
            (Exact name of registrant as specified in its charter)

           Maryland                                      58-1468053
-------------------------------                          ----------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


         359 East Paces Ferry Road, NE, Suite 400, Atlanta, GA  30305
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

Yes   X     No
   ------     --------

     As of October 31, 2000, 32,752,354 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

FORWARD-LOOKING STATEMENTS IN FORM 10-Q

     Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used, statements which are not historical in nature including the words "anticipate," "estimate," "should," "expect," "believe," "intend" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, for example, statements regarding JDN Realty Corporation's liquidity, the availability of capital resources, capital expenditures, continuing relationships with tenants and vendors, and litigation. Forward-looking statements are, by their nature, subject to known and unknown risks and uncertainties. Among the factors that could cause actual results to differ materially from those anticipated are the following: changes in the composition of senior management and the Board of Directors described in this report and in JDN Realty Corporation's Annual Report on Form 10-K for the year ended December 31, 1999; any additional future changes in the composition of senior management and the Board of Directors; a decrease in the number of development assignments from Wal-Mart and Lowe's; the ability to attract and retain key employees; the impact of restated financial statements in JDN Realty Corporation's Annual Report on Form 10-K for the year ended December 31, 1999; any future default under any of JDN Realty Corporation's or JDN Development Company, Inc.'s bank credit facilities and the impact of special terms and conditions of such facilities, including the reduced availability and increased interest costs thereunder; business conditions and the general economy, especially as they affect interest rates and value-oriented retailers; the federal, state and local regulatory environment; the ability to refinance maturing debt obligations on acceptable terms; the availability of debt and equity capital with acceptable terms and conditions including, without limitation, the availability of bank credit to fund development activities; the ability to sell operating shopping center properties and parcels of land on schedule and upon economically favorable terms; the availability of partners for joint venture projects and the ability to negotiate favorable joint venture terms; the availability of new development opportunities; changes in the financial condition or corporate strategy of or business relations with primary retail tenants, in particular those of Wal-Mart and Lowe's; the outcome and costs of pending litigation and investigations; the ability to fund, complete and lease existing development and redevelopment projects on schedule and within budget; tax legislation affecting the development business of JDN Realty Corporation and JDN Development Company, Inc.; and the ability of JDN Realty Corporation to maintain its qualification as a REIT. Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are detailed from time to time in press releases and reports filed by JDN Realty Corporation with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K. For example, see "Risk Factors" under Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART I
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                                                                   Page No.
                                                                                   --------


Condensed Consolidated Balance Sheets - September 30, 2000 and December 31, 1999       3

Condensed Consolidated Statements of Income - Three Months Ended September 30, 2000
 and 1999                                                                              4

Condensed Consolidated Statements of Income - Nine Months Ended September 30, 2000
 and 1999                                                                              5

Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30,
2000 and 1999                                                                          6

Notes to Condensed Consolidated Financial Statements                                   7


                            JDN REALTY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    September 30,     December 31,
                                                                        2000             1999
                                                                    -------------     ------------
                                                                     (Unaudited)
                                                                           (In thousands)
ASSETS
 Shopping center properties held for use in operations, at cost:
  Land                                                               $  199,818          $189,506
  Buildings and improvements                                            603,515           644,089
                                                                     ----------        ----------
                                                                        803,333           833,595
  Less: accumulated depreciation and amortization                       (73,260)          (69,321)
                                                                     ----------        ----------
   Shopping center properties held for use in operations, net           730,073           764,274
 Shopping center properties under development                            56,343           104,609
 Shopping center properties held for sale                                44,995            22,463
                                                                     ----------        ----------
   Total shopping center properties                                     831,411           891,346
 Cash and cash equivalents                                                2,301             2,076
 Proceeds receivable from deferred exchange                                   -            40,476
 Rents receivable                                                         9,111            10,272
 Investments in and advances to unconsolidated entities                 231,355           154,438
 Deferred costs, net of amortization                                      6,657             5,099
 Other assets                                                            13,942            13,088
                                                                     ----------        ----------
                                                                     $1,094,777        $1,116,795
                                                                     ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities
  Unsecured notes payable                                            $  234,682          $234,635
  Lines of credit and term loan                                         232,000           235,000
  Mortgage notes payable                                                 98,405           101,247
  Accounts payable and accrued expenses                                   9,953            16,328
  Other liabilities                                                       5,943             9,500
                                                                     ----------        ----------
   Total liabilities                                                    580,983           596,710
                                                                     ----------        ----------
 Third party investors' interest                                          3,504             4,256

 Shareholders' Equity
  Preferred stock, par value $.01 per share -
   authorized 20,000,000 shares: 9 3/8% Series A
   Cumulative Redeemable Preferred Stock,
   liquidation preference $25 per share, issued and
   outstanding 2,000,000 shares in 2000 and 1999,
   respectively                                                              20                20
  Common stock, par value $.01 per share -
   authorized 150,000,000 shares, issued and
   outstanding 32,840,659 and 33,401,468 shares
   in 2000 and 1999, respectively                                           328               334
  Paid-in capital                                                       512,445           518,504
  Accumulated deficit                                                    (2,503)           (3,029)
                                                                     ----------        ----------
                                                                        510,290           515,829
                                                                     ----------        ----------
                                                                     $1,094,777        $1,116,795
                                                                     ==========        ==========

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                             Three Months Ended September 30,
                                                                  2000              1999
                                                              ------------      ------------
                                                                                 (restated)
                                                                      (In thousands)
Revenues:
   Minimum and percentage rents                                  $23,045           $23,633
   Recoveries from tenants                                         2,845             2,977
   Other revenue                                                   1,905                46
                                                                 -------           -------
       Total revenues                                             27,795            26,656

Operating expenses:
   Operating and maintenance                                       1,992             2,065
   Real estate taxes                                               1,538             1,564
   General and administrative                                      1,901             1,878
   Corporate investigation and legal costs                           479                 -
   Severance expense                                               3,376                 -
   Depreciation and amortization                                   5,200             5,651
                                                                 -------           -------
       Total operating expenses                                   14,486            11,158
                                                                 -------           -------
   Income from operations                                         13,309            15,498

Other income (expense):
   Interest expense, net                                          (6,100)           (4,866)
   Other income, net                                                 716               728
   Equity in net income of unconsolidated entities                   319             1,013
                                                                 -------           -------
Income before minority interest in net income of consolidated
   subsidiaries and net gain on real estate sales                  8,244            12,373
Minority interest in net income of consolidated subsidiaries         (42)              (55)
                                                                 -------           -------
Income before net gain on real estate sales                        8,202            12,318
Net gain on real estate sales                                      3,821             6,283
                                                                 -------           -------
Net income                                                        12,023            18,601
Dividends to preferred shareholders                               (1,172)           (1,172)
                                                                 -------           -------
Net income attributable to common shareholders                   $10,851           $17,429
                                                                 =======           =======
Net income per common share
   Basic                                                         $  0.34           $  0.53
                                                                 -------           -------
   Diluted                                                       $  0.34           $  0.52
                                                                 -------           -------
Dividends per common share                                       $ 0.300           $ 0.395
                                                                 =======           =======

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                              Nine Months Ended September 30,
                                                                   2000              1999
                                                                 --------         ----------
                                                                                  (restated)
                                                                       (In thousands)
Revenues:
  Minimum and percentage rents                                   $ 69,528         $ 68,900
  Recoveries from tenants                                           8,792            9,322
  Other revenue                                                     1,907               64
                                                                 --------         --------
       Total revenues                                              80,227           78,286

Operating expenses:
  Operating and maintenance                                         6,129            6,128
  Real estate taxes                                                 4,611            4,942
  General and administrative                                        5,769            5,918
  Corporate investigation and legal costs                           2,729                -
  Severance expense                                                 3,711                -
  Impairment losses on shopping centers held for sale               1,289                -
  Depreciation and amortization                                    16,157           16,428
                                                                 --------         --------
       Total operating expenses                                    40,395           33,416
                                                                 --------         --------
  Income from operations                                           39,832           44,870

Other income (expense):
  Interest expense, net                                           (18,738)         (12,983)
  Other income, net                                                 1,225            1,496
  Equity in net income of unconsolidated entities                   2,196            3,126
                                                                 --------         --------
Income before minority interest in net income of consolidated
  subsidiaries and net gain on real estate sales                   24,515           36,509
Minority interest in net income of consolidated subsidiaries         (180)            (160)
                                                                 --------         --------
Income before net gain on real estate sales                        24,335           36,349
Net gain on real estate sales                                      12,350            6,283
                                                                 --------         --------
Net income                                                         36,685           42,632
Dividends to preferred shareholders                                (3,516)          (3,516)
                                                                 --------         --------
Net income attributable to common shareholders                   $ 33,169         $ 39,116
                                                                 ========         ========
Net income per common share:
  Basic                                                          $   1.03         $   1.18
                                                                 ========         ========
  Diluted                                                        $   1.02         $   1.16
                                                                 ========         ========
Dividends per common share                                       $  0.995         $  1.150
                                                                 ========         ========

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                               Nine Months Ended September 30,
                                                                    2000             1999
                                                                 ---------         --------
                                                                       (In thousands)

Net cash provided by operating activities                         $ 39,038          $ 40,844

Cash flows from investing activities:
  Development of shopping center properties                        (27,955)         (140,314)
  Improvements to shopping center properties                        (4,328)             (937)
  Investments in and advances to unconsolidated entities           (75,473)          (16,619)
  Proceeds from real estate sales                                   79,796            27,837
  Other                                                             (1,276)              953
                                                                 ---------         ---------
Net cash used in investing activities                              (29,236)         (129,080)

Cash flows from financing activities:
  Proceeds from lines of credit                                    151,996           529,041
  Proceeds from mortgages and notes payable                              -            39,454
  Principal payments on lines of credit                           (154,996)         (442,559)
  Principal payments on mortgages and notes payable                 (2,269)           (1,099)
  Proceeds from issuance of common shares, net of
   underwriting commissions and offering expenses                        -            11,238
  Repurchases of common stock                                       (6,843)                -
  Distributions paid to preferred shareholders                      (3,516)           (3,516)
  Distributions paid to common shareholders                        (32,644)          (38,464)
  Proceeds from deferred exchange of properties                     40,476                 -
  Other                                                             (1,781)           (2,487)
                                                                 ---------         ---------
Net cash (used in) provided by financing activities                 (9,577)           91,608
                                                                 ---------         ---------
Increase in cash and cash equivalents                                  225             3,372
Cash and cash equivalents, beginning of period                       2,076                 -
                                                                 ---------         ---------
Cash and cash equivalents, end of period                         $   2,301         $   3,372
                                                                 =========         =========

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                              September 30, 2000


1.   THE COMPANY

     JDN Realty Corporation (the "Company") is a real estate company engaged in the development and asset management of retail shopping centers. As of
September 30, 2000, the Company's operating shopping centers and development projects were located in 20 states. The Company has elected to be taxed as a real estate investment trust ("REIT").

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition. On June 26, 2000, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin No. 101B which deferred the effective date of Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, until the fourth quarter of 2000. Among other things, SAB 101 requires that lessors cannot recognize contingent rent, such as percentage rent, as income until the contingency is resolved. The Company presently records percentage rent during the periods earned, in some cases before the date on which certain sales thresholds are met and the contingencies are resolved. The Company will record a cumulative effect adjustment of approximately $400,000 in the fourth quarter of 2000 upon adoption of SAB 101.

     Derivative Instruments and Hedging Activities. In June 1998, the Financial Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement No. 133"). Statement No. 133 was amended by SFAS No. 137 and SFAS No. 138, and is required to be adopted for fiscal years beginning after June 15, 2000. Statement No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. For derivatives designated as hedges, the change in the fair value of the derivative will either be offset against the change in the fair value of the hedged asset, liability, or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Derivatives that are not hedges must be adjusted to fair value through income. Management does not currently believe that the implementation of Statement No. 133 will have a material impact on the Company's financial position or results of operations.

     Income Taxes. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company will not be subject to federal income taxes to the extent that it distributes annually at least 95% (90% after December 31, 2000) of its taxable income to its shareholders and satisfies certain other requirements defined in the Code. To the extent that the Company sells property owned prior to converting to REIT status, the Company will be obligated to pay income taxes on any gains (in excess of any accumulated losses) realized on these sales, provided that the actual gain is in excess of the "built-in-gain" assigned at the time of REIT conversion. In the third quarter of 2000, the Company sold one such property and has established a provision for income taxes associated with this sale which has been netted against gain on real estate sales. No other provision has been made for federal income taxes in the accompanying condensed consolidated financial statements for the periods presented.

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

     The undisclosed compensation arrangements and unauthorized benefits were not recorded or disclosed in the Company's or JDN Development's accounting records and previously issued financial statements as of and for the years ended December 31, 1994 through 1998. As a result, the Company restated its financial statements for the years ended December 31, 1994 through 1998. In addition, the Company restated its quarterly results for each quarter in 1998 and for the
first three quarters of 1999.   The restatements reflect additional expenses of
the Company or JDN Development at the time of the compensation or unauthorized benefit. These amounts also changed the gains or losses on subsequent sales at the projects involved; such changes are included in the restated financial statements.

     A summary of the findings of the Special Committee, which has concluded its investigation, is included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The costs of the investigation and other related litigation are being expensed as incurred. The Company and JDN Development have expensed $479,000 and $110,000, respectively for the three months ended September 30, 2000, and $2.7 million and $776,000, respectively, in the nine months ended September 30, 2000.

     See Note 5 for discussion of the related impact to the Company's credit agreements.

     The following is a reconciliation of net income previously reported to restated net income.

                                                    Three months ended    Nine months ended
                                                    September 30, 1999   September 30, 1999
                                                    ------------------   ------------------
                                                                (In thousands)
Net income as previously reported                              $18,817              $43,293
Adjustment to equity in net income of:
 JDN Development Company, Inc.                                     (43)                (161)
 Other                                                            (173)                (500)
                                                               -------              -------
Net income - restated                                           18,601               42,632
Dividends to preferred shareholders                             (1,172)              (3,516)
                                                               -------              -------
Net income attributable to common
 shareholders - restated                                       $17,429              $39,116
                                                               =======              =======
Income per share - basic
Net income as previously reported                              $  0.53              $  1.20
Effect of restated net income                                    (0.01)               (0.02)
                                                               -------              -------
Net income attributable to common
 shareholders - restated                                       $  0.52              $  1.18
                                                               -------              -------
Income per share - diluted
Net income as previously reported                              $  0.52              $  1.18
Effect of restated net income                                        -                (0.02)
                                                               -------              -------
Net income attributable to common
 shareholders - restated                                       $  0.52              $  1.16
                                                               =======              =======

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

     From April 15, 2000 to May 23, 2000, the Company was in default under the Credit Agreements and incurred interest at the default rate, which ranged from 11.0% to 11.5% during that period. On May 23, 2000, the Company entered into a Second Amended and Restated Credit Agreement (the "Secured Line of Credit") and an Amended and Restated Term Loan Agreement (the "Secured Term Loan"), each effective as of May 19, 2000 (the Secured Line of Credit and the Secured Term Loan collectively referred to herein as the "Secured Credit Agreements"). Significant changes in the Secured Line of Credit as compared to the Revolving Line of Credit include the following:

     . Reduced maximum borrowings allowed from $200.0 million to $175.0 million; . Changed the maturity date from May 2002 to June 2001;
     . Changed the facility from unsecured to secured;
     . Increased the borrowing rate from LIBOR plus 1.15% to LIBOR plus 2.50%;

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

     The Secured Term Loan amended the Term Loan to, among other things, increase the borrowing rate from LIBOR plus 1.40% to LIBOR plus 2.50%, to change the maturity date from February 2002 to June 2001 and to change the facility from unsecured to secured.

     The Secured Credit Agreements provide that the loans thereunder will be secured by first priority security interests in the Borrowing Base Properties, as defined in the Secured Credit Agreements. The Borrowing Base Properties consist of 50 properties with a book value before accumulated depreciation of approximately $434.0 million at September 30, 2000. Generally, each Borrowing Base Property must maintain occupancy and leasing percentages of 80% or higher and in the aggregate 60% of the value of the Borrowing Base Properties (based upon a 10% capitalization rate on annualized Net Operating Income, as defined) must be equal to or exceed the Commitments, as defined in the Secured Credit Agreements.

     The Company has agreed in the Secured Credit Agreements not to repurchase or finance the repurchase of debt securities, or to make any voluntary prepayment of such debt securities other than with proceeds of the sale of shopping center properties not included in the Borrowing Base Properties. The Company has also agreed in the Secured Credit Agreements not to purchase, redeem, retire or acquire any shares of its common or preferred equity securities (except as allowed in accordance with the definition of Restricted Payments). In addition, the Secured Credit Agreements restrict the amount of distributions to common and preferred shareholders to 100% of REIT taxable income, as defined in the Code, for the year ended December 31, 2000 and to 95% of REIT taxable income for the year ended December 31, 2001. In the second quarter, the Company paid the banks up-front fees of $1.8 million in connection with the Secured Credit Agreements. To date the Company has also incurred approximately $1.5 million in costs to secure the Borrowing Base Properties, $1.0 million of which were incurred in the third quarter of 2000. These fees and costs were recorded as deferred financing costs with the related amortization to be recorded over the life of the Secured Credit Facilities. In addition, during the nine months ended September 30, 2000, the Company wrote off $159,000 in unamortized deferred financing costs related to the Revolving Line of Credit as a result of the modifications.

     In the fourth quarter of 2000, the Company executed a Consent and First Amendment to the Second Amended and Restated Credit Agreement for the Secured Line of Credit and a similar Amendment for the Term Loan (the "Amendments") effective September 30, 2000. The Amendments modified the Secured Credit Agreements as follows:

     . Reduced the borrowing rate from LIBOR plus 2.50% to LIBOR plus 2.25%; . Modified the definition of Secured Debt to include all debt secured by real property; and
     . Modified the provisions for Replacement Properties.

6.   INTEREST RATE CAP AGREEMENT

     On August 21, 2000, the Company entered into a two-year forward interest rate cap on $100.0 million of its floating rate debt. The cap effectively limits the floating one-month LIBOR rate on its Term Loan to 7.25% or less over a two-year period.

7.   SHOPPING CENTER DISPOSITIONS

     During the third quarter of 2000, the Company sold the following assets:

                                                          Disposition        Company GLA
Location                                                      Date          (square feet)       Sales Price
-----------------------------------------------------------------------------------------------------------
Newnan, Georgia (1)                                        7/11/2000            204,170         $13,743,777
Wilmington, North Carolina                                 8/23/2000            169,437           8,900,000
Wilmington, North Carolina                                  9/8/2000                  - (2)         800,000
                                                                                -------         -----------
                                                                                373,607         $23,443,777
                                                                                =======         ===========

(1) Sale of only the Wal-Mart at this location
(2) Sale of vacant land only.

8.   CONTINGENCIES

     Since the Company's announcement of the undisclosed compensation arrangements and unauthorized transactions described in Note 4, a number of lawsuits have been filed against the Company. One or more of these suits also names as defendants JDN Development and certain current and former officers and directors of JDN Development and/or the Company.

     Certain class actions filed in federal court allege violations of the federal securities laws asserting that by failing to report the undisclosed compensation, unauthorized benefits and related party transactions to the public in the Company's financial statements, public filings, and otherwise, the defendants made or participated in making material misstatements or omissions which caused the plaintiffs to purchase the Company's stock at artificially inflated prices. The plaintiffs in these lawsuits seek compensatory damages of an indeterminate amount, interest, attorneys' fees, experts' fees and other costs and disbursements. These federal class actions (the "Consolidated Class Actions") have now been consolidated and are pending in the United States District Court for the Northern District of Georgia.

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

     Another class action lawsuit has been filed in the Northern District of Georgia naming J. Donald Nichols, Elizabeth Nichols, the Company, and certain underwriters involved in a preferred stock offering by the Company in 1998. The lawsuit raises allegations similar to those raised in the Consolidated Class Actions, but it is based on purposed misrepresentations or omissions in the Company's registration statement and prospectus in connection with the 1998 offering.

     Lawsuits have also been filed against the Company as a nominal defendant, as well as individual defendants J. Donald Nichols, Elizabeth L. Nichols, Craig Macnab, Philip G. Satre, William G. Byrnes, Haywood D. Cochrane, Jr., William B. Greene, Jeb L. Hughes, C. Sheldon Whittelsey, IV and William J. Kerley in the United States District Court for the Northern District of Georgia, Atlanta Division and in Fulton County Superior Court. Each of the named individuals are current or former executives or directors of the Company or JDN Development. The plaintiffs purport to bring these suits as derivative actions. The complaints allege that the individual defendants, from 1994 through 1999, violated certain duties in connection with the previously undisclosed compensation arrangements. The complaints also allege claims for breach of fiduciary duty, abuse of control, waste of corporate assets, unjust enrichment and gross mismanagement. The plaintiffs, on behalf of the Company, seek injunctive relief, compensatory and punitive damages and disgorgement of all profits and gains by the individual defendants.

     The Company believes that it has meritorious defenses to the claims brought in the lawsuits described above, but there can be no assurance that such defenses will be successful or that the lawsuits will not have a material adverse effect on the Company's financial position, results of operations and cash flows. In addition, the timing of the final resolution of these proceedings is uncertain.

     The Company is also subject to a formal order of investigation initiated by the SEC as of 8/2/00. The Company has voluntarily produced certain documents and other information regarding the compensation arrangements, unauthorized benefits and related party transactions discussed in Part 1 of this request. Regulatory agencies and self-regulatory organizations such as the SEC, the New York Stock Exchange, the Internal Revenue Service and state tax authorities may seek to impose fines, penalties or other remedies against the Company. The imposition of any such fines, penalties or other remedies could have a material adverse impact on the Company.

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

9.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):



                                                Three months ended September 30,    Nine months ended September 30,
                                                     2000              1999             2000              1999
-----------------------------------------------------------------------------------------------------------------
                                                                    (restated)                         (restated)
Numerator:
   Net income                                       $12,023           $18,601         $36,685           $42,632
   Dividends to preferred shareholders               (1,172)           (1,172)         (3,516)           (3,516)
                                                    -------           -------         -------           -------
   Net income attributable to
     common shareholders                            $10,851           $17,429         $33,169           $39,116
                                                    =======           =======         =======           =======
Denominator:
   Weighted-average shares outstanding               32,797            33,489          32,835            33,296
   Unvested restricted stock outstanding               (427)             (325)           (522)             (170)
                                                    -------           -------         -------           -------
   Denominator for basic earnings
     per share                                       32,370            33,164          32,313            33,126
   Dilutive effect of stock options and
     unvested restricted stock                           21               483              57               498
                                                    -------           -------         -------           -------
   Denominator for diluted earnings
     per share                                       32,391            33,647          32,370            33,624
                                                    =======           =======         =======           =======
Net income per common share:
   Basic                                            $  0.34           $  0.53         $  1.03           $  1.18
                                                    =======           =======         =======           =======
   Diluted                                          $  0.34           $  0.52         $  1.02           $  1.16
                                                    =======           =======         =======           =======

     Of total options outstanding, options to purchase 828,209 and 93,000 shares of common stock for the three months ended September 30, 2000 and 1999, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were higher than the average market price of the common shares for the applicable periods. Therefore, the effect of these options on earnings per share would be antidilutive.

     The Company is the general partner in a limited partnership that issued limited partnership units initially valued at $3.0 million in a limited partnership formed to own and operate a shopping center in Milwaukee, Wisconsin. Subject to certain conditions, the limited partnership units are exchangeable for cash or 139,535 shares of the Company's common stock. As of September 30, 2000, none of the limited partnership units have been exchanged for shares. Using the "if-converted" method, the dilutive effect of these units is immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     JDN Realty Corporation is a real estate company engaged in the development and asset management of retail shopping centers. When referred to herein, the term "Company" represents JDN Realty Corporation and its wholly owned or majority-owned subsidiaries. As of September 30, 2000, the Company and JDN Development Company, Inc. ("JDN Development") owned and operated, either directly or indirectly through affiliated entities, 111 shopping center properties containing approximately 12.0 million square feet of gross leasable area ("Company GLA") located in 19 states, with the highest concentrations in Georgia, North Carolina, Tennessee and Wisconsin. The principal tenants of the Company's and JDN Development's properties include Lowe's, Wal-Mart, TJX Companies and Kroger. As of September 30, 2000, no single property accounted for 10% or more of the combined total assets or total revenues of the Company and JDN Development. As of September 30, 2000, the Company and JDN Development, either directly or indirectly through affiliated entities or joint ventures, had 30 projects under construction. The Company was incorporated under Maryland law in 1993 and has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes.

     JDN Development was formed in December 1994 to engage primarily in the development of shopping center properties. JDN Development is structured such that the Company owns 99% of the economic interest while W. Fred Williams, the former President of JDN Development, owns the remaining 1% of the economic interest and controls JDN Development's operations and activities through his voting common stock ownership.

     Because it is not a REIT, JDN Development may engage in certain activities in which the Company cannot engage, such as sales of all or portions of development projects and third-party fee development. Because of recent legislation amending the tax laws applicable to REITs, the ownership structure of JDN Development is expected to change effective in the first quarter of 2001. See "Federal Income Tax Legislative Developments" below. Upon such change in ownership, the Company expects to change its accounting for JDN Development from the equity method to the consolidated method.

     As of September 30, 2000, the Company had invested $4.0 million in JDN Development in the form of equity capital, $129.8 million in the form of secured notes receivable and $52.1 million in the form of unsecured advances. As of September 30, 2000, the Company guaranteed one loan of JDN Development in the amount of approximately $3.4 million. The loan is secured by property owned by JDN Development and matures in September 2001.

Results of Operations

Comparison of the Three Months Ended September 30, 2000 to the Three Months Ended September 30, 1999

     During 2000 and 1999, the Company began operations at 37 properties which it developed totaling 3.1 million square feet (the "Development Properties"). During 2000 and 1999, the Company disposed of 13 properties totaling 3.1 million square feet (the "Disposition Properties"). As indicated below, the Company's results of operations were affected by the Development Properties and the Disposition Properties.

     Minimum and percentage rents decreased $588,000 or 2.5% to $23.0 million for the three months ended September 30, 2000 from $23.6 million for the same period in 1999. Minimum and percentage rents increased by $3.1 million as a result of the Development Properties. This increase is offset by a $3.8 million decrease related to the Disposition Properties. The remaining increase relates to an increase in minimum and percentage rents at existing properties.

     Recoveries from tenants decreased $132,000 or 4.4% to $2.8 million for the three months ended September 30, 2000 from $3.0 million for the same period in 1999. Recoveries from tenants increased by $238,000 as a result of the Development Properties. This increase is offset by a $406,000 decrease related to the Disposition Properties. The remaining increase relates to net increases in recoveries from tenants at existing properties caused by net increases in recoverable expenses.

     Other revenue increased $1.9 million to $1.9 million for the three months ended September 30, 2000 from $46,000 for the same period in 1999. Other revenue increased as a result of two one-time lease termination fees at two of the Company's operating properties.

     Operating and maintenance expenses decreased $73,000 or 3.5% to $2.0 million for the three months ended September 30, 2000 from $2.1 million for the same period in 1999. Operating and maintenance expenses increased by $192,000 as a result of the Development Properties. This increase is offset by a $209,000 decrease related to the Disposition Properties. The remaining decreases are a result of decreased operating and maintenance expenses at existing properties.

     Real estate taxes decreased $26,000 or 1.7% to $1.5 million for the three months ended September 30, 2000 from $1.6 million for the same period in 1999. Real estate taxes increased by $178,000 as a result of the Development Properties. This increase is offset by a $232,000 decrease related to the Disposition Properties. The remaining increase relates to real estate taxes at existing properties.

     General and administrative expenses increased $23,000 or 1.2% for the three months ended September 30, 2000 over the same period in 1999. General and administrative expenses as a percent of minimum and percentage rents increased to 8.2% for the three months ended September 30, 2000 from 7.9% for the same period in 1999. The increase in general and administrative expenses as a percentage of minimum and percentage rents is primarily a result of a reduction in capitalized compensation and other costs related to development projects.

     Corporate investigation and legal costs incurred during the three months ended September 30, 2000 of $479,000 represent the professional fees incurred by the Company primarily as a result of the Special Committee investigation (see
Note 4 in Part I, Item 1 of this report), the investigation by the Securities and Exchange Commission (the "SEC") (see Note 8 in Part I, Item 1 of this report) and the class action lawsuits (see Note 8 in Part I, Item 1 of this report).

     Severance expense incurred during the three months ended September 30, 2000 of $3.4 million relates to the resignation of Elizabeth L. Nichols, former President of the Company. For further information regarding severance expense, see "Separation Agreements" below.

     Depreciation and amortization expense decreased $451,000 or 8.0% to $5.2 million for the three months ended September 30, 2000 from $5.7 million for the same period in 1999. Depreciation and amortization increased by $673,000 as a result of the Development Properties. This increase is offset by a $1.0 million decrease related to the Disposition Properties. The remaining decrease primarily relates to the reclassification of depreciation recognized in previous quarters.

     Interest expense, net of capitalized amounts, increased $1.2 million or 25.4% to $6.1 million for the three months ended September 30, 2000 from $4.7 million for the same period in 1999. This increase results from an increase in average debt balances between 2000 and 1999, an increase in interest rates on the Company's lines of credit and term loan and an increase in amortization of deferred loan costs (see Note 5 in Part I, Item 1 of this report).

     Other income, net decreased $12,000 or 1.6% to $716,000 for the three months ended September 30, 2000 from $728,000 for the same period in 1999. This decrease results primarily from a decrease in interest income recorded by the Company.

     Equity in net income of unconsolidated entities decreased $694,000 or 68.5% to $319,000 for the three months ended September 30, 2000 from $1.0 million for the same period in 1999. This decrease results primarily from the following:
(1) a decrease in rental revenues as a result of the sale of two operating assets, (2) a decrease in brokerage and development fees, (3) a reduction in land sales, and (4) an increase in carrying costs associated with land held for sale or future development.

     Minority interest in net income of consolidated subsidiary decreased $13,000 or 23.6% to $42,000 for the three months ended September 30, 2000 from $55,000 for the same period in 1999. This decrease results from a decrease in net income allocated to the third-party investors in a consolidated limited partnership.

     Net gain on real estate sales for the three months ended September 30, 2000 of $3.8 million represents a net gain on the sales of two shopping center properties and a vacant parcel of land. Net gain on real estate sales for the three months ended September 30, 1999 of $6.3 million represents a net gain on the sales of two shopping center properties.

Comparison of the Nine Months Ended September 30, 2000 to the Nine Months Ended September 30, 1999

     Minimum and percentage rents increased $628,000 or 1.0% to $69.5 million for the nine months ended September 30, 2000 from $68.9 million for the same period in 1999. Minimum and percentage rents increased by $10.7 million as a result of the Development Properties. This increase is offset by a $9.4 million decrease related to the Disposition Properties. The remaining decrease relates primarily to adjustments to the allowance for doubtful accounts made in the nine months ended September 30, 1999 which had the effect of decreasing minimum and percentage rents during that period.

     Recoveries from tenants decreased $530,000 or 5.7% to $8.8 million for the nine months ended September 30, 2000 from $9.3 million for the same period in 1999. Recoveries from tenants increased by $693,000 as a result of the Development Properties. This increase is offset by a $1.1 million decrease related to the Disposition Properties. The remaining decrease relates to net decreases in recoveries from tenants at existing properties caused by net decreases in recoverable expenses.

     Other revenue increased $1.8 million to $1.9 million for the nine months ended September 30, 2000 from $64,000 for the same period in 1999. Other revenue increased primarily as a result of two one-time lease termination fees at two of the Company's operating properties.

     Operating and maintenance expenses remained relatively flat at $6.1 million for the nine months ended September 30, 2000 and 1999. Operating and maintenance expenses increased by $529,000 as a result of the Development Properties. This increase is offset by a $490,000 decrease related to the Disposition Properties. The remaining decreases are a result of decreased operating and maintenance expenses at existing properties.

     Real estate taxes decreased $331,000 or 6.7% to $4.6 million for the nine months ended September 30, 2000 from $4.9 million for the same period in 1999. Real estate taxes increased by $400,000 as a result of the Development Properties. This increase is offset by a $732,000 decrease related to the Disposition Properties. The remaining decrease relates to reductions in real estate taxes at existing properties.

     General and administrative expenses decreased $149,000 or 2.5% for the nine months ended September 30, 2000 over the same period in 1999. General and administrative expenses as a percent of minimum and percentage rents decreased to 8.3% for the nine months ended September 30, 2000 from 8.6% for the nine months ended September 30, 1999. This decrease is a result of certain cost containing programs initiated at the Company and the reversal of previously expensed amounts associated with the resignation of two executive officers, offset by a reduction in capitalized compensation and other costs related to development projects.

     Corporate investigation and legal costs incurred during the nine months ended September 30, 2000 of $2.7 million represent the professional fees incurred by the Company primarily as a result of the Special Committee investigation (see Note 4 in Part I, Item 1 of this report), the investigation by the SEC (see Note 8 in Part I, Item 1 of this report) and the class action lawsuits (see Note 8 in Part I, Item 1 of this report).

     Severance expense incurred during the nine months ended September 30, 2000 of $3.7 million represents payments to certain former executive officers of the Company. For further information regarding severance expense, see "Separation Agreements" below.

     Impairment losses on shopping centers held for sale for the nine months ended September 30, 2000 of $1.3 million represent charges to reduce the basis of shopping centers held for sale to their estimated fair value less costs to sell.

     Depreciation and amortization expense decreased $271,000 or 1.6% to $16.2 million for the nine months ended September 30, 2000 from $16.4 million for the same period in 1999. Depreciation and amortization increased by $2.2 million as a result of the Development Properties. This increase is offset by a $2.5 million decrease related to the Disposition Properties.

     Interest expense, net of capitalized amounts, increased $5.8 million or 44.3% to $18.7 million for the nine months ended September 30, 2000 from $13.0 million for the same period in 1999. This increase results from an increase in average debt balances between 2000 and 1999, an increase in interest rates on the Company's lines of credit and term loan and an increase in amortization of deferred loan costs (see Note 5 in Part I, Item 1 of this report).

     Other income, net decreased $271,000 or 18.1% to $1.2 million for the nine months ended September 30, 2000 from $1.5 million for the same period in 1999. This decrease results from the write-off of certain deferred costs related to the modification of the Company's Credit Agreements (see Note 5 in Item 1 of this report) and a decrease in interest income recorded by the Company.

     Equity in net income of unconsolidated entities decreased $930,000 or 29.8% to $2.2 million for the nine months ended September 30, 2000 from $3.1 million for the same period in 1999. This decrease results primarily from the following: (1) a decrease in rental revenues as a result of the sale of two operating assets, (2) a decrease in brokerage and development fees, (3) a reduction in land sales, (4) an increase in carrying costs associated with land held for sale or future development, (5) $1.2 million in impairment losses, and
(6) $774,000 in costs related to the Special Committee's investigation and lawsuits. These amounts are offset by income of $929,000 recognized in connection with Separation Agreements with four executive officers.

     Minority interest in net income of consolidated subsidiary increased $20,000 or 12.5% to $180,000 for the nine months ended September 30, 2000 from $160,000 for the same period in 1999. This increase results from an increase in net income allocated to the third-party investors in a consolidated limited partnership.

     Net gain on real estate sales for the nine months ended September 30, 2000 of $12.4 million represents a net gain on the sales of eight shopping center properties and a vacant parcel of land. Net gain on real estate sales for the nine months ended September 30, 1999 of $6.3 million represents a net gain on the sales of two shopping center properties.

Separation Agreements

     During the third quarter of 2000, the Company entered into a separation agreement with Elizabeth L. Nichols related to her resignation as President and a director of the Company. The Company recorded expenses associated with this separation agreement in the amount of approximately $3.4 million in the third quarter of 2000. These expenses included cash payments of approximately $2.0 million in cash and 137,318 shares of restricted stock, valued at $1.4 million, which vested upon her resignation. In addition, the Company recorded a reduction to general and administrative expenses of approximately $379,000 for previously expensed amounts associated with the restricted stock.

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

     The Company has presented below the calculation of FFO for the periods indicated:

                                                                                  Three Months Ended September 30,
(In thousands)                                                                       2000                1999
                                                                                   ---------          ----------
                                                                                                      (restated)

Net income attributable to common shareholders                                     $ 10,851            $17,429
Depreciation of real estate assets                                                    4,799              5,315
Amortization of tenant allowances and tenant improvements                                74                 56
Amortization of deferred leasing commissions                                            144                136
Net gain on real estate sales                                                        (3,821)            (6,283)
Adjustments related to activities in unconsolidated entities                            106                180
                                                                                   --------            -------
FFO                                                                                $ 12,153            $16,833
                                                                                   ========            =======

                                                                                  Nine Months Ended September 30,
                                                                                     2000                1999
                                                                                   ---------          ----------
                                                                                                      (restated)

Net income attributable to common shareholders                                     $ 33,169            $39,116
Depreciation of real estate assets                                                   15,033             15,471
Amortization of tenant allowances and tenant improvements                               190                160
Amortization of deferred leasing commissions                                            395                386
Impairment losses on shopping centers held for sale                                   1,289                  -
Net gain on real estate sales                                                       (12,350)            (6,283)
Adjustments related to activities in unconsolidated entities                         (1,852)               616
                                                                                   --------            -------
FFO                                                                                $ 35,874            $49,466
                                                                                   ========            =======

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

     The Company has historically calculated FFO in a manner, which it believes is consistent with the new definition of FFO. Therefore, the Company does not expect the new definition of FFO to have a material effect on its historical or prospective reporting of FFO.

Leasing and Property Information

     As of September 30, 2000, Lowe's, Wal-Mart, TJX Companies and Kroger represented 17.7%, 6.2%, 3.2% and 3.0%, respectively, of the combined annualized base rent of the Company, JDN Development and affiliated entities (collectively, "Combined Annualized Base Rent"). In addition, at that date, anchor tenants represented 42.8% of Combined Annualized Base Rent and national and regional tenants represented 85.0% of Combined Annualized Base Rent. As of September 30, 2000, properties owned and operated by the Company, JDN Development and affiliated entities were 95.9% leased.

     As of September 30, 2000, the Company, JDN Development and affiliated entities operated shopping center properties in 19 states. Shopping center properties located in Georgia, Tennessee, North Carolina and Wisconsin represented 39.5%, 12.0%, 7.7% and 6.5% respectively, of Combined Annualized Base Rent.

     The Company derives the majority of its rental income and development activities from the retail industry and, as such, is exposed to adverse trends or events affecting segments of the retail industry. As of September 30, 2000, the Company, JDN Development and affiliated entities were exposed to the following segments of the retail industry:

                                                       Percentage of
                                                      Annualized Base
Type                                                       Rent
---------------------------------------------------------------------
Home Improvement                                                17.9%
Supermarket                                                     13.8%
Discount                                                         9.0%
Restaurant                                                       8.1%
Discount Department Stores                                       4.3%
Apparel                                                          3.9%
Home Goods                                                       3.6%
Theatre                                                          3.2%
Office Supplies                                                  2.9%
Drug Store                                                       2.3%


     The Theatre segment is currently experiencing the adverse effects resulting from aggressive expansion of new, multi-screen facilities. Recently, several companies operating theatres have filed for protection under Chapter 11 of the United States Bankruptcy Code. Of the Company's six leases with theatre companies, three are with companies who have filed for Chapter 11 protection representing 2.5% of Annualized Base Rent. While none of the Company's leases have been rejected to date by the bankruptcy court, the Company expects that one or more of these leases will either be rejected or will be modified to provide for a rental rate reduction. Rejection of one or more of these leases or modification resulting in rental rate reductions could have an adverse effect on the Company's results of operations in future periods.

New Development Activities

     As a result of the Company's increased cost of capital, management changes and changing relations with its retail customers, the Company expects that the volume of new development projects will decrease over the next 12 to 18 months. This reduction in activity may cause the rate of historical growth in revenues to decrease and income from land sales and development fees at JDN Development to decrease. A decrease in revenue growth could affect the Company's ability to increase its dividends to holders of its common stock from its current level.

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

     During the first nine months of 2000, the Company incurred $28.0 million in development costs and advanced $75.5 million to JDN Development and unconsolidated development partnerships to fund their development activities.
To fund this development activity, the Company sold all or portions of eight shopping centers and one vacant parcel of land for net proceeds of approximately $79.8 million. In addition, the Company utilized approximately $40.5 million of the proceeds held by the qualified intermediary in connection with a Section 1031 tax-free deferred exchange in 1999 to fund its development activities.

     During the first quarter of 2000, the Company repurchased a total of 423,500 shares of its common stock for approximately $6.8 million at an average price of approximately $16.13 per share under a share repurchase program that has since been discontinued.

Indebtedness
------------
     As of September 30, 2000, the Company's indebtedness consisted of the following:

                                                                             Effective                Percent
                                                              Principal      Interest   Maturity     of Total     Months to
                                                               Balance         Rate       Date     Indebtedness   Maturity
                                                            --------------   ---------  --------   ------------   ---------
                                                            (in thousands)
Fixed Rate
----------
     Mortgage note payable - Denver, Colorado                  $ 22,005       6.81%     17-Jul-01           3.8%         10
     MandatOry Par Put Remarketed Securities ("MOPPRS")(1)       75,000       6.67%(2)  31-Mar-03          13.3%         30
     Mortgage note payable - Richmond, Kentucky                   6,028       7.75%(3)  01-Dec-03           1.1%         38
     Seven Year Notes                                            74,864       7.10%(2)  01-Aug-04          13.2%         46
     Ten Year Notes                                              84,818       7.23%(2)  01-Aug-07          15.0%         82
     Mortgage note payable - Milwaukee, Wisconsin                 4,561       7.75%     01-Aug-09           0.8%        106
     Mortgage note payable - Jackson, Mississippi                 6,740       9.25%(4)  01-Mar-17           1.2%        197
     Mortgage note payable - Marietta, Georgia                   10,813       7.66%(2)  15-Nov-17           1.9%        206
     Mortgage note payable - Lilburn, Georgia                    12,515       6.70%(2)  10-Feb-18           2.2%        209
     Mortgage note payable - Woodstock, Georgia                  11,770       6.55%(2)  15-Apr-18           2.1%        211
     Mortgage note payable - Hendersonville, Tennessee           10,615       7.66%(2)  15-Jan-19           1.9%        220
     Mortgage note payable - Alpharetta, Georgia                 13,358       6.62%(2)  15-Apr-19           2.4%        223
                                                               --------       -----                       -----         ---
                                                                333,087       7.09%                        58.9%         83

Floating Rate (7)
-------------
     Swing Line of Credit                                         2,000       9.50%(5)  14-Jun-01           0.4%          8
     Term Loan                                                  100,000      10.59%(6)  14-Jun-01          17.7%          8
     Revolving Line of Credit                                   130,000      11.07%(6)  14-Jun-01          23.0%          8
                                                               --------      -----                        -----         ---
                                                                232,000      10.85%                        41.1%          8
                                                               --------      -----                        -----         ---
                                                               $565,087       8.63%                       100.0%         52
                                                               ========      =====                        =====         ===

(1) Represents notes payable with a stated rate of 6.918% and a stated maturity date of March 31, 2013. These notes are subject to mandatory tender on March 31, 2003.
(2)  Represents stated rate plus amortization of deferred loan costs.
(3)  The interest rate on this note is adjusted on December 1 of each year.
(4) The note can be prepaid after March 1, 2002 with 90 days written notice to the Lender. The Company will not incur any prepayment penalties in association with the loan prepayment after this date.
(5)  Represents stated rate of Prime.
(6) Represents stated rate of LIBOR plus 2.50% plus amortization of deferred loan costs. Effective September 30, 2000, the stated rate decreased to LIBOR plus 2.25% plus amortization of deferred loan costs.
(7) Floating rate debt exposure is limited through investment in financial derivatives. As of September 30, 2000, $150 million of the $232 million was hedged with a LIBOR cap at 7.25% on $100 million which expires on August 21, 2002 and a $50 million swap with a fixed rate of 6.485% which expires on January 1, 2001.

     As a result of the unrecorded and undisclosed transactions described in
Note 4 to Part I, Item 1 of this report, it was determined that the Company had breached certain non-financial and non-operating covenants contained in the Revolving Line of Credit and the Term Loan (collectively the "Credit Agreements"). On March 2, 2000, the Company entered into a Continued Funding Agreement and an Interim Agreement with the bank groups which suspended the breach of these covenants and permitted the Company to access credit on an unsecured basis under the Revolving Line of Credit from February 14, 2000 until these agreements expired on April 14, 2000.

     From April 15, 2000 to May 23, 2000, the Company was in default under the Credit Agreements and incurred interest at the default rate, which ranged from 11.0% to 11.5% during that period. On May 23, 2000, the Company closed a Second Amended and Restated Credit Agreement (the "Secured Line of Credit") and an Amended and Restated Term Loan Agreement (the "Secured Term Loan"), each effective as of May 19, 2000 (the Secured Line of Credit and the Secured Term Loan collectively referred to herein as the "Secured Credit Agreements"). Significant changes in the Secured Line of Credit as compared to the Revolving Line of Credit include the following:

     . Reduced maximum borrowings allowed from $200.0 million to $175.0 million;
     .  Changed the maturity date from May 2002 to June 2001;
     .  Changed the facility from unsecured to secured;
     . Increased the borrowing rate from LIBOR plus 1.15% to LIBOR plus 2.50%; . Increased the facility fee payable quarterly from .15% to .35% of the maximum loan amount;
     . Increased the limit on the ratio of Consolidated Liabilities to Gross Asset Value from 55% to 60%, and deleted the covenants limiting the ratios of Unencumbered Assets to Total Unsecured Funded Debt and Unsecured NOI to Unsecured Interest Expense; and
     . Further restricted the Company's ability to pay distributions to shareholders.

     The Secured Term Loan amended the Term Loan to, among other things, increase the borrowing rate from LIBOR plus 1.40% to LIBOR plus 2.50%, change the maturity date from February 2002 to June 2001 and change the facility from unsecured to secured.

     The Secured Credit Agreements provide that the loans thereunder will be secured by first priority security interests in the Borrowing Base Properties, as defined in the Secured Credit Agreements. The Borrowing Base Properties consist of 50 properties valued at approximately $467.0 million. Generally, each Borrowing Base Property must maintain occupancy and leasing percentages of 80% or higher and in the aggregate 60% of the value of the Borrowing Base Properties (based upon a 10% capitalization rate on annualized Net Operating Income, as defined) must be equal to or exceed the "Commitments", as defined in the Secured Credit Agreements.

    The Company has agreed in the Secured Credit Agreements not to repurchase or finance the repurchase of debt securities, or to make any voluntary prepayment of such debt securities other than with proceeds of the sale of shopping center properties not included in the Borrowing Base Properties. The Company has also agreed in the Secured Credit Agreements not to purchase, redeem, retire or acquire any shares of its common or preferred equity securities (except as allowed in accordance with the definition of restricted payments). In addition, the Secured Credit Agreements restrict the amount of distributions to common and preferred shareholders to 100% of REIT taxable income, as defined in the Code, for the year ended December 31, 2000 and to 95% of REIT taxable income for the year ended December 31, 2001. In the second quarter, the Company paid the banks up-front fees of $1.8 million in connection with the Secured Credit Agreements and to date, the Company has incurred approximately $1.5 million in costs to secure the Borrowing Base Properties.

     In the fourth quarter of 2000, the Company executed a Consent and First Amendment to the Second Amended and Restated Credit Agreement for the Secured Line of Credit and a similar Amendment for the Term Loan (the "Amendments") effective September 30, 2000. The Amendments modified the Secured Credit Agreements as follows:

     . Reduced the borrowing rate from LIBOR plus 2.50% to LIBOR plus 2.25%; . Modified the definition of Secured Debt to include all debt secured by real property; and
     .  Modified the provisions for Replacement Properties.

     On August 21, 2000, the Company entered into a two-year forward interest rate cap on $100.0 million of its floating rate debt. The cap effectively limits the floating one-month LIBOR rate on its Term Loan to 7.25% or less over a two-year period.

Future Sources and Uses of Funds
--------------------------------

     The Company believes that cash provided by operating activities will be sufficient to fund its required distributions to shareholders (95% of taxable income for the year ended December 31, 2000 and 90% of taxable income for each year thereafter). In addition, management believes that cash provided by operating activities will be adequate to fund improvements to the Company's operating shopping centers, leasing costs and scheduled debt amortization.

     The most significant expected use of capital for the Company is its development activities. As of September 30, 2000, the Company, JDN Development and affiliated entities had 30 projects under construction and intend to commence construction during 2001 on approximately six additional projects. The Company expects that the capital required to fund the future costs of these 36 projects, net of estimated construction reimbursements and expected land sales to retailers who will build and own their space in these projects, is approximately $190.6 million. These future costs are expected to be incurred during the remainder of 2000, in 2001 and 2002. This projected requirement includes a number of assumptions including commitments by secondary anchor tenants. If some or all of these tenants do not execute leases, the amount required will be less.

     Another potential future use of capital is the satisfaction of any liabilities arising out of pending litigation and governmental proceedings. As noted elsewhere (see Note 8 in Part I, Item I of this report), the Company is subject to legal and government regulatory proceedings and may become subject to additional proceedings in the future. These proceedings may result in liabilities, fines, penalties or other remedies that, if material, could adversely affect future results of operations and liquidity.

     The Company is currently constrained in its ability to generate capital necessary to fund its expected and potential uses of funds. For example, the Company has historically utilized the public debt and equity markets to help fund its capital needs. However, the Company believes that it will be unable to issue unsecured debt, common stock or preferred stock as a result of, among other things, unfavorable capital markets for the foreseeable future. Also, because of the delay in filing the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and the delay in filing the Company's quarterly report on Form 10-Q for the three months ended March 31, 2000, the Company is not currently eligible to issue securities under its existing shelf registration statement on Form S-3 or to utilize Form S-3 for any future securities issuances until it has made timely filings of periodic reports with the SEC for at least twelve calendar months after August 2000. Therefore, even if capital markets were to become more favorable for the issuance of securities, public issuances of debt or equity securities would be more costly and require additional time to consummate.

     Furthermore, the Company is limited on the amount of debt that may be outstanding at any given time. Under the applicable indentures for its MOPPRS, Seven Year Notes and Ten Year Notes, the Company is limited in the amount of secured debt it may have outstanding to 40% of its Adjusted Total Assets, as defined. As of September 30, 2000, the Company's ratio of Secured Debt to Adjusted Total Assets was 27.7%. Under the Secured Credit Facilities, the Company is limited in the amount of total debt it may have outstanding to 60% of Gross Asset Value, as defined. As of September 30, 2000, the Company's ratio of debt to Gross Asset Value was 48.8%. Therefore, the Company has only a limited ability to fund its development projects with proceeds from additional indebtedness.

     In addition, under the terms of its Secured Credit Agreements, each Borrowing Base Property must, among other qualifications, maintain occupancy and leasing percentages of 80% or higher in order to be included in the Borrowing Base. If any Borrowing Base Property becomes ineligible for inclusion in the Borrowing Base, for example, as a result of an anchor tenant vacating the premises while still paying rent, the Company's ability to borrow funds under the Secured Line of Credit and the Secured Term Loan may be limited or reduced. Therefore, the Company's ability to utilize its Secured Credit Agreements to fund its capital needs may be constrained in the future.

     The Company and JDN Development expect the sale of all or portions of operating shopping center properties in addition to the sale of various parcels of land adjacent to its operating properties to be the primary source of capital for the Company to fund its development needs and other needs noted above. During October 2000, the Company closed the sale of three shopping center properties for gross proceeds of approximately $14.5 million. As of October 31, 2000, the Company and JDN Development have been negotiating the sale of all or portions of seven shopping centers with an aggregate net book value of approximately $42.8 million for estimated aggregate proceeds of approximately $46.6 million. Five of these properties include the sale of a Wal-Mart Supercenter, a Lowe's store or both. The Company expects these properties to be sold in the fourth quarter of 2000 and first quarter of 2001. The Company expects to begin marketing for the sale of additional shopping centers that are expected to close after the first quarter of 2001. Management believes that the proceeds from these asset sales will provide the additional funding necessary to complete its current development pipeline. The closing of these dispositions is dependent upon, among other things, completion of due diligence and the ability of some of the purchasers to successfully obtain financing. Therefore, there can be no assurance that any of these transactions will close when expected or at all, and there can be no assurance that, if closed, the disposition transactions will produce sufficient liquidity to enable the Company to fund its planned development projects. See "Federal Income Tax and ERISA Considerations" filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for information related to potential tax consequences of dispositions by the Company.

     The Company has engaged a financial advisor to assist in the identification of alternative sources of capital to fund its capital needs. These alternative means could include, for example, the formation of joint ventures with institutional investors or other partners with available capital at attractive rates.

     If the Company is unsuccessful in raising capital adequate to fund its development activities, it would be required to discontinue the funding of some or all of its projects and would be required to liquidate some or all of its projects on potentially unfavorable terms. These unfavorable terms could result in significant losses upon liquidation and would have an adverse impact on future rental income, FFO and the Company's ability to continue the level of its current dividend payment to holders of the Company's common stock.

     In order for the Company to continue to qualify as a REIT, it must annually distribute to its shareholders at least 95% (or 90% after December 31, 2000) of its taxable income (excluding net capital gains). Management believes that the Company will be able to meet this requirement in 2000 with cash provided by operating activities. In addition, management believes that cash provided by operating activities will be adequate to fund improvements to the Company's shopping center properties, leasing costs and scheduled debt amortization in 2000.

     As of September 30, 2000, the Company's debt requires the following payments in the future:

                                                                 Percent of Debt
Year                                                     Total      Expiring
-------------------------------------------------------------------------------
2000                                                   $    792        0.1%
2001                                                    254,682       45.1%
2002                                                        859        0.1%
2003                                                     81,132       14.4%
2004                                                     75,591       13.4%
2005                                                        780        0.1%
2006                                                        839        0.1%
2007                                                     85,720       15.2%
2008                                                        972        0.2%
2009                                                        863        0.1%
2010                                                        928        0.2%
Thereafter                                               61,929       11.0%
                                                       --------      -----
                                                       $565,087      100.0%
                                                       ========      =====


     A significant portion of the Company's debt matures in June 2001. Management has begun the process for refinancing these obligations and expects to complete this refinancing in the first quarter of 2001. With respect to its other maturing obligations, management will evaluate various alternatives and select the best available options based on market conditions at the time. There can be no assurance, however, that the debt or equity capital markets will be favorable or available in the future, and unfavorable or unavailable markets could limit the Company's ability to continue to operate its business as it has in the past, complete development projects or repay or refinance maturing debt.

Derivatives and Market Risk
---------------------------

     The Company is exposed to market risk from changes in interest rates on its indebtedness, which could impact its financial condition and results of operations. The Company manages its exposure to these market risks through its regular operating and financing activities. The Company manages its ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. The Company has and may from time to time in the future enter into interest rate swap agreements or interest rate cap agreements in an attempt to hedge its exposure to increasing interest rates. Management does not foresee or expect any significant changes in its exposure to interest rate fluctuations or in how such exposure will be managed in the near future. The Company intends to use derivative financial instruments as risk management tools and not for speculative or trading purposes.

     As of September 30, 2000, the Company had one interest rate swap agreement and one interest rate cap agreement as described below:

                                                                                            Effective          Termination
Description of Agreement                 Notional Amount            Strike Price               Date
------------------------                 ---------------            ------------            ---------          -----------
                                          (in thousands)
LIBOR, 30-day "Rate Cap"                        $100,000                  7.250%             8/20/00(1)           8/21/02

LIBOR, 30-day "Rate Swap"                       $ 50,000                  6.485%             2/11/97               1/1/01

(1)   The Company paid a one-time $396,000 fee.


     The Company's future earnings, cash flows and fair values of financial instruments are primarily dependent upon market rates of interest such as LIBOR.

Contingencies

     See Part II, Item 1 "Legal Proceedings" of this report for a discussion of contingencies related to ongoing legal proceedings involving the Company.

     The Company expects to incur legal and professional fees during the year ended December 31, 2000 in amounts significantly in excess of those incurred in previous years as a result of the litigation and investigations noted above and as a result of the Special Committee's investigation. The Company records these expenses as they are incurred. During the nine months ended September 30, 2000, the Company and JDN Development have expensed approximately $3.5 million in legal and professional fees related to the Special Committee's investigation, the SEC investigation and the class action lawsuits. The Company cannot reasonably predict, with any degree of certainty, the additional legal and professional fees which will be incurred related to the litigation, the Special Committee's investigation, the SEC investigation or any other related investigation by the New York Stock Exchange, Internal Revenue Service or any other regulatory body.

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

Investment Limitations
----------------------

     The Act modifies the REIT asset test by adding a requirement that except for (i) "Safe Harbor Debt," (ii) the ownership of stock in "taxable REIT subsidiaries," and (iii) certain arrangments in place on July 12, 1999 a REIT cannot own more than 10 percent of the total value of the securities of any corporation. "Safe Harbor Debt" is non-contingent, non-convertible debt ("straight debt") which satisfies one of the following three requirements: (a) the straight debt is issued by an individual, (b) all of the securities of the issuer owned by the REIT is "straight debt" or (c) the issuer is a partnership in which the REIT owns at least 20% of the partnership's profits.

Taxable REIT Subsidiaries
-------------------------

     A REIT will be permitted to operate a "taxable REIT subsidiary" which can provide services to tenants and other customers of the REIT (even if such services were not considered customarily furnished in connection with the rental of real property) and can manage or operate properties, generally for third parties, without causing the rents received by the REIT from such parties not to be treated as rent from real properties. Many REITs, including the Company, currently own interests in subsidiaries which conduct such activities. The new provisions prohibit new investments in such subsidiaries by limiting a REIT's ownership in these subsidiaries to 10% of voting securities and 10% of the value of the subsidiaries. Grandfather protection is provided with respect to the 10% value test for securities of a corporation held by a REIT on July 12, 1999. However, such protection would cease to apply to securities of a corporation if such corporation after July 12, 1999 engages in a substantial new line of business or acquires any substantial asset, other than in a reorganization or in a transaction qualifying under Section 1031 or 1033 of the Code, and also ceases to apply after the acquisition of additional securities of the corporation by the REIT after July 12, 1999. The Act provides a three-year period, beginning January 1, 2001, during which an existing grandfathered subsidiary may be converted, tax-free, into a taxable REIT subsidiary.

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

     After considering the new investment limitations, the grandfather rules, and the taxable REIT subsidiary provisions of the Act, management intends to work together with JDN Development to cause JDN Development to become a taxable REIT subsidiary of the Company during the first quarter of 2001. In addition, the Company expects to acquire W. Fred Williams' stock in JDN Development during the first quarter of 2001. Once the Company acquires 100% of the outstanding stock of JDN Development, the Company will consolidate JDN Development's operations in its financial statements.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the nine months ended September 30, 2000, two interest rate caps, one with a notional amount of $50.0 million and the other with a notional amount of $100.0 million and both with strike prices of 6.50%, expired. The Company subsequently entered into a two-year forward interest rate cap on $100.0 million of its floating rate debt, that effectively limits the floating one-month LIBOR rate on its Term Loan to 7.25% or less over a two-year period.

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

     Since the Company's announcement on February 14, 2000, a number of lawsuits have been filed against the Company in federal and state court. One or more of these suits also names as defendants JDN Development and certain current and former officers and directors of JDN Development and/or the Company, including Jeb L. Hughes, C. Sheldon Whittelsey, IV, J. Donald Nichols, Elizabeth L. Nichols, William J. Kerley, Leilani L. Jones, Craig Macnab, Haywood D. Cochrane, Jr., Philip G. Satre, William G. Byrnes, and William B. Greene.

     Certain class actions filed in federal court allege violations of the federal securities laws and allege that, by failing to report the undisclosed compensation, unauthorized benefits and related party transactions to the public in the Company's financial statements, public filings, and otherwise, the defendants made or participated in making material misstatements or omissions which caused the plaintiffs to purchase the Company's stock at an artificially inflated price. The plaintiffs in these lawsuits seek compensatory damages of an indeterminate amount, interest, attorneys' fees, experts' fees and other costs and disbursements. These federal class actions (the "Consolidated Class Actions") have now been consolidated and are pending in the United States District Court for the Northern District of Georgia.

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

     Another class action lawsuit originally filed by several individual purchasers of the Company's preferred stock against J. Donald Nichols and Elizabeth L. Nichols, in the Middle District of Tennessee, alleging violations of the federal securities laws has been transferred to the Northern District of Georgia. Elizabeth Nichols was voluntarily dismissed from the lawsuit by the plaintiffs prior to the transfer. The claims raised in the lawsuit are similar to those raised in the Consolidated Class Actions, but are based on purported misrepresentations or omissions in the Company's registration statement and prospectus in connection with a 1998 offering of preferred stock. The Company and JDN Development have not been named as defendants in this lawsuit, but a similar lawsuit has now been filed in the Northern District of Georgia bringing identical claims, but adding the Company and certain underwriters involved in preferred stock offering as defendants, and re-naming Elizabeth Nichols as a defendant.

     Lawsuits have also been filed against the Company as a nominal defendant, as well as individual defendants J. Donald Nichols, Elizabeth L. Nichols, Craig Macnab, Philip G. Satre, William G. Byrnes, Haywood D. Cochrane, Jr., William B. Greene, Jeb L. Hughes, C. Sheldon Whittelsey, IV and William J. Kerley in the United States District Court for the Northern District of Georgia, Atlanta Division and in Fulton County Superior Court. Each of the named individuals are current or former executives or directors of the Company or JDN Development. The Plaintiffs purport to bring the suit as derivative actions. The complaints allege that the individual defendants, from 1994 through 1999, violated certain duties in connection with the previously undisclosed compensation arrangements. The complaints also allege claims for breach of fiduciary duty, abuse of control, waste of corporate assets, unjust enrichment and gross mismanagement. The plaintiffs, on behalf of the Company, seek injunctive relief, compensatory and punitive damages and disgorgement of all profits and gains by the individual defendants.

     The Company believes that it has meritorious defenses to the claims brought against it, but there can be no assurance that such defenses will be successful or that the lawsuits will not have a material adverse effect on the Company's financial position, results of operations and cash flows. In addition, the timing of the final resolution of these proceedings is uncertain.

     The Company is also subject to a formal order of investigation initiated by the SEC as of 8/2/00. The Company has cooperated with the SEC in responding to requests for production of documents and other information. Regulatory agencies and self-regulatory organizations such as the SEC, the New York Stock Exchange, the Internal Revenue Service and state tax authorities may seek to impose fines, penalties or other remedies against the Company. The imposition of any such fines, penalties or other remedies could have a material adverse impact on the Company.

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


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On August 29, 2000, the Company held its annual meeting of shareholders. The following were the results of the meeting:

          (1) The shareholders elected Craig Macnab and Philip G. Satre as Class III directors until the annual meeting of shareholders in 2003 or until their successors are elected and shall have qualified.

               The votes were as follows:

                                              Craig      Philip G.
                                              Macnab       Satre
                                            ----------  ----------

               Votes Cast For               26,974,252  26,983,688
               Votes Cast Against                -0-         -0-
               Votes Withheld/Broker
                   Non-Votes                   235,618     226,182

          (2) The shareholders ratified the appointment of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 2000.


               The votes were as follows:

               Votes Cast For               26,933,768
               Votes Cast Against              211,170
               Votes Withheld/Broker
                   Non-Votes                    64,932


ITEM 5.   OTHER INFORMATION
          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.1  JDN Realty Corporation 1993 Non-Employee Director Stock
                     Option Plan, as amended (1)
               10.2  Amendment No. 2 to JDN Realty Corporation 1993 Non-Employee
                     Director Stock Option Plan
               12    Statement re: Computation of Ratio of Earnings to Fixed
                     Charges
               27    Financial Data Schedule

               (1) Filed as Exhibit 10.2 to the Company's Annual Report on Report on Form 10-K for the year ended December 31, 1999 and hereby incorporated by reference.

          (b)  Reports on Form 8-K

               During the three months ended September 30, 2000, the Company filed the following report on Form 8-K:

                     Form 8-K dated July 25, 2000 relating to the Company's quarterly earnings press release and conference call for the quarter ended March 31, 2000.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



November 14, 2000                                  /s/ Craig Macnab
-----------------                                  -----------------------
     (Date)                                        Craig Macnab
                                                   Chief Executive Officer


November 14, 2000                                  /s/ John D. Harris, Jr.
-----------------                                  -----------------------
     (Date)                                        John D. Harris, Jr.
                                                   Senior Vice President and
                                                   Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit
Number     Exhibit
------     -------

10.1       JDN Realty Corporation 1993 Non-Employee Director Stock Plan, as
           amended (1)
10.2 Amendment No. 2 to JDN Realty Corporation 1993 Non-Employee Director Stock Option Plan
12         Statement re: Computation of Ratio of Earnings to Fixed Charges
27         Financial Data Schedule


(1) Filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and hereby incorporated by reference.