Form 10-K
period 2000-12-31
JDN REALTY CORP
filed 2001-04-02
CIK 916836

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                        .
                                ------------------    -----------------------

Commission file number      001-12844

                            JDN REALTY CORPORATION
            (Exact Name of Registrant as Specified in its Charter)


               Maryland                             58-1468053
     (State or Other Jurisdiction of     (IRS Employer Identification No.)
     Incorporation or Organization)

359 East Paces Ferry Road, Suite 400, Atlanta, GA              30305
  (Address of Principal Executive Offices)                   (Zip Code)

                                (404) 262-3252
              Registrant's Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                  Name of each exchange on which registered
  -------------------                  -----------------------------------------

  Common Stock, $.01 Par Value         New York Stock Exchange

  Preferred Stock, $.01 Par Value      New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:         None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X     No ____
                                           -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.       [_]

The aggregate market value of the shares of common stock of the Registrant (based on the closing price of these shares on the New York Stock Exchange on March 16, 2001) held by non-affiliates was approximately $389,583,373.

The number of shares outstanding of the Registrant's common stock, $0.01 par value, was 32,876,234 on March 16, 2001.

                      Documents Incorporated By Reference
                      -----------------------------------

         Portions of the Registrant's definitive Proxy Statement relating to the 2001 Annual Meeting of Shareholders are incorporated by reference into
         Part III of this Form 10-K.

                               TABLE OF CONTENTS

                                                                                                       Form 10-K
Item No.                                                                                              Report Page
--------                                                                                              -----------
                  Forward-Looking Statements in Form 10-K.......................................              1

                                                       PART I


        1.        Business......................................................................              2
        2.        Properties....................................................................             19
        3.        Legal Proceedings.............................................................             24
        4.        Submission of Matters to a Vote of Security Holders...........................             26


                                                       PART II

        5.        Market for Registrant's Common Equity and
                    Related Shareholder Matters.................................................             27
        6.        Selected Financial Data.......................................................             28
        7.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.........................................             30
        7A.       Quantitative and Qualitative Disclosures about Market Risk....................             46
        8.        Financial Statements and Supplementary Data...................................             46
        9.        Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure......................................             46


                                                      PART III

       10.        Directors and Executive Officers of the Registrant............................             47
       11.        Executive Compensation........................................................             47
       12.        Security Ownership of Certain Beneficial Owners and
                    Management..................................................................             47
       13.        Certain Relationships and Related Transactions................................             47


                                                       PART IV

       14.        Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K.........................................................             48


                                                FINANCIAL INFORMATION

                  Financial Statements                                                                    F-1
                  Financial Statement Schedules                                                           F-23

FORWARD-LOOKING STATEMENTS IN FORM 10-K

     Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used, statements which are not historical in nature, including the words "anticipate," "estimate," "should," "expect," "believe," "intend" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are, by their nature, subject to known and unknown risks and uncertainties. Forward-looking statements include statements regarding future shopping center property sales, future development activities with certain tenants, and projected capital requirements for, number of, and timing of shopping centers to be delivered from development pipeline. Among the factors that could cause actual results to differ materially from those anticipated are the following: changes in the composition of senior management and the Board of Directors; the ability to attract and retain key employees; business conditions and the general economy, especially as they affect interest rates and value-oriented retailers; the federal, state and local regulatory environment; the ability to refinance maturing debt obligations on acceptable terms; the availability of debt and equity capital with acceptable terms and conditions including, without limitation, the availability of bank credit to fund development activities; the ability to sell operating shopping center properties and parcels of land on schedule and upon economically favorable terms; the availability of partners for joint venture projects and the ability to negotiate favorable joint venture terms; the availability of new development opportunities; changes in the financial condition or corporate strategy of or business relations with primary retail tenants; the outcome and timing of any resolution and costs of pending litigation and investigations; the ability to fund, complete and lease existing development and redevelopment projects on schedule and within budget; the ability to maintain or obtain all necessary licenses, permits and approvals required to conduct its business; tax legislation affecting the development business of JDN Realty Corporation and JDN Development Company, Inc.; and the ability of JDN Realty Corporation to maintain its qualification as a REIT. Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are detailed from time to time in press releases and reports filed by JDN Realty Corporation with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K. For examples, see "Risk Factors" under Part I, Item 1 of this report.

                                 PART I

Item 1.  Business
-----------------

BACKGROUND

     JDN Realty Corporation is a real estate company specializing in the development and asset management of shopping centers. When referred to herein, the term "Company" represents JDN Realty Corporation and its wholly owned or majority-owned subsidiaries, other than JDN Development Company, Inc. ("JDN Development"). As of December 31, 2000, the Company and JDN Development owned and operated, either directly or indirectly through affiliated entities, 111 shopping center properties containing approximately 11.9 million square feet of gross leasable area ("Company GLA") located in 19 states, with the highest concentrations in Georgia, Tennessee and Florida. The principal tenants of the Company's and JDN Development's properties include Lowe's, Wal-Mart, and TJX Companies. As of December 31, 2000, the Company and JDN Development, either directly or indirectly through affiliated entities or joint ventures, had 25 projects under construction. JDN Realty Corporation was incorporated under Maryland law in 1993 and has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes.

     JDN Development was formed in December 1994 to engage primarily in the development of shopping center properties. In order to comply with federal income tax law requirements, JDN Development was initially structured such that the Company owned 99% of the economic interest while the remaining 1% economic interest was owned by a former executive officer of the Company. Recent legislation amending the tax laws applicable to REITs permitted a change in the ownership structure of JDN Development. Effective January 1, 2001, the Company effected this change by acquiring 100% of the ownership of JDN Development. As a result of this acquisition, effective January 1, 2001 the Company has changed its accounting for JDN Development from the equity method to the consolidated method. In addition, the Company and JDN Development elected taxable REIT subsidiary status for JDN Development. See "Federal Income Tax Legislative Developments" below. Because it is not a REIT, JDN Development may engage in certain activities in which the Company cannot, such as sales of all or portions of development projects and third-party fee development. While taxable REIT subsidiaries may engage in a variety of activities unrelated to real estate, the Company does not expect the activities of JDN Development to expand significantly beyond the development activities in which JDN Development has historically engaged.

     As of December 31, 2000, the Company had invested $4.0 million in JDN Development in the form of equity capital, $134.6 million in the form of secured notes receivable and $58.9 million in the form of unsecured advances. As of December 31, 2000, the Company guaranteed one loan of JDN Development in the amount of $3.3 million. This loan was secured by property owned by JDN Development and was paid in full in February 2001.

UNDISCLOSED TRANSACTIONS, LEASE DISCREPANCIES AND MANAGEMENT CHANGES

Undisclosed Compensation Arrangements, Related Party Transactions and Unauthorized Benefits

     In February 2000, the Company announced that it had discovered undisclosed compensation arrangements and related party transactions with two executive officers of the Company and JDN Development. The undisclosed compensation arrangements were in the form of payments by the Company or JDN Development for the purchase of land on behalf of an entity owned by these officers and in the form of payments of fees and commissions to this entity. The undisclosed related party transactions consisted of sales of land by JDN Development to entities in which these officers directly or indirectly held interests. In addition, the Company discovered that these officers received unauthorized benefits from or through JDN Development, which included unauthorized receipt of commissions and fees related to real estate transactions consummated by JDN Development, unauthorized site improvements to land owned by these officers and the unauthorized conveyance of one parcel of land to these officers.

Discrepancies in Leases with and Land Sales to Tenants

     In April 2000, the Company announced the discovery of discrepancies in cost and other information underlying certain leases and real estate sales agreements with the Company's two largest tenants, Lowe's and Wal-Mart (collectively, the "Major Anchor Tenants"). The Company determined that these discrepancies may have affected the negotiation of rental rates and purchase prices paid by the Major Anchor Tenants in transactions with the Company and JDN Development.
After further investigation and discussions with the Major Anchor Tenants, the Company, JDN Development and the Major Anchor Tenants entered into an Estoppel and Release on May 23, 2000 which contained a financial settlement and reaffirmed the terms of all existing leases without modification, restatement or adjustment and reaffirmed all previously consummated real estate sales transactions without modification, restatement or adjustment.

Management Changes

     In February 2000, J. Donald Nichols resigned as Chief Executive Officer of the Company and as President of JDN Development. Also in February 2000, Jeb L. Hughes, Senior Vice President of JDN Development, and C. Sheldon Whittelsey, IV, Vice President of the Company and JDN Development, resigned from all of their positions with the Company and JDN Development. In March 2000, W. Fred Williams was hired to serve as President and Director of JDN Development. In April 2000, William J. Kerley resigned from the position of Chief Financial Officer of the Company, and John D. Harris, Jr., the Company's Controller, was appointed Secretary, Treasurer, and Interim Chief Financial Officer. In April 2000, Mr. Nichols resigned from his remaining positions with the Company and JDN Development and Craig Macnab, a member of the Company's Board of Directors, was hired to serve as Chief Executive Officer of the Company. In August 2000, Mr. Harris was appointed Chief Financial Officer and Michael A. Quinlan, former Controller of JDN Development, was appointed Controller of the Company. Also in August 2000, Elizabeth L. Nichols resigned her position as Director of the Company and subsequently resigned from the position of President in September 2000. In October 2000, W. Fred Williams resigned his positions as President and Director of JDN Development. Lee S. Wielansky was hired to serve as President and Chief Executive Officer of JDN Development in November 2000.

Bank Credit Agreements

     As a result of the undisclosed compensation and related party transactions, from April 14, 2000 to May 23, 2000, the Company was deemed to be in default under the credit agreements related to its primary line of credit and term loan. On May 23, 2000, the Company and the bank groups entered into amendments to its line of credit and term loan (the "Secured Credit Agreements"), which cured all existing defaults. Under the Secured Credit Agreements, loans outstanding were converted from unsecured to secured, the interest rates increased to LIBOR plus 2.50% (which was later reduced to LIBOR plus 2.25% after certain post-closing conditions were met), the maximum amount available under the line of credit decreased from $200 million to $175 million and the maturity dates changed to June 2001.

     On March 29, 2001, the Company closed a Third Amended and Restated Master Credit Agreement with Fleet National Bank as Agent (the "2001 Credit Agreement"), replacing the existing Secured Credit Agreements. The 2001 Credit Agreement provides for maximum borrowings of $300.0 million, comprised of a $150.0 million revolving credit facility and a $150.0 million term loan. Loans made pursuant to the 2001 Credit Agreement will initially bear interest at LIBOR plus 2.00% and will range from LIBOR plus 1.75% to LIBOR plus 2.25% based on Company leverage and credit quality. The 2001 Credit Agreement matures December 31, 2002.

DESCRIPTION OF BUSINESS

Development

     The Company's primary business has historically been to develop shopping centers anchored by retailers such as, for example, the Major Anchor Tenants. Through December 31, 2000, the Company, its predecessors and JDN Development had developed or jointly developed 189 shopping center projects, of which 107 were built on assignment from Wal-Mart and 34 were built on assignment from Lowe's. The Company and JDN Development have also historically developed for other retailers such as Kohl's, Kroger and PetsMart. Currently, the Company and JDN Development are involved in development activities with 10 different secondary anchor tenants such as Best Buy and Bed, Bath and Beyond. The Company and JDN Development expect to continue to pursue development opportunities with retailers with which they have traditionally worked while broadening the tenant and product mix to include grocers and grocery anchored shopping centers. Management intends to become more selective in the development projects it approves with a focus on location in high barrier-to-entry markets with demographic attributes that allow for net operating income growth over time. Management believes that this focus on location combined with developing for retailers who are leaders in their local markets will enable the Company to achieve favorable rates of return on its investments in shopping center properties.

     After obtaining an assignment from a retailer in a particular market, JDN Development generally:

     .    Obtains an option on the proposed site;
     . Develops a site plan, taking into account the physical constraints of the property and the physical requirements of shopping center retailers, that can be translated into economic terms to set rental rates for anchor tenants;
     . Performs preliminary demographic, traffic and economic studies on the proposed site;
     .    Obtains preliminary approval from its Investment Committee;
     . Contacts other major shopping center retailers that management believes would be interested in the same market to determine their interest in leasing space at the proposed site;
     . Estimates costs by evaluating soil, water, sewer, environmental and traffic factors, as well as any other costs associated with the proposed site;
     . Reviews the local rental market to determine demand for and pricing of local tenant space;
     . Contacts potential outparcel users for the site to determine demand for and pricing of outparcels;
     . Performs financial analyses to confirm that the development meets internal return on investment criteria; and
     . After final approval from the Investment Committee and a commitment from a significant shopping center retailer, the Company and JDN Development form a partnership that purchases, either directly or indirectly through an affiliated entity, the site and oversee construction of the shopping center.

     The Company and JDN Development have historically concentrated their development activities in the Southeast as a result of attractive shopping center development opportunities with major anchor retailers. The Company and JDN Development expect to continue to pursue development opportunities within the Southeast based on assignments from major retailers. In addition, the Company intends to develop, acquire and own shopping centers in other locations with demonstrated growth potential or population density with high barriers-to-entry for other shopping center developers. JDN Development has pursued development opportunities with its own development staff and with selected local developers in the Midwest, Southwest, Northeast and California as the result of increased tenant interest and opportunities in these markets.

     JDN Development's indirectly wholly owned subsidiary, Goldberg Property Associates, Inc. ("Goldberg"), a real estate development, brokerage and property management company in Denver, Colorado, provides JDN Development with additional development opportunities, regional knowledge of the intermountain states and opportunities to develop for additional regional retailers. Goldberg currently has begun construction on two projects, with additional projects in various stages of pre-development.

     During 2000, the Company and JDN Development completed projects which added approximately 957,000 square feet of Company GLA to the Company's operating portfolio of shopping centers and cost approximately $96.8 million. As of December 31, 2000, the Company, either directly or indirectly through JDN Development and joint ventures, had begun construction of a total of 25 projects which are expected to add approximately 2.1 million square feet of Company GLA to the Company's operating portfolio of shopping center properties.

     During 2000, the Company approved one shopping center project and to date, in 2001, has approved one additional project. Historically, the Company and JDN Development have approved multiple projects in any given year. Management anticipates, however, that a reduction in the number of approved projects, based on its more selective focus, may also reduce development activity and the number of completed projects delivered in future periods. This reduction could mean slower or flat growth in the operating portfolio as well as net operating income and funds from operations.

Asset Management

     The Company's objective is to maximize long-term value of its portfolio of operating shopping centers. Management believes that this objective is best accomplished through aggressive leasing and property management efforts, through redevelopment and expansions of selected shopping centers, and through disposition of assets not meeting location, demographic and credit standards necessary for maximizing long-term value. The Company's asset management team seeks to attract quality retail and service tenants, maintain high occupancy rates, and establish a portfolio consisting of high quality assets located in fundamentally sound markets that have high barriers-to-entry.

Leasing and Property Management

     The leasing staff seeks a complementary mix of financially qualified tenants. Prior to entering into leases, the Company's leasing professionals analyze the financial condition of each retail prospect, evaluate the prospect's business plan and suitability as a tenant in a particular center and make recommendations to management. In management's judgement, this process maximizes rental revenue and reduces the risk of tenant turnover. After leasing space, the Company's property management department seeks to maximize the portfolio returns by increasing revenues through renewals of existing tenant leases and reducing operating expenses.

     During 2000, on a "same property" basis, the Company experienced the following results:

     . Net operating income decreased 0.1% for the year ended December 31, 2000 as compared to the year ended December 31, 1999, primarily as a result of an increase in operating costs.
     . At December 31, 2000, the Company's properties were 95.8% leased as compared to 94.4% at December 31, 1999. This increase primarily relates to the releasing of a portion of a vacant anchor space at one of the Company's shopping center properties.
     . Annualized base rent per leased square foot increased 0.5% to $7.69 as of December 31, 2000 from $7.65 as of December 31, 1999 due to an increase in effective rent upon turnover or renewal of space.

     As of December 31, 2000, the Company's and JDN Development's overall operating portfolio of 111 shopping center properties was 95.6% leased.

Redevelopment and Expansion

     The Company's business strategy also includes the selective redevelopment, retenanting and expansion of shopping centers to increase cash flows and property values while simultaneously earning a risk adjusted return on incremental investment. The Company has historically been active in its tenant expansion plans as changing demographics and increased sales warrant expansion or relocation. Redevelopment projects have included the addition of anchor tenants, changes in the tenant mix and the reconfiguration of shopping centers. The Company and JDN Development have worked closely with several anchor tenants to enlarge their stores and enhance merchandising capabilities.

     During 2000, the Company and JDN Development completed the redevelopment of two shopping centers. In Milwaukee, Wisconsin, JDN Development relocated a 21,090 square foot Walgreen's out of an existing predominantly vacant mall to an outparcel and replaced the mall with a 205,757 square foot Wal-Mart. In Eastman, Georgia, the Company relocated a 3,600 square foot Movie Gallery into a 4,800 square foot freestanding store and expanded a Food Lion into a 35,560 square foot store.

     Also during 2000, the Company completed two expansions. In Warner Robins, Georgia the Company added a non-owned Wal-Mart, a TJ Maxx, 14,400 square feet of small tenant shops and an office supply retailer scheduled to open in 2001. In Greensboro, North Carolina, the Company added an Old Navy and Dick's Sporting Goods to an existing shopping center.

Dispositions

     The disposition strategy of the Company is designed to generate capital to be used to fund profitable development activities and to dispose of shopping center properties the returns and growth potential of which fall below management's objective. The asset management and dispositions teams analyze properties for potential dispositions, focus on selling assets that do not fit the overall Company strategy and replace them with assets located in high barrier-to-entry, high growth markets with an emphasis on high rates of profitability.

     The Company has utilized different strategies for dispositions in the past, which have included selling all or portions of shopping centers for cash and through the use of tax-deferred exchanges ("1031 Exchanges") under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"). Management intends to continue to explore different disposition strategies as a means of executing the overall disposition strategy.

     During 2000, the Company and JDN Development sold the following shopping center properties:

                                        Disposition    Company
Location                                   Date          GLA           Proceeds
--------------------------------------------------------------------------------
Cordele, Georgia (1)                      01/19/00      149,704     $  9,653,075
Gallipolis, Ohio (1)                      01/19/00      179,958       13,128,872
Wallace, North Carolina                   02/10/00      118,993        4,230,000
Cheraw, South Carolina                    02/10/00       45,100        2,520,000
Cordele, Georgia                          05/22/00       26,350        2,100,000
Milwaukee, Wisconsin (3)                  05/25/00       30,000        2,550,000
Canton, GA (1) (3)                        06/05/00      199,026       13,739,296
Cumming, Georgia (1)                      06/06/00      202,847       12,857,579
Buford, Georgia (1)                       06/28/00      205,330       13,606,552
Newnan, Georgia (1)                       07/11/00      204,170       13,743,777
Wilmington, North Carolina                08/23/00      169,437        8,900,000
Wilmington, North Carolina (2)            09/08/00            -          800,000
Rockingham, North Carolina                10/06/00      168,776        6,250,000
Lake City, South Carolina                 10/06/00      135,963        5,380,000
Buford, Georgia                           10/18/00       29,700        3,400,000
Murfreesboro, Tennessee                   11/01/00       71,028        3,500,000
Greensboro, North Carolina (2)            11/17/00            -        1,775,831
Milwaukee, Wisconsin (3)                  12/15/00       15,120        2,500,000
                                                    -----------  ---------------
      Totals                                          1,951,502     $120,634,982
                                                    ===========  ===============

------------------------------------------------------------
(1)   Sale of only the Wal-Mart at this location.
(2)   Sale of vacant land only.
(3)   Owned by JDN Development

          As of December 31, 2000, the Company and JDN Development were negotiating the sale of 23 shopping center properties (the "Marketed Properties"), 11 of which were subject to definitive agreements at that date, for an estimated aggregate purchase price of approximately $134.3 million. The aggregate net book value of the Marketed Properties is approximately $114.2 million and represents approximately 16.1% of net operating income for the year ended December 31, 2000. The sale of the Marketed Properties is dependent upon, among other things, the negotiation of transactions with buyers, completion of due diligence and, in some cases, the ability of the purchasers to successfully obtain financing for these transactions. There can be no assurance that any of these properties will be sold when expected or at all. Failure to sell some or all of the Marketed Properties could adversely affect the Company's ability to fund its ongoing development activities.

TENANTS

     As of December 31, 2000, the Company and JDN Development had the following tenants representing more than 10% of Company GLA or annualized base rent.


                                            Percent of      Percent of
                                              Company     Annualized Base
Tenant                                          GLA             Rent
--------------------------------------------------------------------------
Lowe's                                         16.6%            17.5%
Wal-Mart                                       11.4%             5.6%

     No other tenant accounted for more than 10% of Company GLA or annualized base rent in 2000. The loss of either Major Anchor Tenant or the inability of either of them to pay rent would have a material adverse effect on the Company's financial condition and results of operations. See also "Risk Factors" below and "Recent Developments" above.

     The tenant base of the Company and JDN Development had the following characteristics as of December 31, 2000:


                                            Percent of   Percent of
                                             Company   Annualized Base
Tenant                                         GLA          Rent
---------------------------------------------------------------------
Anchor                                           53.3%         41.6%
Second Anchor                                    20.5%         23.5%
In Line                                          17.4%         27.8%
Outparcel                                         3.7%          6.7%
Other                                             0.7%          0.4%
Unleased                                          4.4%          0.0%
                                           ------------  ------------
           Total                                100.0%        100.0%
                                           ============  ============


National                                         74.0%         73.0%
Regional                                          9.9%         11.6%
Local                                            11.7%         15.4%
Unleased                                          4.4%          0.0%
                                           ------------  ------------
           Total                                100.0%        100.0%
                                           ============  ============

COMPETITION

     The Company and JDN Development compete with commercial developers, real estate companies and other real estate owners for development opportunities in all of their market areas. Certain of these competitors may have greater amounts of available capital, better access to capital at lower costs, more management and development expertise, better relationships with their key tenant base and other resources than those of the Company or JDN Development. The operations of each shopping center in the Company's portfolio are subject to competition from similar shopping centers in their respective locations. Management believes that the Company and JDN Development are well positioned to compete effectively for development and acquisition opportunities and are generally well positioned to compete in markets in which their shopping center properties are located, although recent developments described in this report could impact the competitive position of the Company and JDN Development in the future.

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

     Stormwater discharge from a construction facility is evaluated in connection with the requirements for stormwater permits under the Clean Water Act, which is an evolving program in most states. Management anticipates that, in many cases, general stormwater permits will be applicable to the Company's activities and individual permits will not be required for existing or new developments.

     Some of the Company's shopping centers contain friable asbestos elbow fitting insulation on mechanical systems throughout the shopping centers and may contain other asbestos containing materials. These materials are inspected for damage or disturbance periodically and adequate remediation is performed in the event of any repairs or renovations on the affected area. Some of the buildings on the Company's properties were built when low concentrations of non-friable asbestos were commonly used in building materials such as roof flashings and vinyl floor tile and may contain non-friable asbestos building materials. Management believes that buildings that contain limited amounts of friable asbestos, which is subject to monitoring by the Company, and materials that contain low concentrations of non-friable asbestos, when properly managed and maintained, generally do not impose any environmental hazard. In 2000, the Company and JDN Development purchased certain land for its development projects, which contained structures with friable asbestos. The Company and JDN Development performed demolition and remediation according to government regulations prior to beginning construction.

     The Company's properties may also be affected by materials that contain polychlorinated biphenyls ("PCBs"), such as electrical transformers, owned by other parties located on the Company's properties. Management does not believe that the presence of such materials will result in removal costs that would have a material adverse effect on the Company's financial condition or results of operations in the event of any future major repairs or renovation activities.

     Any one or more of the Company's shopping centers can potentially be negatively impacted, either through physical contamination or by virtue of an adverse effect on property values by the release of hazardous or toxic substances emanating from areas adjacent to or near the centers. Several of the centers are adjacent to or near areas that either contain or have contained above-ground or underground petroleum storage tanks that either have or may have released petroleum products into the soil or groundwater. A number of the Company's shopping center properties at one time contained underground storage tanks that were used to store petroleum products. When necessary, soil and groundwater contaminations have been the subject of remediation efforts as required by law.

     The general policy of the Company and JDN Development is to obtain a new or updated environmental assessment each time it develops or acquires a property. The Company and JDN Development obtained Phase I environmental assessments of each property on which they began construction during 2000. Because the terms of all agreements for purchase and sale of properties the Company and JDN Development have acquired or will acquire contain or are expected to contain representations related to the sellers' knowledge of existing environmental conditions. Because the terms of the Company's leases with its shopping center tenants do not give the Company control over the day-to-day operational activities of the tenants, no assurance can be given that any lessee of a property owned or to be owned by the Company has not or will not create a hazardous environmental condition.

     Except as noted below, the Company and JDN Development have not been notified by any governmental authority of any material noncompliance, environmental claim or liability in connection with any of its shopping centers. The Company and JDN Development have not been notified of any claim for personal injury or property damage by a private party in connection with any of its properties as a result of environmental conditions. The Company and JDN Development have entered into a Consent Agreement with the Environmental Protection Agency relating to an alleged violation of a wetlands permit at one of the Company's recently developed properties. Pursuant to the Consent Agreement, the Company and JDN Development have agreed to certain remedial measures none of which Management believes will have a material adverse effect on the Company's financial condition or results of operations. The Company and JDN Development are not aware of any other environmental condition or liability with respect to any of their properties that management believes would have a material adverse effect on the Company's financial condition or results of operations.

EMPLOYEES

     As of March 16, 2001, the Company, JDN Development and their respective subsidiaries employed 122 full-time individuals and four part-time individuals, including executive, administrative and field personnel.

Executive Officers of the Registrant are as follows:

Name                          Age  Positions
----                          ---  ---------
Craig Macnab                   45  Chief Executive Officer and Director
Lee S. Wielansky               49  President and Chief Executive Officer, JDN Development
                                   Company, Inc. and Director
John D. Harris, Jr.            41  Chief Financial Officer, Senior Vice President, Secretary and
                                   Treasurer
Andrew E. Rothfeder            32  Senior Vice President and Director of Asset Management
Laurie A. Farris               38  Vice President and Director of Acquisitions
David L. Henzlik               39  Vice President and Director of Development Leasing, JDN
                                   Development
Leilani L. Jones               39  Vice President and Director of Property Management
                                   and Assistant Secretary
Michael A. Quinlan             41  Vice President, Controller and Assistant Secretary

     The term of each executive officer runs until his or her successor is elected and qualified at the first meeting of the Board of Directors following the annual meeting or until his or her earlier resignation or removal. The following is a biographical summary of the experience of the executive officers of the Company:

     Craig Macnab. Mr. Macnab has served as the Company's Chief Executive Officer since April 2000, and as a director since December 1993. From June 1993 to December 1996, Mr. Macnab served as General Partner of MacNiel Advisors, and from January 1997 to March 1999, he served as President of Tandem Capital.

     Lee S. Wielansky. Mr. Wielansky joined JDN Development in November 2000 as President and Chief Executive Officer. Mr. Wielansky was elected to the Board of Directors of the Company in February 2001. Prior to joining JDN Development, from January 1995 until March 1998, Mr. Wielansky was President and Chief Executive Officer of the Midland Development Group. From March 1998 until November 2000, he served as Managing Director of Regency Realty Corporation. Mr. Wielansky is a Director of Acadia Realty Trust and Director and Vice Chairman of Allegiant Bancorp, Inc.

     John D. Harris, Jr. Mr. Harris has served as Chief Financial Officer and Senior Vice President since August 2000 and as Secretary and Treasurer of the Company since March 2000. Mr. Harris served as Interim Chief Financial Officer from April 2000 to July 2000. Mr. Harris served as Vice President and Controller of the Company from May 1988 to April 2000. From July 1994 to May 1998, Mr. Harris served as Controller of the Company. Mr. Harris is a certified public accountant.

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

     David L. Henzlik. Mr. Henzlik has served as Vice President and Director of Development Leasing, JDN Development since December 1999. From March 1995 to December 1999, Mr. Henzlik served as Vice President and Director of Leasing of the Company.

     Leilani L. Jones. Ms. Jones has served as Vice President and Director of Property Management of the Company since its formation in December 1993 and as Assistant Secretary of the Company since May 1977. Ms. Jones is a certified Property Manager and a CCIM.

     Michael A. Quinlan. Mr. Quinlan has served as Vice President, Controller and Assistant Secretary of the Company since July 2000. From October 1997 through June 2000, Mr. Quinlan served as Controller and Assistant Secretary of JDN Development. Prior to joining JDN Development, Mr. Quinlan was an employee of The Rouse Company serving as a Regional Financial Advisor from June 1996 through September 1997 and as a Senior Group Controller from January 1995 through May 1996.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company is in the business of development, redevelopment, management, and acquisition and disposition of shopping centers. The Company considers its activities to be conducted within a single industry segment. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain information required in Item 1.

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

The Company is Dependent on Major Anchor Tenants for Revenues; Major Anchor Tenant Relations Have Been and May be Further Affected by Recent Developments

     Major Anchor Tenants. As of December 31, 2000, Lowe's and Wal-Mart each leased more than 10% of the gross leaseable area that the Company owned directly, and Lowe's accounted for more than 10% of the Company's total annualized base rent. No other single tenant accounted for more than 10% of the Company's GLA or total annualized base rent in 2000.

     If the Company were unable to finance, complete and lease or sell development projects to either of the Company's two largest tenants or if the financial condition or corporate strategy of either of these tenants changes, or if the recent developments adversely affect the willingness or interest of the Major Anchor Tenants to do business with the Company, the Company could experience material adverse consequences, such as reduced net income, reduced funds from operations, reduced distributions and violation of covenants in one or more of its debt obligations. In addition, other tenants may not be attracted to the Company's properties without these tenants. The following is a list of examples of changes that could have a material adverse effect on the
Company:

     . The Company could experience a loss of liquidity, either through further restrictions under its existing credit facility, its inability to attract joint venture partners, its inability to sell projects as expected, its inability to access alternative sources of capital, or otherwise, that could cause the Company to become unable to start or complete existing or new development projects;
     . Either Major Anchor Tenant could become unable to complete and lease existing development and redevelopment projects on schedule and within targeted projections;
     . Either Major Anchor Tenant could become unable to pay rent as it becomes due;
     . Either Major Anchor Tenant could fail to renew leases as they expire causing vacancy at certain shopping centers or causing the Company to re-lease the vacant space on less than favorable economic terms;
     . Either Major Anchor Tenant could discontinue providing or provide significantly fewer assignments of development projects to the Company or either Major Anchor Tenant could provide assignments that are not economically feasible for the Company to pursue, and the Company could be unable to replace the income from these assignments with economically advantageous assignments from other retail anchor tenants;
     . The Company could become unable to complete new and existing development projects for these tenants as a result of the inability or unwillingness of third-party vendors to provide services to the Company; and
     . The Company could become unable to obtain funds through joint venture relationships as a result of the inability or unwillingness of potential third-party joint venture partners to enter into joint venture relationships with the Company.

     Other Tenants. A change in the financial condition or business strategy of another major tenant or a number of smaller tenants may have an adverse impact on the properties affected and on the income that those properties produce.

     Other Tenant Relations may be Affected by Recent Developments. The Company depends, and will continue to depend upon, its relationships with current and future tenants. Management believes, based on the current level of activity, that it has the ability to maintain current and develop new relationships. However, inability of the Company to maintain current and to develop new tenant relationships, as a result of the events described in "Recent Developments" in
Part I, Item 1 of this Report, could have a material adverse effect on the Company.

The Company is Dependent on Outside Financing to Support its Business Strategy

     The Company's strategy includes developing and redeveloping shopping center properties. Because the Company operates in a manner so as to preserve its qualification as a REIT, which requires, among other things, the distribution of at least 95% of its taxable income (or 90% of its taxable income after December 31, 2000) to shareholders each year, the Company is generally not able to fund its development activities with cash from operating activities. The Company must, therefore, rely in part on the availability of debt or equity capital to fund development and redevelopment activities.

     The Company's existing 2001 Credit Agreement consists of a $150.0 million revolving credit facility and a $150.0 million term loan, as more particularly described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Part II, Item 7 of this report. The 2001 Credit Agreement contains restrictions on the Company's ability to incur additional indebtedness, requires the Company to maintain certain specified financial ratios and obligates the Company to provide certain of its properties as security. The Company may be unable to refinance or repay this indebtedness in full when it matures in December 2002. There can be no assurance that the Company will have access to public or private debt or equity capital markets to fund future growth on acceptable terms.

     The Company is subject to a variety of risks associated with debt financing. Examples of these risks include the following:

     . The Company's cash provided by operating activities may be insufficient to meet required payments of principal and interest;
     . The Company may be unable to pay or refinance indebtedness on its properties;
     . If prevailing interest rates or other factors at the time of refinancing result in higher interest rates on refinancing, then the Company's interest costs would increase, which may adversely affect the Company's related returns on its development and redevelopment activities, cash provided by operating activities and the ability to make distributions or payments to holders of the Company's securities;
     . If the Company is unable to secure refinancing of indebtedness on acceptable terms, the Company may be forced to dispose of properties upon disadvantageous terms, which may result in losses to the Company and may adversely affect the Company's funds from operations;
     . If the Company is unable to obtain secured or unsecured financing on acceptable terms, the Company may not be able to fund its development pipeline, resulting in a loss of future income and asset value to the Company;
     . If a property or properties are mortgaged to secure payment of indebtedness and the Company is unable to meet mortgage payments, the mortgagee may foreclose upon the property or otherwise compel the Company to transfer the property to the mortgagee, resulting in a loss of income and asset value to the Company; and,
     . The Company is limited on the amount of total indebtedness it may incur and on the amount of secured indebtedness it may incur by its credit agreements and bond indentures which limits the funds available for the Company's development and redevelopment activities.

     As a result of its failure to timely file its Annual Report on Form 10-K for the year ended December 31, 1999, the Company's registration statement on Form S-3 as filed with the Securities and Exchange Commission ("SEC") is no longer effective. The inability of the Company to rely on its shelf registration statement may adversely affect the Company's ability to timely access the public debt and equity capital markets.

The Company is Dependent on Land Sales and Shopping Center Sales to Support its Growth

     In addition to outside financing, the Company is dependent upon selling land and shopping center properties to provide funds to invest in its development activities. The closing of real estate transactions requires considerable effort and is dependent upon multiple factors that are not necessarily within the Company's control. Among these factors are the ability of the purchaser to obtain financing, the resolution of issues arising out of due diligence, economic conditions which may make sales prices unattractive to the Company, economic conditions which make real estate unattractive to potential purchasers, and unforeseen delays in the process which cause delays in the closing. Failure to close land sales and shopping center property sales on schedule could adversely affect the Company's ability to continue to fund its development activities.

The Company is Subject to Tax-Related Risks

     Tax Liabilities of Failure to Qualify as a REIT. The Company has elected to be taxed as a REIT for federal income tax purposes. No assurance can be provided, however, that the Company will continue to operate in a manner enabling it to remain so qualified. Qualification as a REIT involves the application of highly technical and complex Code provisions. Also, the determination of various factual matters and circumstances not entirely within the Company's control may impact its ability to qualify as a REIT. In addition, new legislation, regulations, administrative interpretations or court decisions may significantly change the tax laws with respect to the qualification as a REIT or the federal income tax consequences of such qualification.

     Among the requirements to qualify as a REIT, the Company must distribute at least 95% (or 90% after December 31, 2000) of its taxable income to its shareholders each year. Possible timing differences between the receipt of income, the payment of expenses and the inclusion and deduction of such amounts in determining taxable income could force the Company to reduce its dividends below the level necessary to maintain its qualification as a REIT, which would have material adverse tax consequences. In order to maintain qualification as a REIT, the Company must also satisfy annually two gross income requirements. In addition, at the close of each quarter of the Company's taxable year, the Company must satisfy certain tests under the Code relating to the nature of its assets. As part of these asset tests, except for investments in REITs, qualified REIT subsidiaries and taxable REIT subsidiaries, a REIT cannot own securities of any one issuer in an amount representing more than 10% of the outstanding voting securities of such issuer (or more than 10% of either the voting securities or of the total value of the securities of such issuer after December 31, 2000). The Internal Revenue Service ("IRS") has adopted the Securities and Exchange Commission's position that the term "voting security" should generally be interpreted to include not only the formal legal right to vote for the election of directors pursuant to the law of the state of incorporation but also the de facto power, based on all the surrounding facts and circumstances, to determine, or influence the determination of, the identity of a corporation's directors. As of December 31, 2000, the Company owned 1% of the voting securities and 100% of the non-voting securities of JDN Development. While no assurance can be given that the IRS would not successfully assert that the shares of non-voting securities of JDN Development previously held by the Company did not constitute "voting securities," management of the Company believes that, prior to January 1, 2001, the Company did not have the de facto power to determine, or unduly influence the determination of the identity of the directors of JDN Development.

     If in any taxable year the Company does not qualify as a REIT, it would be taxed as a "C" corporation and, in computing its taxable income, the Company would not be able to deduct distributions to the holders of the Company's capital stock. In addition, unless entitled to relief under certain statutory provisions, the Company could not elect REIT status for the four taxable years following the year during which qualification was lost. It is not possible to state whether in all circumstances the Company would be entitled to such statutory relief. Failure to qualify as a REIT for even one year could result in the Company incurring substantial indebtedness (to the extent borrowings are feasible) or liquidating substantial investments in order to pay the resulting taxes. In addition, the Company would no longer be required by the Code to make any distributions to its stockholders. As a "C" corporation, future distributions by the Company to its stockholders would be made at the discretion of the Company's Board of Directors, and it is not anticipated that the Company would make any distributions to its stockholders in the foreseeable future. This likely would have a significant adverse affect on the value of the Company's securities.

     Other REIT Taxes. Although qualified for REIT taxation, certain transactions or other events could lead to the Company being taxed at rates ranging from 4% to 100% on certain income or gains. For example, the Company is subject to a 100% tax on the net income derived from "prohibited transactions." A prohibited transaction is the sale or other disposition of property held primarily for sale to customers in the ordinary course of a trade or business, with the exception of foreclosure property. Whether property is held primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all of the facts and circumstances with respect to the particular transaction. Certain safe harbor rules are provided pursuant to which certain sales will be deemed not to constitute prohibited transactions. Specific requirements must be satisfied in order to bring a sale within the safe harbor. See "Federal Income Tax Considerations" filed as an exhibit to this report. During 2000, the Company sold certain shopping center properties that fell outside the safe harbor rules, and in 2001, the Company intends to sell certain additional shopping center properties that also fall outside the safe harbor rules. The Company, however, believes that, based on all of the facts and circumstances, it will not have held such properties primarily for sale to customers in the ordinary course of a trade or business and, therefore, such property sales would not be considered prohibited transactions. There can be no assurance that the IRS will not disagree with such conclusion.

The Outcome of Shareholder Litigation May Adversely Affect the Company's Business and Financial Results

     Claims have been brought by shareholders against the Company and certain of its directors and current and former executive officers alleging various violations of federal securities laws and state laws. An unfavorable disposition of these claims against the Company and the costs related thereto could have a material adverse effect on the Company's financial condition or cash flows and results of operations, as described in "Legal Proceedings" in Part I, Item 3 of this report. The Company incurred substantial defense costs during 2000, and it is likely that the Company will continue to incur substantial defense costs until the shareholder claims have been resolved.

The Company May Become Subject to Regulatory Proceedings

     As a result of an investigation by a special committee of the Company's Board of Directors into undisclosed compensation arrangements, related party transactions and unauthorized benefits, the Company was unable to file its 1999 Annual Report on Form 10-K report by the required deadline. The SEC initiated a formal order of investigation as of August 2, 2000. Pursuant to this order, the Company has voluntarily provided certain documents and other information to the SEC regarding the compensation arrangements, unauthorized benefits and related party transactions discussed in Part I of this report. By letter dated March 5, 2001, the SEC staff advised the Company that it intended to recommend that the SEC institute a proceeding against the Company. The Company continues to cooperate fully with the SEC staff in order to resolve this matter as expeditiously as practicable. Management of the Company does not expect that the resolution of this matter will have a material adverse effect on the Company's business, financial condition or results of operation. However, the Company is unable to predict with certainty the timing or ultimate outcome of this matter. The Company cannot be certain that it will not be subject to regulatory proceedings initiated by other regulatory agencies, and may experience difficulties in maintaining or obtaining all necessary licenses, permits and approvals required to conduct it business as a result of such proceedings. Regulatory agencies and self-regulatory organizations, such as the New York Stock Exchange, the Internal Revenue Service or state tax authorities, may seek to impose fines, penalties or other remedies against the Company. The imposition of any such fines, penalties or other remedies could have a material adverse effect on the Company.

Changes in Key Personnel May Adversely Affect the Company

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

The Company is Subject to Risks Inherent in Investment in Real Estate Properties

     General Risks. Real property investments are subject to varying degrees of risk. Among the factors that may affect real estate values and the income generated from real estate investments are the following:

     .    changes in the general economic climate;
     . local conditions (such as an over supply of or a reduction in demand for shopping center space in an area);
     .    the quality and philosophy of management;
     .    competition from other available space;
     .    the ability of the owner to provide adequate maintenance and insurance;
     .    variable operating costs (including real estate taxes);
     . costs associated with federal, state and local government laws and regulations (including, for example, environmental, zoning and other land use laws and regulations);
     . changes in business conditions and the general economy as they affect interest rate levels;
     .    the availability of financing; and
     .    potential liability under and changes in environmental and other laws.

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

     In the event of default by a tenant, the Company may experience delays and incur substantial costs in enforcing its rights as landlord. In addition, although circumstances may cause a reduction in income from the investment, there is generally no reduction in certain significant expenditures associated with ownership of real estate (such as mortgage payments, real estate taxes and maintenance costs).

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

     Effect of Uninsured Loss on Performance. The Company carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with policy specifications and insured limits that are customary for similar properties. Certain types of losses (such as from wars or earthquakes), however, are either uninsurable or insurable only at costs which are not economically justifiable. If an uninsured loss occurs, although the Company would continue to be obligated to repay any recourse mortgage indebtedness on the property, the Company may lose both its invested capital in, and anticipated profits from, the property.

     Competition. Numerous commercial developers, real estate companies and other owners of real estate (particularly those that operate in the states in which the Company's properties are located) compete with the Company in seeking land for development and tenants for properties. Certain of these competitors may have greater access to capital and other resources than the Company.

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

Item 2.  Properties

     The Company's corporate headquarters are located in a building it owns at 359 East Paces Ferry Road, Suite 400, Atlanta, Georgia 30305. JDN Development leases space from the Company at that location. The Company and JDN Development coordinate most of their corporate activities from their headquarters, although the Company and JDN Development also maintain offices in Nashville, Tennessee; Charlotte, North Carolina; Denver, Colorado; Birmingham, Alabama; Morlton, New Jersey; and St. Louis, Missouri.

     As of December 31, 2000, the Company and JDN Development owned and operated, either directly or indirectly through affiliated entities, 111 shopping center properties totaling approximately 11.9 million square feet of gross leasable area. The following tables set forth information on these properties as of December 31, 2000:

                      Year Built/
                      Renovated   Total     Company   Percent
Location              or Expanded GLA (1)      GLA    Leased                  Anchor Stores
----------------------------------------------------------------------------------------------------------------------------
ALABAMA
    Decatur           1965/1996   122,957    122,957  100.0%  Food World, Handy TV & Appliance
    Gadsden             1979      131,046     85,343   97.0%  Public Wholesale, Food World(2),Dollar General(Eckerd)(6)
    Opelika           1993/1995   306,229    306,229  100.0%  Wal-Mart, Lowe's, Winn-Dixie, Goody's, CVS
    Opelika             1999      135,201    135,201  100.0%  Lowe's
    Scottsboro          1999      223,758     40,568  100.0%  Wal-Mart(2), Goody's
COLORADO
    Denver              1997      244,644    244,644  100.0%  King Soopers, Homeplace, OfficeMax, PetsMart
    Parker              2000      203,715          0  100.0%  Wal-Mart(2)
FLORIDA
    Bradenton           1999        9,611      9,611  100.0%  -
    Brandon             1997      243,207    115,952  100.0%  Lowe's(2), The Sports Authority, Linens 'N Things
    Brandon             1999       51,424     51,424  100.0%  Publix
    Fort Walton Beach   1986       21,902     21,902   73.7%  -
    Gulf Breeze         1998      198,462     29,832  100.0%  Wal-Mart(2)
    Ocala             1984/1991   183,820    183,820   98.1%  Wal-Mart, Winn-Dixie
    Pensacola           2000       55,795     55,795  100.0%  Scotty's
    Tallahassee       1990/1994   265,304    109,055   95.2%  Wal-Mart(2), Lowe's
GEORGIA
    Alpharetta          1998      129,044    129,044  100.0%  Lowe's
    Athens              2000      218,883     24,004   95.0%  Wal-Mart(2)
    Buford              1998      362,136    156,806  100.0%  Wal-Mart (2), Lowe's
    Canton              1983      127,800    127,800   92.1%  Ingles, Staples
    Canton (4)          1996      238,032     39,006   92.8%  Wal-Mart (2)
    Cartersville        1984      112,242    112,242   74.5%  Ingles,  Eckerd
    Chamblee            1976      175,972    175,972   93.6%  Winn-Dixie, CVS
    Columbus            1999      242,661    119,661  100.0%  Target(2), Goody's, Michael's, PetsMart
    Cumming             1997      631,167    297,220   97.2%  Wal-Mart (2), Home Depot(2), Goody's, OfficeMax,
                                                              Lowe's, PetsMart, Michael's

    Cumming             2000        8,002      8,002  100.0%   -
    Cumming             1999       27,604     27,604   74.6%  Pike Nurseries
    Douglasville        1999      250,054    117,207   91.6%  Lowe's(2), Babies 'R Us, Best Buy
    Eastman             1990       94,669     53,365  100.0%  Wal-Mart(2), Food Lion
    Fayetteville        1990      156,066    156,066   93.2%  Cub Foods(Ingles)(6), Movies 10, CVS
    Fayetteville        2000       15,646     15,646  100.0%  Eckerd
    Fayetteville        2000      133,662      5,001  100.0%  Lowe's(2)
    Fort Oglethorpe   1973/1992   176,903    176,903   98.0%  Kmart, Albertson's, CVS
    Griffin             1986      172,548     64,773   93.8%  Wal-Mart(2), Winn-Dixie
    LaFayette           1990       78,426     78,426   67.9%  Food Lion
    Lawrenceville       1998       10,128     10,128  100.0%  CVS
    Lawrenceville       1990       89,066     89,066   97.4%  Winn-Dixie, Eckerd
    Lawrenceville     1989/1995   322,262    322,262   96.5%  Wal-Mart, Kroger, Georgia Theatre
    Lilburn             1990       73,953     73,953  100.0%  Kroger
    Lilburn             1997      132,849    132,849  100.0%  Lowe's
    Loganville          1995       91,199     91,199  100.0%  Kroger
    Macon               1999      102,100    102,100  100.0%  Kmart
    Madison             1989      106,102    106,102   93.4%  Wal-Mart, Ingles, CVS, Wal-Mart Storage(4)
    Marietta            1997      151,049    151,049  100.0%  Lowe's
    McDonough           1999        4,670      4,670  100.0%   -
    Newnan              1995      426,732    156,506  100.0%  Wal-Mart(2), Lowe's, Upton's(2)
    Peachtree City      1997       10,800     10,800  100.0%  Pike Nurseries
    Peachtree City      1999       43,619     43,619   96.8%  Staples
    Riverdale           1989       80,190     22,405   94.6%  Kroger(2)

                      Year Built/
                      Renovated    Total    Company   Percent
Location             or Expanded  GLA (1)     GLA     Leased                  Anchor Stores
-----------------------------------------------------------------------------------------------------------
GEORGIA
    Stockbridge         1988      162,783    162,783   99.1%  Kmart, Cub Foods(Ingles)(6)
    Stockbridge         1997       10,800     10,800  100.0%  Pike Nurseries
    Stone Mountain      1999      131,000    131,000  100.0%  Lowe's
    Suwanee             1997       54,302     43,394   87.1%  Pike Nurseries, Eckerd(2)
    Tucker              1998      265,025    130,382   98.6%  Wal-Mart(2), Kroger, Goody's
    Union City          1986      181,959    100,007   97.1%  Wal-Mart(2), Ingles, Drug Emporium
    Warner Robins (3)   1997      416,528    196,344   98.2%  Lowe's, Wal-Mart(2), TJ Maxx
    Woodstock           1995      170,942    170,942  100.0%  Wal-Mart
    Woodstock           1997      255,860    132,849  100.0%  Lowe's, Kmart(2)
    Woodstock           1997       11,020     11,020  100.0%  Pike Nurseries
ILLINOIS
    Decatur             1999      194,782     22,782   64.4%  Wal-Mart (2)
INDIANA
    Lafayette           2000      243,853     35,103   25.9%  Wal-Mart (2)
IOWA
    Davenport           1999      161,285    136,390   91.4%  Borders Books & Music (2), Bed Bath & Beyond,
KANSAS
    Topeka              1976      126,869    126,869   59.9%  Bauersfeld's Grocery
KENTUCKY
    Lexington           1998      346,430     29,793  100.0%  Lowe's(2), Wal-Mart(2)
    Lexington           1998      204,836     24,878   83.1%  Wal-Mart(2)
    Richmond            1992      229,317    158,045  100.0%  Kmart, Lowe's(2), Food Lion, Rite Aid
MICHIGAN
    Lansing             2000      185,316     50,119  100.0%  Gander Mountain, Lowe's(2), Tractor Supply Company
MISSISSIPPI
    Jackson             1996      326,324    107,785   95.2%  Target(2), Home Depot(2), Office Depot,
                                                              PetsMart, Fred's
    Jackson             1997      182,311     52,628   72.6%  Office Depot, Home Depot(2)
    Oxford              2000       58,666     58,666  100.0%  Kroger
    Tupelo              1999      149,357     41,357   72.9%  Home Depot(2), PetsMart
NORTH CAROLINA
    Asheville           1996      190,970    190,970  100.0%  Dick's Sporting Goods, Circuit City, Carmike Cinemas,
                                                              OfficeMax, Michael's, Goody's
    Fayetteville        1985      204,298    204,298   88.4%  Circuit City(Hechinger)(6), Staples(Hechinger)(6),
                                                              TJ Maxx, General Cinemas
    Greensboro          1999      244,901    122,651   96.6%  BI-LO, PetsMart, Target(2)
    Hendersonville    1988/1995   170,792    170,792  100.0%  Wal-Mart, Ingles
    Lumberton           1999      148,784     19,784  100.0%  Lowe's(2)
    Rocky Mount         1999       68,060     68,060  100.0%  PetsMart, TJ Maxx
    Winston Salem       1999      261,293     24,567   64.9%  Wal-Mart(2), Carmike Cinemas(2)
OHIO
    Burlington        1991/1995   356,181    159,359  100.0%  Lowe's, Sam's Club(2), Wal-Mart(2)
    Gallipolis          1998      205,909     25,951   74.6%  Wal-Mart(2)
PENNSYLVANIA
    Monaca            1997/1999   237,960    237,960   98.8%  Lowe's, Shop 'N Save, PetsMart
    Erie                2000      130,851      5,451  100.0%  Target(2)
SOUTH CAROLINA
    Charleston          1991      196,053    196,053  100.0%  Wal-Mart, Food Lion
    Sumter              1987      158,294     19,144  100.0%  Wal-Mart(2), Kroger(2)

                      Year Built/
                       Renovated   Total    Company   Percent
Location              or Expanded GLA (1)     GLA     Leased          Anchor Stores
-----------------------------------------------------------------------------------------------------------------------------
TENNESSEE
    Antioch             1990       51,534     51,534   93.8%  Food Lion, Walgreen's
    Arlington           1993       64,225     64,225  100.0%  Kroger
    Chattanooga         1992      214,581    214,581  100.0%  Kmart, Albertson's
    Columbia            1993       68,952     68,952   91.7%  Albertson's
    Farragut            1991       71,315     71,315   93.3%  BI-LO
    Franklin            1983      186,005     18,005  100.0%  Big Lots(2)
    Franklin            2000      223,251      3,501  100.0%  Wal-Mart(2)
    Franklin            1990       54,412     54,412   92.3%  Food Lion, Eckerd
    Goodlettsville      1987       84,683     84,683   85.8%  Kroger
    Hendersonville      1999      133,147    133,147  100.0%  Lowe's
    Murfreesboro      1972/1993   117,750    117,750   95.0%  Albertson's
    Murfreesboro        1998      390,810    108,188   95.0%  Target(2),TJ Maxx, Books-a-Million,
                                                              Toys 'R Us(2), Lowe's(2)
    Nashville           1998      367,882    367,882   98.5%  Wal-Mart, Lowe's
TEXAS
    Ft. Worth           2000      129,924          0  100.0%  Home Depot (2)
    Irving              1999      423,698    203,822  100.0%  Kohl's, United Artists, Wal-Mart(2)
    McKinney            2000      120,712    120,712   79.4%  Kohl's
    Nacogdoches         1999       57,413     57,413   92.7%  Goody's, Staples
VIRGINIA
    Chester           1977/1978   116,311    116,311  100.0%  Ukrop's, Rite-Aid
    Lexington         1989/1997   201,229    201,229   98.3%  Wal-Mart
    Lynchburg           1990      320,769    275,769   90.2%  Goody's, Movies 10, Staples, Rugged Wearhouse,
                                                              TJ Maxx, Circuit City, Toys'R Us(2)
    Midlothian          1985       79,410     79,410   92.2%  Food Lion, CVS
    South Boston      1989/1997   200,405    200,405  100.0%  Wal-Mart
WISCONSIN
    Brookfield          1967      190,142    190,142  100.0%  Marshall's Mega Store, Burlington Coat Factory, TJ Maxx,
                                                              OfficeMax
    Brown Deer          1967      218,016    218,016   96.8%  TJ Maxx, Kohl's, OfficeMax, Michael's, Pick 'N Save Storage
    Brown Deer          1989      143,372    143,372  100.0%  Pick 'N Save, Marshall's Mega Store
    Milwaukee           1962      160,533    160,533  100.0%  Kohl's, Pick 'N Save
    Milwaukee           1951      100,036     54,916  100.0%  Movies 10(2),Walgreen's(2), Wal-Mart Storage(4)
    West Allis (5)      1968      383,967    383,967   88.1%  Kohl's, Kohl's Storage, Pick 'N Save Storage,
                                                              Marshall's Mega Store, Walgreen's, Pick 'N Save

    TOTAL                      18,911,706 11,856,957   95.6%
============================================================================================================================

(1)  Total GLA includes anchor stores that are not owned.
(2)  Anchor store that is not owned.
(3) Lowe's store owned by JDN Development. Remainder of center owned by JDN Realty Corporation.
(4)  Short term license agreement.
(5) Property owned by a joint venture which is approximately 82.5% owned by JDN Realty Corporation and approximately 17.5% owned by unaffiliated third parties.
(6)  Sublease tenant.

                                                   Percent of               Percent of
                           Number of    Company     Company    Annualized   Annualized   Percent
Location                    Centers       GLA         GLA      Base Rent     Base Rent   Leased
---------------------------------------------------------------------------------------------------
Alabama                       5           690,298       5.8%    4,299,375       4.7%      99.6%
Colorado                      2           244,644       2.1%    3,692,874       4.0%     100.0%
Florida                       8           577,391       4.9%    4,384,377       4.8%      97.5%
Georgia                      43         4,290,977      36.2%   36,958,596      40.2%      96.3%
Illinois                      1            22,782       0.2%      185,851       0.2%      64.4%
Indiana                       1            35,103       0.3%      118,073       0.1%      25.9%
Iowa                          1           136,390       1.2%    1,198,435       1.3%      91.4%
Kansas                        1           126,869       1.1%      439,411       0.5%      59.9%
Kentucky                      3           212,716       1.8%    1,965,535       2.1%      98.0%
Michigan                      1            50,119       0.4%      428,526       0.5%     100.0%
Mississippi                   4           260,436       2.2%    1,764,409       1.9%      88.2%
North Carolina                7           801,122       6.8%    6,280,751       6.8%      95.5%
Ohio                          2           185,310       1.6%    1,292,347       1.4%      96.4%
Pennsylvania                  2           243,411       2.1%    1,802,520       2.0%      98.8%
South Carolina                2           215,197       1.8%    1,750,037       1.9%     100.0%
Tennessee                    13         1,358,175      11.5%   10,712,290      11.7%      96.6%
Texas                         4           381,947       3.2%    3,892,826       4.2%      92.4%
Virginia                      5           873,124       7.4%    4,898,416       5.3%      95.8%
Wisconsin                     6         1,150,946       9.7%    5,869,205       6.4%      95.4%
                          -------------------------------------------------------------------------

TOTAL                       111        11,856,957     100.0%   91,933,854     100.0%      95.6%
===================================================================================================


                                        Company         Leased        Vacant       Percent
         Summary                          GLA           GLA (1)         GLA        Leased
-------------------------------------------------------------------------------------------
Same Property (2)                       9,107,076      8,728,038      379,038      95.8%
Completed Construction                  1,209,289      1,175,467       33,822      97.2%
Under Construction                      1,253,909      1,157,737       96,172      92.3%
Redevelopment                             286,683        275,483       11,200      96.1%
                                    -------------------------------------------------------
TOTAL (as of December 31, 2000)        11,856,957     11,336,725      520,232      95.6%
===========================================================================================

Same Property Basis - December 31,      9,101,588      8,595,798      505,790      94.4%
===========================================================================================

(1) Leased GLA includes space for which the Company has a signed lease and the tenant is either open and/or paying rent.
(2) Represents shopping centers which were owned by the Company as of both December 31, 1999 and December 31, 2000, excluding shopping centers classified as "Redevelopment".
(3) The difference between 1999 and 2000 Same Property Company GLA is due to the addition of one square foot owned and non-owned outparcels. Additionally, two outparcels were leased in 2000.

Item 3.  Legal Proceedings
--------------------------

LITIGATION

     Since the Company's announcement of the undisclosed compensation arrangements and unauthorized transactions described in Part I, Item 1 of this report, a number of lawsuits have been filed against the Company. One or more of these suits also names as defendants JDN Development and certain current and former officers and directors of JDN Development and/or the Company.

     Certain class actions filed in federal court allege violations of the federal securities laws asserting that by failing to report the undisclosed compensation, unauthorized benefits and related party transactions to the public in the Company's financial statements, public filings, and otherwise, the defendants made or participated in making material misstatements or omissions which caused the plaintiffs to purchase the Company's common and preferred stock at artificially inflated prices. Included in the class actions is a lawsuit which names among the defendants certain underwriters involved in the preferred stock offering by the Company in 1998 (the "Preferred Stock Class Action"). The Preferred Stock Class Action raises allegations similar to those raised in the other class action cases, but it is based on purported misrepresentations or omissions in the Company's registration statement and prospectus in connection with the 1998 offering. The plaintiffs in these lawsuits seek compensatory damages of an indeterminate amount, interest, attorneys' fees, experts' fees and other costs and disbursements. On April 17, 2000, the federal court entered an order consolidating the various class actions in the United States District Court for the Northern District of Georgia ("Consolidated Class Actions"). On June 13, 2000, the federal court entered an order appointing Clarion-CRA Securities lead plaintiff and the law firm of Chitwood & Harley as lead plaintiff's counsel. On February 13, 2001, plaintiffs in the Preferred Stock Class Action purported to amend their complaint to add Waller, Lansden, Dortch & Davis, PLLC, the Company's securities counsel, as a defendant. The purported amendment was not filed by the lead plaintiff and the Company intends to file a motion to strike the purported amendment as improper.

     A class action lawsuit was also filed by the Company's shareholders against the Company, JDN Development, and four former officers and directors of these companies in the Superior Court of Fulton County, Georgia. The complaint contains substantially the same factual allegations asserted in the federal class actions, but purports to seek relief under state law for damages which these plaintiffs allege should have been paid to the class as dividends. The original complaint contained claims of common law fraud, conversion and purported violations of Georgia's Racketeer Influenced and Corrupt Organizations Act, but the fraud count has now been dropped by way of an amended complaint recently filed by the plaintiffs. The plaintiffs seek compensatory and punitive damages, attorneys' fees and expenses, interest and equitable relief. The case was removed to federal court, but has now been remanded back to Superior Court, where it is currently pending.

     Lawsuits have also been filed against the Company as a nominal defendant, as well as individual defendants J. Donald Nichols, Elizabeth L. Nichols, Craig Macnab, Philip G. Satre, William G. Byrnes, Haywood D. Cochrane, Jr., William B. Greene, Jeb L. Hughes, C. Sheldon Whittelsey, IV and William J. Kerley in the United States District Court for the Northern District of Georgia, Atlanta Division and in Fulton County Superior Court. Each of the named individuals is
a current or former officer or director of the Company or JDN Development.   A
similar suit has now been filed in State Court of Fulton County naming Ernst & Young, LLP, the Company's auditors, in addition to the above-referenced defendants. The plaintiffs purport to bring these suits as derivative actions. The complaints allege that the individual defendants, from 1994 through 1999, violated certain duties in connection with the previously undisclosed compensation arrangements. The complaints also allege claims for breach of fiduciary duty, abuse of control, waste of corporate assets, unjust enrichment and gross mismanagement. The plaintiffs, on behalf of the Company, seek injunctive relief, compensatory and punitive damages and disgorgement of all profits and gains by the individual defendants.

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

     The Company is also subject to a formal order of investigation initiated by the SEC as of August 2, 2000. Pursuant to this order, the Company has voluntarily provided certain documents and other information to the SEC regarding the compensation arrangements, unauthorized benefits and related party transactions discussed in Part I of this report. By letter dated March 5, 2001, the SEC staff advised the Company that it intended to recommend that the SEC institute a proceeding against the Company. The Company continues to cooperate fully with the SEC staff in order to resolve this matter as expeditiously as practicable. Management of the Company does not expect that the resolution of this matter will have a material adverse effect on the Company's business, financial condition or results of operation. However, the Company is unable to predict with certainty the timing or ultimate outcome of this matter.

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

Item 4.   Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

         The Company's common shares are traded on the New York Stock Exchange ("NYSE") under the symbol "JDN." The following table sets forth the high and low trading prices per common share and the distributions declared per common share for the periods indicated, as reported by the NYSE:

                                                                Distributions
                                                                Declared Per
                                High              Low               Share
                           ---------------- ----------------- ------------------

1999
First Quarter                 $ 23.1250         $ 19.3750           $ 0.3600
Second Quarter                  23.3750           19.0000             0.3950
Third Quarter                   22.1875           19.5000             0.3950
Fourth Quarter                  20.3750           14.8750             0.3950

2000
First Quarter                 $ 18.0625          $ 8.0000           $ 0.3950
Second Quarter                  13.0000            8.0000             0.3000
Third Quarter                   12.0000           10.0000             0.3000
Fourth Quarter                  11.6250            9.0000             0.3000

          The Company intends to pay regular quarterly distributions to common shareholders. Future distributions will be declared and paid at the discretion of the Board of Directors and will depend upon cash generated by operating activities, the Company's financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code, distributions to the Company's preferred shareholders, restrictions imposed by the Company's credit agreements and such other factors as the Board of Directors deems relevant.

          Distributions by the Company to the extent of its current and accumulated earnings and profits for federal income tax purposes are taxable to shareholders as ordinary dividend income. Distributions in excess of earnings and profits generally are treated as a non-taxable return of capital. Such distributions have the effect of deferring taxation until the sale of a shareholder's common stock. In order to maintain its qualification as a REIT, the Company must make annual distributions to shareholders of at least 95% (or 90% after December 31, 2000) of its taxable income (excluding any net capital gain). Under certain circumstances, which management does not expect to occur, the Company could be required to make distributions in excess of cash available for distributions in order to meet such requirements. The 2001 Credit Agreement restricts the amount of distributions to common and preferred shareholders to 95% of the Company's funds from Operations (as defined in the 2001 Credit Agreement).

          The Company's Dividend Reinvestment and Stock Purchase Plan has been suspended.

          As of March 16, 2001, there were approximately 441 holders of record of the Company's common stock and approximately 12,260 beneficial holders.

Item 6.   Selected Financial Data

          The following table contains selected historical financial data for each of the years in the five year period ended December 31, 2000. You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and "Management Discussion and Analysis of Financial Condition and Results of Operation".

Selected Financial Data

                                                                                 Years Ended December 31,
                                                       ----------------------------------------------------------------------------
(dollars in thousands, except per share data)               2000           1999            1998           1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
Operating Data
      Minimum and percentage rents                          $ 91,438       $ 92,964       $ 71,191        $ 43,346        $ 32,933
      Recoveries from tenants                                 12,705         13,205         10,003           4,512           3,475
      Other revenue                                            1,907             69            117             147             215
                                                       ----------------------------------------------------------------------------
         Total revenues                                      106,050        106,238         81,311          48,005          36,623

      Operating and maintenance expenses                       8,736          8,338          6,439           3,201           2,586
      Real estate taxes                                        6,730          6,979          5,316           2,540           1,817
      General and administrative expenses                      8,574          8,130          7,105           4,265           3,367
      Corporate investigation and legal costs                  3,159              -              -               -               -
      Severence expense                                        3,711              -              -               -               -
      Impairment losses                                       18,882             90              -               -               -
      Depreciation and amortization                           20,735         22,047         16,824          10,130           7,786
      Tenant settlement expense                                    -          5,610              -               -               -
                                                       ----------------------------------------------------------------------------
         Total expenses                                       70,527         51,194         35,684          20,136          15,556

      Income from operations                                  35,523         55,044         45,627          27,869          21,067
      Interest expense, net                                  (25,220)       (18,423)        (9,454)         (4,856)         (5,598)
      Income before extraordinary items                       23,497         53,051         40,680          25,489          16,230
      Net income                                              23,497         53,051         40,680          19,549          16,230
      Net income attributable to common shareholders          18,809         48,363         39,339          19,549          16,230

Other Data

      Funds from operations (1)                             $ 37,745       $ 52,193       $ 56,135        $ 35,957        $ 24,231
      Cash provided by (used in)
         Operating activities                                 52,656         58,796         56,060          41,577          26,070
         Investing activities                                (33,698)      (148,368)      (352,096)       (204,578)        (83,983)
         Financing activities                                (11,757)        91,648        284,597         171,731          57,513
      Ratio of earnings to fixed charges                        0.99           1.73           2.39            2.49            2.25

Per Share Data (2)
      Net income per common share
         Basic                                                $ 0.58         $ 1.46         $ 1.28          $ 0.85          $ 0.98
         Diluted                                                0.58           1.44           1.26            0.83            0.97
      Dividends per common share                                1.30           1.55           1.41            1.32            1.25

                                                                                       December 31,
                                                       ----------------------------------------------------------------------------
                                                           2000           1999            1998           1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental Data
     Shopping center properties                                  111            109             91              68              48
     Gross leasable area (square feet in thousands)           11,857         12,945         12,098           8,327           6,135
     Percent of gross leasable area leased                     95.6%          95.2%          96.4%           97.1%           98.2%

                                                                                       December 31,
                                                       ----------------------------------------------------------------------------
(dollars in thousands)                                     2000           1999            1998           1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
     Shopping center properties before
        accumulated depreciation                           $ 879,715      $ 962,897      $ 844,041       $ 533,133       $ 331,927
     Shopping center properties, net                         799,602        891,346        787,948         494,827         303,954
     Total assets                                          1,083,963      1,116,795        965,171         596,660         370,637
     Unsecured debt                                          234,697        469,635        383,092         203,011               -
     Total debt                                              574,141        570,882        425,563         216,602         141,882
     Total liabilities and minority interest                 597,354        600,966        450,877         228,166         145,447
     Shareholders' equity                                    486,609        515,829        514,294         368,494         225,190


(1) Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts, Inc. to mean net income, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash provided by operating activities, investing activities and financing activities, it provides investors with an indication of the Company's ability to make capital expenditures and to fund other cash needs. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash provided by operating activities, as defined by GAAP, should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of operating performance and is not indicative of cash available to fund all cash flow needs, including the Company's ability to make cash distributions.
(2) Earnings per share amounts prior to 1998 have been restated to reflect a 3-for-2 common stock split effected in the form of a stock dividend in June 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto, the risk factors and the forward-looking statements discussion appearing elsewhere in this report.

Overview

     JDN Realty Corporation is a real estate company specializing in the development and asset management of retail shopping centers. When referred to herein, the term "Company" represents JDN Realty Corporation and its wholly owned or majority-owned subsidiaries, other than JDN Development Company, Inc. ("JDN Development"). As of December 31, 2000, the Company and JDN Development owned and operated, either directly or indirectly through affiliated entities, 111 shopping center properties containing approximately 11.9 million square feet of gross leasable area ("Company GLA") located in 19 states, with the highest concentrations in Georgia, Tennessee, and Florida. The principal tenants of the Company's and JDN Development's properties include Lowe's, Wal-Mart and TJX companies. As of December 31, 2000, the Company and JDN Development, either directly or indirectly through affiliated entities or joint ventures, had 25 projects under construction. The Company was incorporated under Maryland law in 1993 and has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes.

     JDN Development was formed in December 1994 to engage primarily in the development of shopping center properties. In order to comply with federal income tax law requirements, JDN Development was initially structured such that the Company owned 99% of the economic interest while the remaining 1% economic interest was owned by a former executive officer of the Company. Recent legislation amending the tax laws applicable to REITs permitted a change in the ownership structure of JDN Development. Effective January 1, 2001, the Company effected this change by acquiring 100% of the ownership of JDN Development. As a result of this acquisition, effective January 1, 2001 the Company has changed its accounting for JDN Development from the equity method to the consolidated method. In addition, the Company and JDN Development elected taxable REIT subsidiary status for JDN Development. See "Federal Income Tax Legislative Developments" below. Because it is not a REIT, JDN Development may engage in certain activities in which the Company cannot, such as sales of all or portions of development projects and third-party fee development. While taxable REIT subsidiaries may engage in a variety of activities unrelated to real estate, the Company does not expect the activities of JDN Development to expand significantly beyond the development activities in which JDN Development has historically engaged.

     As of December 31, 2000, the Company had invested $4.0 million in JDN Development in the form of equity capital, $134.6 million in the form of secured notes receivable and $58.9 million in the form of unsecured advances. As of December 31, 2000, the Company guaranteed one loan of JDN Development in the amount of $3.3 million. The loan was secured by property owned by JDN Development and was paid in full in February 2001.

Results of Operations

Comparison of the Year Ended December 31, 2000 to the Year Ended December
31,1999.

     During 2000 and 1999, the Company began operations at 40 shopping center properties which it developed totaling 3.2 million square feet (the "00/99 Development Properties"). During 2000 and 1999, the Company sold 16 shopping center properties totaling 3.5 million square feet space (the "00/99 Disposition Properties"). As indicated below, the Company's results of operations were affected by the 00/99 Development Properties and the 00/99 Disposition Properties.

     Minimum and percentage rents decreased $1.5 million or 1.6% to $91.4 million for the year ended December 31, 2000 from $93.0 million for the same period in 1999. Minimum and percentage rents increased by $12.4 million as a result of the 00/99 Development Properties. This increase is offset by a $13.5 million decrease related to the 00/99 Disposition Properties. Minimum and percentage rents also decreased as a result of a write-off of straight line rent for a theater tenant at one of the Company's shopping center properties in the amount of $325,000 and adjustments made to the allowance for doubtful accounts.

     Recoveries from tenants decreased $500,000 or 3.8% to $12.7 million for the year ended December 31, 2000 from $13.2 million for the same period in 1999. Recoveries from tenants increased by $743,000 as a result of the 00/99 Development Properties. This increase is offset by a $1.4 million decrease related to the 00/99 Disposition Properties. The remaining increase relates to net increases in recoveries from tenants at existing properties caused by net increases in recoverable expenses.

     Other revenue increased $1.8 million to $1.9 million for the year ended December 31, 2000 from $69,000 for the same period in 1999. This increase resulted primarily from lease termination fees at two of the Company's operating properties.

     Operating and maintenance expenses increased $398,000 or 4.8% to $8.7 million for the year ended December 31, 2000 from $8.3 million for the same period in 1999. Operating and maintenance expenses increased by $826,000 as a result of the 00/99 Development Properties. This increase is offset by a $738,000 decrease related to the 00/99 Disposition Properties. The remaining increases are a result of increased operating and maintenance expenses at existing properties.

     Real estate taxes decreased $249,000 or 3.6% to $6.7 million for the year ended December 31, 2000 from $7.0 million for the same period in 1999. Real estate taxes increased by $398,000 as a result of the 00/99 Development Properties. This increase is offset by a $749,000 decrease related to the 00/99 Disposition Properties. The remaining increase relates to reductions in real estate taxes at existing properties.

     General and administrative expenses increased $444,000 or 5.5% for the year ended December 31, 2000 over the same period in 1999. General and administrative expenses as a percent of minimum and percentage rents increased to 9.4% for the year ended December 31, 2000 from 8.7% for the year ended December 31, 1999. This increase is primarily a result of a reduction in capitalized compensation and other costs related to development projects of approximately $1.1 million offset by the forfeiture and reversal of previously expensed equity awards associated with the registration of two executive officers.

     Corporate investigation and legal costs incurred during the year ended December 31, 2000 of $3.2 million represent the professional fees incurred by the Company primarily as a result of an investigation into undisclosed transactions and lease discrepancies, the investigation by the SEC and the class action lawsuits.

     Severance expense incurred during the year ended December 31, 2000 of $3.7 million represents payments to certain former executive officers of the Company who resigned during the year ended December 31, 2000.

     Impairment losses on shopping centers held for sale for the year ended December 31, 2000 of $18.9 million represent charges to reduce the basis of shopping centers and land held for sale to their estimated fair value less costs to sell, and to reduce other assets to their net realizable value (see "Impairment Losses" below).

     Depreciation and amortization expense decreased $1.3 million or 6.0% to $20.7 million for the year ended December 31, 2000 from $22.0 million for the same period in 1999. Depreciation and amortization expense increased by $2.4 million as a result of the 00/99 Development Properties. This increase is offset by a $3.7 million decrease related to the 00/99 Disposition Properties.

     Interest expense, net of capitalized amounts, increased $6.8 million or 36.9% to $25.2 million for the year ended December 31, 2000 from $18.4 million for the same period in 1999. This increase results from an increase in average debt balances between 2000 and 1999, an increase in interest rates on the

Company's lines of credit and term loan and an increase in amortization of deferred loan costs related to fees and expenses associated with amending its credit facilities (see "Liquidity and Capital Resources" below).

     Other income, net decreased $138,000 or 7.6% to $1.7 million for the year ended December 31, 2000 from $1.8 million for the same period in 1999. This decrease results from the write-off of certain deferred costs related to the modification of the Company's Credit Agreements (see "Liquidity and Capital Resources" below) and a decrease in interest income recorded by the Company.

     Equity in net loss of unconsolidated entities decreased $825,000 or 21.7% to $3.0 million for the year ended December 31, 2000 from $3.8 million for the same period in 1999. The net loss results primarily from the following: (1) a decrease in rental revenues as a result of the sale of two operating assets; (2) impairment losses totaling $2.2 million recognized on land held for sale; (3) carrying costs associated with an increase in land held for sale or future development; and (4) the recording of a valuation allowance of $5.4 million on deferred tax assets at JDN Development. These decreases and charges were offset by operating increases in gains on land sales and reductions in expenses.

     Net gain on real estate sales for the year ended December 31, 2000 of $14.7 million represents a net gain on the sale of 11 shopping center properties and two vacant parcels of land. Net gain on real estate sales for the year ended December 31, 1999 of $18.6 million represents a net gain on the sales of five shopping center properties.

Comparison of the Year Ended December 31, 1999 to the Year Ended December
31,1998.

     During 1999 and 1998, the Company began operations at 44 shopping center properties which it developed totaling 4.7 million square feet (the "99/98 Development Properties"). During 1998, the Company acquired 11 shopping center properties from third parties totaling 2.1 million square feet of gross leasable area (the "1998 Acquisition Properties"). During 1999, the Company sold five shopping center properties totaling 1.2 million square feet. Of the five shopping center properties sold in 1999, three were fully operational during all of 1999 and 1998 (the "1999 Disposition Properties") and two were under development and operational for only a portion of 1998, and are included in the 99/98 Development Properties. As indicated below, the Company's results of operations were affected by the 99/98 Development Properties, the 1998 Acquisition Properties and the 1999 Disposition Properties.

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

     Other revenue decreased $48,000 or 41.0% to $69,000 for the year ended December 31, 1999 from $117,000 for the same period in 1998. This decrease is the result of a reduction in revenues associated with managing and leasing fewer properties for third-party owners.

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

     Interest expense, net of capitalized amounts, increased $8.9 million or 94.9% to $18.4 million for the year ended December 31, 1999 from $9.5 million for the same period in 1998. This increase results primarily from an increase in average debt balances between 1999 and 1998 due primarily to a decrease in common and preferred stock equity offerings during the period.

     Other income, net increased $873,000 or 92.4% to $1.8 million for the year ended December 31, 1999 from $945,000 for the same period in 1998. This increase results primarily from certain non-recurring fees relating to structuring a real estate transaction, an increase in interest income received from third-party notes receivable and fewer abandoned acquisition opportunities leading to a decrease in related expenses.

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

Major Anchor Tenants entered into an Estoppel and Release on May 23, 2000 (the "Settlement Agreement") which settled potential claims resulting from these discrepancies. Material terms of the Settlement Agreement included the following:

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

     As an inducement to enter into the Settlement Agreement, JDN Development agreed to pay an additional $350,000 to Lowe's. As a further inducement to enter into the Settlement Agreement, the Company and JDN Development agreed to reduce the selling price by $2.75 million of three Supercenters which the Company and JDN Development intended to sell to Wal-Mart. These Supercenter sales closed in June 2000. The Company and JDN Development recorded all charges related to this matter in the fourth quarter of 1999.

Impairment Losses

     During 2000, the Company recorded impairment losses of approximately $18.9 million and JDN Development recorded impairment losses of $5.2 million. Of the amount the Company recorded, approximately $9.8 million relates to operating shopping centers that are being actively marketed for sale or already sold, approximately $5.5 million relates to operating shopping centers currently in use, $2.1 million relates to non-operating real estate and $1.5 million relates to an impaired mortgage note receivable. All amounts recorded at JDN Development relate to non-operating real estate. Additional impairment losses may be recognized in the future as the Company looks to the disposition of operating shopping center properties and the sale of various parcels of land adjacent to its operating properties as a significant source of funding development activities.

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

                                                                             Years Ended December 31,
                                                                         2000          1999          1998
                                                                ------------------------------------------------
                                                                                   (in thousands)
Net income attributable to common shareholders                      $    18,809     $  48,363      $ 39,339
Depreciation of real estate assets                                       19,181        20,739        15,854
Amortization of tenant allowances and tenant improvements                   258           220           178
Amortization of deferred leasing commissions                                564           531           283
Impairment losses on shopping centers held for sale                      15,409            90             -
Net gain on real estate sales                                           (14,712)      (18,627)         (379)
Adjustments related to activities in unconsolidated entities             (1,764)          877           860
                                                                ------------------------------------------------

FFO                                                                 $    37,745     $  52,193      $ 56,135
                                                                ================================================

Development

          The Company's primary business has historically been to develop shopping centers anchored by retailers such as, for example, Lowe's and Wal-Mart. The Company and JDN Development have also historically developed for other retailers such as Kohl's, Kroger and PetsMart. Further, the Company and JDN Development are involved in development activities with 10 different secondary anchor tenants such as Best Buy and Bed, Bath and Beyond. The Company and JDN Development expect to continue to pursue development opportunities with retailers with which they have traditionally worked while broadening the tenant and product mix to include grocers and grocery anchored shopping centers. Management intends to become more selective in the development projects it approves with a focus on location characteristics in high barrier-to-entry markets with demographic attributes that allow for net operating income growth over time.

          As a result of management adopting more selective criteria when considering new developments, along with other factors, such as cost of capital, management changes and changing relations with retail customers, the Company expects that the volume of new development projects will decrease over the next 12 to 18 months. This reduction in activity may cause the rate of historical growth in revenues to decrease and income from land sales and development fees at JDN Development to decrease. These decreases could affect the Company's ability to increase its dividend to shareholders from its current level.

Leasing and Tenant Information

          The properties of the Company and JDN Development were 95.8% leased as of December 31, 2000, 95.2% leased as of December 31, 1999 and 96.4% leased as of December 31, 1998. The increase from 1999 to 2000 is primarily attributable to the leasing of a portion of a previously vacant anchor space at one of the Company's shopping center properties. The decrease from 1998 to 1999 is primarily attributable to the termination of an anchor tenant lease at one of the Company's shopping center properties, and to vacancies at newly developed shopping centers and shopping centers with unleased space acquired by the Company as redevelopment opportunities. The 61 properties that the Company and JDN Development owned and operated for all of 1999 and 2000 were 96.8%, 95.4% and 96.8% leased as of December 31, 2000, 1999 and 1998, respectively.

          The Company derives the majority of its rental income and development activities from the retail industry; and as such, is exposed to adverse trends or events affecting segments of the retail industry. As of December 31, 2000, the Company and JDN Development were exposed to the following segments of the retail industry:

                                                         Percentage of
Type                                                   Annualized Base Rent
---------------------------------------------------------------------------

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


          The Theatre segment is currently experiencing the fallout of aggressive expansion of new, multi-screen facilities. Recently, several companies' operating theatres have filed for protection under Chapter 11 of the bankruptcy code. Of the Company's six leases with theatre companies, three are with companies who have filed for Chapter 11 protection representing 2.5% of Annualized Base Rent. As of March 16, 2001, two of these leases have been modified for rental rate reductions totaling approximately $1.1 million, one of which has been approved by the bankruptcy court. The third lease also has not been assumed, but currently has no provision for rental rate reduction. Rejection of one or more of these leases or modification resulting in rate reductions could have an adverse effect on the Company's results of operations in future periods.

Liquidity and Capital Resources
Sources and Uses of Funds
-------------------------

          Historically, the Company's primary sources of funds have been cash provided by operating activities, proceeds from lines of credit, term debt, secured mortgage notes payable, debt and equity offerings, and shopping center sales. The Company's primary uses of funds have historically been development, redevelopment and acquisition of shopping center properties, distributions to shareholders, repayment of outstanding indebtedness, repurchase of common stock, scheduled debt amortization, leasing costs and capital improvements to its existing shopping center properties. The Company generally has used cash provided by operating activities to fund its distributions to shareholders, capital improvements to existing properties and scheduled debt amortization. The Company has used proceeds from its lines of credit, term debt, secured mortgage notes payable, debt and equity offerings and shopping center sales to repay outstanding indebtedness, to repurchase common stock and to fund its ongoing development, redevelopment and acquisition activities.

         During 2000, the Company incurred $33.6 million in development costs, invested $19.9 million in partnerships that were formed to develop shopping center properties and advanced $76.1 million to JDN Development to fund its development and redevelopment activities. To fund these development activities, the Company and JDN Development sold all or portions of 13 shopping centers and two vacant parcels of land for net proceeds of approximately $99.5 million and $18.8 million respectively. In addition, the Company utilized approximately $40.5 million of the proceeds held by a qualified intermediary in connection with a Section 1031 tax-free deferred exchange to fund its development activities.

         During the first quarter of 2000, the Company repurchased a total of 423,500 shares of its common stock for approximately $6.8 million at an average price of approximately $16.13 per share under a share repurchase program that has since been discontinued.

Indebtedness
------------

         As of December 31, 2000, the Company's indebtedness consisted of the following:

                                                                                                    Percent
                                                     Principal      Interest       Maturity        of Total      Months to
                                                      Balance         Rate           Date         Indebtedness    Maturity
                                                   --------------  -----------    -----------    -------------  -----------
                                                   (in thousands)
Fixed Rate
    Mortgage note payable - Denver, Colorado           $  21,627        6.81%      17-Jul-01              3.7%            7
    MandatOry Par Put Remarketed Securities (1)           75,000        6.67%(2)   31-Mar-03             13.1%           27
    Mortgage note payable- Richmond, Kentucky              5,990        8.00%(3)    1-Dec-03              1.0%           35
    Seven Year Notes                                      74,873        7.10%(2)    1-Aug-04             13.0%           43
    Ten Year Notes                                        84,824        7.23%(2)    1-Aug-07             14.8%           79
    Mortgage note payable- Milwaukee, Wisconsin            4,471        7.75%       1-Aug-09              0.8%          103
    Mortgage note payable- Jackson, Mississippi            6,696        9.25%(4)    1-Mar-17              1.2%          194
    Mortgage note payable- Marietta, Georgia              10,746        7.66%(2)   15-Nov-17              1.9%          203
    Mortgage note payable- Lilburn, Georgia               12,420        6.70%(2)   10-Feb-18              2.2%          205
    Mortgage note payable- Woodstock, Georgia             11,679        6.55%(2)   15-Apr-18              2.0%          208
    Mortgage note payable- Hendersonville, Tennessee      10,550        7.66%(2)   15-Jan-19              1.8%          217
    Mortgage note payable- Alpharetta, Georgia            13,265        6.62%(2)   15-Apr-19              2.3%          220
                                                   --------------  -----------                   --------------  -----------
                                                         332,141        7.09%                            57.8%           80
Floating Rate (6)
    Secured Term Loan                                    100,000       10.67%(5)   14-Jun-01             17.4%            5
    Secured Line of Credit                               142,000       10.92%(5)   14-Jun-01             24.8%            5
                                                   --------------  -----------                   --------------  -----------
                                                         242,000       10.82%                            42.2%            5
                                                   --------------  -----------                   --------------  -----------
                                                       $ 574,141        8.66%                           100.0%           48
                                                   ==============  ===========                   ==============  ===========

(1) Represents notes payable with a stated rate of 6.918% and a stated maturity date of March 31, 2013. These notes are subject to mandatory tender on March 31, 2003.
(2) Represents stated rate plus amortization of deferred loan costs.
(3) The interest rate is adjusted on December 1 of each year.
(4) The note can be prepaid after March 1, 2002 with 90 days written notice to the Lender. The Company will not incur any prepayment penalties in association with the loan prepayment after this date.
(5) Represents stated rate of LIBOR plus 2.25% plus amortization of deferred loan costs.
(6) Floating rate debt exposure is limited through investment in financial derivatives. As of December 31, 2000, $150 million of the $232 million was hedged with a LIBOR cap of 7.25% on $100 million which was terminated by the Company upon closing of the 2001 Credit Agreement and a $50 million swap with a fixed rate of 6.485% which expired on January 1, 2001.

         As a result of the undisclosed compensation and related party transactions discussed elsewhere in this report, from April 14, to May 23, 2000 the Company was deemed to be in default under the credit agreements related to its then existing primary line of credit and term loan. On May 23, 2000, the Company entered into a Second Amended and Restated Credit Agreement (the "Secured Line of Credit") and an Amended and Restated Term Loan Agreement (the "Secured Term Loan"), each effective as of May 19, 2000 (the Secured Line of Credit and the Secured Term Loan collectively referred to herein as the "Secured Credit Agreements"). Significant changes in the Secured Line of Credit as compared to the revolving line of credit it replaced included the following:

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

     The Secured Term Loan amended the then existing term loan to, among other things:

     .    Increase the borrowing rate from LIBOR plus 1.40% to LIBOR plus 2.50%;
     .    Change the maturity date from February 2002 to June 2001; and
     .    Change the facility from unsecured to secured.

     In the fourth quarter of 2000, the Company executed a Consent and First Amendment to the Second Amended and Restated Credit Agreement for the Secured Line of Credit and a similar Amendment for the Secured Term Loan (the "Amendments"), each effective as of September 30, 2000. The Amendments modified the Secured Credit Agreements as follows:

     .    Reduced the borrowing rate from LIBOR plus 2.50% to LIBOR plus 2.25%;
     . Modified the definition of Secured Debt to include all debt secured by real property; and
     . Modified the provisions for Replacement Properties (as defined in the Secured Credit Agreement).

     On March 29, 2001, the Company closed a Third Amended and Restated Master Credit Agreement with Fleet National Bank as Agent (the "2001 Credit Agreement"), replacing the existing Secured Credit Agreements. The 2001 Credit Agreement provides for maximum borrowings of $300.0 million, comprised of a $150.0 million revolving credit facility and a $150.0 million term loan. Loans made pursuant to the 2001 Credit Agreement will initially bear interest at LIBOR plus 2.00% and will range from LIBOR plus 1.75% to LIBOR plus 2.25% based on Company leverage and credit quality. The 2001 Credit Agreement matures December 31, 2002.

     The 2001 Credit Agreement provides that the loans thereunder will be initially secured by first priority security interests in 52 properties valued at approximately $512.3 million. The Company may, however, add, remove or substitute certain of its other properties as Borrowing Base Properties subject to the conditions set forth in the 2001 Credit Agreement. The 2001 Credit Agreement contains certain requirements for each property within the Borrowing Base Properties and certain value and occupancy requirements for the Borrowing Base Properties in the aggregate.

     The 2001 Credit Agreement contains financial covenants including, but not limited to, a liabilities-to-assets ratio, fixed charges coverage ratios and a net worth covenant. In addition, the 2001 Credit Agreement restricts, subject to certain exceptions, the amount of distributions to the Company's shareholders to 95% of the Company's Funds From Operations (as defined in the 2001 Credit Agreement). The Company incurred fees and expenses associated with the closing of the 2001 Credit Agreement of approximately $4.9 million.

     During 2000, the Company entered into a two-year forward interest rate cap on $100.0 million of its floating rate debt. The cap effectively limited the floating one-month LIBOR rate on its Secured Term Loan to 7.25% or less over a two-year period. Upon closing of the 2001 Credit Agreement, the Company entered into an interest rate swap agreement with a notional amount of $150.0 million that effectively fixes the underlying LIBOR rate at 4.62%.

Future Sources and Uses of Funds
--------------------------------

     The most significant expected use of capital for the Company is its development activities. As of December 31, 2000, the Company, JDN Development and affiliated entities had 25 projects under construction and intend to commence construction during 2001 on approximately five additional projects.

The Company expects that the capital required to fund the future costs of these 30 projects, net of estimated construction reimbursements and expected land sales to retailers who will build and own their space in these projects, is approximately $162.5 million. These future costs are expected to be incurred during the remainder of 2001 and 2002. This projected capital requirement includes a number of assumptions including commitments by secondary anchor tenants. If some or all of these tenants do not execute leases, management anticipates that the amount required to finance these projects will be less.

     Another potential use of capital is the satisfaction of any liabilities arising out of pending litigation and governmental proceedings. As noted in
Note 19, the Company is a party to certain litigation and government regulatory proceedings and may become subject to additional litigation or proceedings in the future. These matters may result in liabilities, fines, penalties or other remedies that, if material, could adversely affect the Company's financial condition, future results of operations and liquidity.

     The Company believes that cash provided by operating activities will be sufficient to fund its required distributions to shareholders (95% of taxable income for the year ended December 31, 2000 and 90% of taxable income for each year thereafter), improvements to the Company's operating shopping centers, leasing costs and scheduled debt amortization.

     The Company has historically utilized the public debt and equity markets to fund its development activities. However, the Company believes that it will be unable to issue unsecured debt, common stock or preferred stock as a result of, among other things, unfavorable capital markets for the foreseeable future. Also, because of the delay in filing the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and the delay in filing the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2000, the Company is not currently eligible to issue securities under its Form S-3 and will not be eligible to use Form S-3 until it has made timely filings of periodic reports with the SEC for at least twelve calendar months after August
2000.   Therefore, even if capital markets were to become more favorable for the issuance of securities, public issuances of debt or equity securities before August 2001 would be costly and require significant time to consummate.

     Furthermore, the Company is limited on the amount of debt that may be outstanding at any given time. Under the applicable indentures for its MOPPRS, Seven Year Notes and Ten Year Notes, and the 2001 Credit Agreement, the Company is limited in the amount of secured debt it may have outstanding to 40% of its Consolidated Total Assets, as defined. As of December 31, 2000, the Company's ratio of Secured Debt to Consolidated Total Assets was 28%. Under the 2001 Credit Agreement, the Company is limited in the amount of total debt it may have outstanding to 60% of Total Consolidated Assets, as defined. As of December 31, 2000, the Company's ratio of total debt to Total Consolidated Assets, as defined, was 49.6%. The company is also restricted on additional indebtedness in its interest coverage and fixed charges coverage ratios in the 2001 Credit Agreements. Therefore, the Company has only a limited ability to fund its development projects with proceeds from additional indebtedness.

     The Company and JDN Development expect the sale of all or portions of operating shopping center properties in addition to the sale of various parcels of land adjacent to its operating properties to be the primary source of capital for the Company to fund its development needs and certain other uses of funds noted above. In addition, the Company expects funds from the sale of its properties in 2000 and 2001 to be used to satisfy potential liabilities arising out of pending litigation, governmental proceedings and settlement agreements with respect to certain undisclosed transactions. During 2000, the Company and JDN Development sold all or portions of 13 shopping center properties and two parcels of land for gross proceeds of approximately $118.3 million. As of December 31, 2000, the Company and JDN Development were negotiating the sale of all or portions of 23 shopping centers with an aggregate net book value of approximately $114.2 million for estimated aggregate proceeds of approximately $134.3 million, 11 of which were subject to definitive agreements at that date. The Company expects that most of these properties will be sold in 2001 and the first half of 2002. As of March 21, 2001, the Company had closed on the sale of three of these shopping center properties for net proceeds of approximately $22.1 million. The Company expects to begin marketing for sale additional shopping centers that are expected to close after the first half of 2001. The closing of the dispositions is dependent upon, among other things, completion of due diligence and the ability of some of the purchasers to successfully obtain financing. Therefore, there can be no assurance that any of these transactions will close when expected or at all, and there can be no assurance that, if closed, the disposition transactions will produce sufficient liquidity to enable the Company to fund its planned development projects.

          The Company also expects to obtain construction loans on certain development projects to help fund its expected development expenditures. The ability to obtain construction loans will be dependent upon a number of factors, including achievement of adequate pre-leasing of the project and satisfaction of any environmental, title or other issues with respect to the underlying real estate.

         The Company has engaged a financial advisor in the implementation of the Company strategy and in particular, assistance with financing alternatives. These alternative means could include, for example, the formation of joint ventures with institutional investors or other partners with available capital at attractive rates.

          Management believes that proceeds from asset sales, construction loans and any additional capital identified by its financial advisor will provide the additional funding necessary to complete its current development pipeline. However, if the Company is unsuccessful in raising capital adequate to fund its development activities, it will be required to discontinue the funding of some or all of its projects and will be required to liquidate some or all of its projects on potentially unfavorable terms. These unfavorable terms could result in significant losses upon liquidation and would have an adverse impact on future rental income, FFO and the Company's ability to continue the level of its current distributions to holders of its common stock.

          In order for the Company to continue to qualify as a REIT, it must annually distribute to its shareholders at least 95% (or 90% after December 31, 2000) of its taxable income (excluding net capital gains). Management believes that the Company will be able to meet this requirement in 2001 with cash provided by operating activities.

          As of December 31, 2000, the Company's indebtedness requires the following payments in the future:

                                                          Percent of Debt
Year                                      Total              Expiring
----------------------------------------------------------------------------
2001                                      $ 266,048                   46.3%
2002                                          2,604                    0.5%
2003                                         83,286                   14.5%
2004                                         77,689                   13.5%
2005                                          3,271                    0.6%
2006                                          3,259                    0.6%
2007                                         88,294                   15.4%
2008                                          3,770                    0.7%
2009                                          3,543                    0.6%
2010                                          3,622                    0.6%
Thereafter                                   38,755                    6.7%
                                      --------------    --------------------
                                          $ 574,141                  100.0%
                                      ==============    ====================

          With the closing of the 2001 Credit Agreement, the Company has refinanced $242.0 million of the $266.0 million of its indebtedness maturing in 2001. The Company is negotiating to refinance a $21.6 million mortgage note payable secured by a shopping center in Denver, Colorado which matures July 17,

2001. The Company expects this refinancing to close on or before the maturity date of this indebtedness. With respect to its other maturing obligations, management will evaluate various alternatives and select the best available options based on market conditions at the time. There can be no assurance, however, that the debt or equity capital markets will be favorable or available in the future, and unfavorable or unavailable markets could limit the Company's ability to continue to operate its business as it has in the past, complete development projects or repay or refinance maturing debt.

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

          As of December 31, 2000, the Company had one interest rate swap agreement and one interest rate cap agreement as described below:

                                                        Strike       Effective          Termination          Value at
Description of Agreement          Notional Amount        Price          Date               Date            12/31/00 (1)
------------------------------  --------------------  ------------  -------------     ----------------   -----------------
LIBOR, 30-day "Rate Swap"        $   50,000,000          6.485%        2/11/97             1/1/01           $  13,000

LIBOR, 30-day "Rate Cap"         $  100,000,000          7.250%        8/21/00 (2)        8/21/02           $  26,000

(1) A positive value indicates the theoretical net proceeds to the Company if the indicated agreement is sold, while a negative value indicates the theoretical cost to terminate the transaction.
(2)  The Company paid a one-time $396,000 fee.

          In conjunction with the closing of the 2001 Credit Agreement, the Company terminated the interest rate cap agreement that was due to expire in August 2002 and entered into an interest rate swap agreement at a strike price of 4.62% on $150.0 million of the Company's floating rate debt. The swap will expire on December 31, 2002.

          The Company's future earnings, cash flows and fair values of financial instruments are primarily dependent upon market rates of interest such as LIBOR. Based upon consolidated indebtedness and interest rates at December 31, 2000 (see "Indebtedness" above), a hypothetical immediate 1.0% increase in interest rates would decrease future annual earnings by approximately $1.1 million, cash flows by approximately $1.4 million and fair value of debt by approximately $10.1 million. Based upon consolidated indebtedness and interest rates at December 31, 1999, a hypothetical immediate 1.0% increase in interest rates would decrease future annual earnings by approximately $961,000, cash flows by approximately $1.2 million and fair value of debt by approximately $14.1 million.

Contingencies

     In February 2000, the Company announced that it had discovered undisclosed compensation arrangements with two executive officers of JDN Development, additional unauthorized benefits to these same two executive officers, and undisclosed related party transactions involving these two officers and the former Chairman and Chief Executive Officer of the Company. As a result of this discovery, a special committee of the Board of Directors was formed to, among other things, conduct an inquiry into these matters. As a result of the above investigation, the two executive officers of JDN Development, the Chairman and Chief Executive Officer of the Company and the Company's Chief Financial Officer resigned in 2000.

     Since the Company's announcement of the undisclosed transactions mentioned above, a number of lawsuits have been filed against the Company. One or more of these suits also names as defendants JDN Development and certain current and former officers and directors of JDN Development and/or the Company.

     Certain class actions filed in federal court allege violations of the federal securities laws asserting that by failing to report the undisclosed compensation, unauthorized benefits and related party transactions to the public in the Company's financial statements, public filings, and otherwise, the defendants made or participated in making material misstatements or omissions which caused the plaintiffs to purchase the Company's common and preferred stock at artificially inflated prices. Included in the class actions is a lawsuit which names among the defendants certain underwriters involved in the preferred stock offering by the Company in 1998 (the "Preferred Stock Class Action").
The Preferred Stock Class Action raises allegations similar to those raised in the other class action cases, but it is based on purported misrepresentations or omissions in the Company's registration statement and prospectus in connection with the 1998 offering. The plaintiffs in these lawsuits seek compensatory damages of an indeterminate amount, interest, attorneys' fees, experts' fees and other costs and disbursements. On April 17, 2000, the federal court entered an order consolidating the various class actions in the United States District Court for the Northern District of Georgia ("Consolidated Class Actions"). On June 13, 2000, the federal court entered an order appointing Clarion-CRA Securities lead plaintiff and the law firm of Chitwood & Harley as lead plaintiff's counsel. On February 13, 2001, plaintiffs in the Preferred Stock Class Action purported to amend their complaint to add Waller, Lansden, Dortch & Davis, PLLC, the Company's securities counsel, as a defendant. The purported amendment was not filed by the lead plaintiff and the Company intends to file a motion to strike the purported amendment as improper.

     A class action lawsuit was also filed by the Company's shareholders against the Company, JDN Development, and four former officers and directors of these companies in the Superior Court of Fulton County, Georgia. The complaint contains substantially the same factual allegations asserted in the federal class actions, but purports to seek relief under state law for damages which these plaintiffs allege should have been paid to the class as dividends. The original complaint contained claims of common law fraud, conversion and purported violations of Georgia's Racketeer Influenced and Corrupt Organizations Act, but the fraud count has now been dropped by way of an amended complaint recently filed by the plaintiffs. The plaintiffs seek compensatory and punitive damages, attorneys' fees and expenses, interest and equitable relief. The case was removed to federal court, but has now been remanded back to Superior Court, where it is currently pending.

     Lawsuits have also been filed against the Company as a nominal defendant, as well as individual defendants J. Donald Nichols, Elizabeth L. Nichols, Craig Macnab, Philip G. Satre, William G. Byrnes, Haywood D. Cochrane, Jr., William B. Greene, Jeb L. Hughes, C. Sheldon Whittelsey, IV and William J. Kerley in the United States District Court for the Northern District of Georgia, Atlanta Division and in Fulton County Superior Court. Each of the named individuals is
a current or former officer or director of the Company or JDN Development.   A
similar suit has now been filed in State Court of Fulton County naming Ernst & Young, LLP, the Company's auditors, in addition to the above-referenced defendants. The plaintiffs purport to bring these suits as derivative actions. The complaints allege that the individual defendants, from 1994 through 1999, violated certain duties in connection with the previously undisclosed compensation arrangements. The complaints also allege claims for breach of fiduciary duty, abuse of control, waste of corporate assets, unjust enrichment and gross mismanagement. The plaintiffs, on behalf of the Company, seek injunctive relief, compensatory and punitive damages and disgorgement of all profits and gains by the individual defendants.

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

     The Company is also subject to a formal order of investigation initiated by the SEC as of August 2, 2000. Pursuant to this order, the Company has voluntarily provided certain documents and other information to the SEC regarding the compensation arrangements, unauthorized benefits and related party transactions mentioned above. By letter dated March 5, 2001, the SEC staff advised the Company that it intended to recommend that the SEC institute a proceeding against the Company. The Company continues to cooperate fully with the SEC staff in order to resolve this matter as expeditiously as practicable. Management of the Company does not expect that the resolution of this matter will have a material adverse effect on the Company's business, financial condition or results of operation. However, the Company is unable to predict with certainty the timing or ultimate outcome of this matter.

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

     The Company incurred legal and professional fees during the year ended December 31, 2000 in amounts significantly in excess of those incurred in previous years as a result of the litigation noted above. During 2000, the Company expensed approximately $3.2 million in legal and professional fees related to the special investigation, class action lawsuit and SEC inquiry. The Company cannot reasonably predict, with any degree of certainty, the additional legal and professional fees which will be incurred related to the class action litigation, the special committee's investigation, or any other related investigation by the SEC, the NYSE, IRS or any other regulatory body.

Federal Income Tax Legislative Developments
     In 1999, legislation was enacted which contained several provisions affecting REITs. The new provisions became effective January 1, 2001 and significantly modify the REIT-related provisions of the Code. In addition to the provisions that directly affect the Company (discussed below), the legislation also contained provisions relating to the following: (i) special foreclosure rules for healthcare REITs; (ii) clarification of the definition of independent contractors; and (iii) modification of the earnings and profits rules.

Investment Limitations
----------------------

     The REIT asset tests are modified by adding a requirement that except for
(i) "Safe Harbor Debt" and (ii) the ownership of stock in "taxable REIT subsidiaries," a REIT cannot own more than 10 percent of the total value of the securities of any corporation. "Safe Harbor Debt" is non-contingent, non-convertible debt ("straight debt") which satisfies one of the following three requirements: (a) the straight debt is issued by an individual, (b) all of the securities of the issuer owned by the REIT is "straight debt" or (c) the issuer is a partnership in which the REIT owns at least 20% of the partnership's profits.

Taxable REIT Subsidiaries
-------------------------

     A REIT will be permitted to operate a "taxable REIT subsidiary" which can provide a limited amount of services to tenants and other customers of the REIT (even if such services were not considered customarily furnished in connection with the rental of real property) and can manage or operate properties, generally for third parties, without causing the rents received by the REIT from such parties not to be treated as rent from real properties. A taxable REIT subsidiary will be subject to regular federal income tax, and state and local income tax where applicable, as a regular "C" corporation. The value of the securities of all taxable REIT subsidiaries cannot exceed 20% of the total value of the REIT's assets. In addition, interest paid by a taxable REIT subsidiary to the related REIT is subject to the earnings stripping rules contained in
Section 163(j) of the Code and, therefore, the taxable REIT subsidiary cannot deduct interest in any year that would exceed 50% of the subsidiary's adjusted gross income. If any amount of interest, rent, or other deductions of the taxable REIT subsidiary to be paid to the REIT is determined not to be at arm's length, an excise tax of 100% is imposed on the portion that is redetermined to be excessive. However, rent received by a REIT will not fail to qualify as rents from real property by reason of the fact that all or any portion of such rent is redetermined for purposes of the excise tax.

     After considering the new investment limitations and taxable REIT subsidiary provisions, the Company and JDN Development have jointly elected to treat JDN Development as a taxable REIT subsidiary effective January 1, 2001. In addition, effective January 1, 2001, the Company acquired the remaining voting stock in JDN Development and, therefore, owns 100% of the capital stock of JDN Development. The Company will consolidate JDN Development's operations in its financial statements effective with the first reporting period in 2001.

Distribution Requirements
-------------------------

     In order to continue to maintain its qualification as a REIT, a REIT is required to distribute annually 95% of its REIT taxable income (excluding net capital gain). This required distribution is reduced from 95% to 90% effective for taxable years beginning after December 31, 2000. The Secured Credit Agreements restrict the Company's ability to pay cash distributions.

Rents from Personal Property
----------------------------

     A REIT may treat rent from personal property as rent from real property so long as the rent from personal property does not exceed 15% of the total rent from both real and personal property for the taxable year. This determination will now be made by comparing the fair market value of the personal property to the fair market value of the real and personal property.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Information on quantitative and qualitative disclosure about market risk are included in Part II, Item 7 of this Annual Report on Form 10-K under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Derivatives and Market Risk."

Item 8.  Financial Statements and Supplementary Data

     The financial statements and supplementary data required under Regulation S-X and listed in Item 14(a)(1) below are included in a separate section of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information relating to Directors of the Company set forth in the Company's Proxy Statement relating to the 2001 Annual Meeting of Shareholders under the caption "Election of Directors" is incorporated herein by reference.

     The information relating to Executive Officers of the Company is included in Part I, Item 1 of this annual report on Form 10-K under the caption "Executive Officers of the Registrant."

     The information relating to Section 16(a) beneficial ownership reporting compliance set forth in the Company's Proxy Statement relating to the 2001 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

Item 11.  Executive Compensation

     The information set forth in the Company's Proxy Statement relating to the 2001 Annual Meeting of Shareholders under the caption "Executive Compensation" is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information set forth in the Company's Proxy Statement relating to the 2001 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The information set forth in the Company's Proxy Statement relating to the 2001 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) Index to Financial Statements, Financial Statement Schedules and Exhibits

         (1)   Financial Statements

          The following financial statements are included in and filed pursuant to Part II, Item 8 and are included herein on the pages indicated:

          Consolidated balance sheets - December 31, 2000 and 1999..................................  F-1
          Consolidated statements of income - Years ended
                    December 31, 2000, 1999, and 1998...............................................  F-2
          Consolidated statements of shareholders' equity - Years ended
                    December 31, 2000, 1999, and 1998...............................................  F-3
          Consolidated statements of cash flows - Years ended
                   December 31, 2000, 1999, and 1998................................................  F-4
          Notes to consolidated financial statements................................................  F-5
          Report of Ernst & Young LLP, Independent Auditors.........................................  F-22

          (2) Financial Statement Schedules

          The following financial statement schedules are included in and filed pursuant to Item 14(d) and are included herein on the pages indicated:

          Schedule II - Valuation and Qualifying Accounts     ......................................  F-23
          Schedule III - Real Estate and Accumulated Depreciation...................................  F-24

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

          (3) Exhibits

      Exhibit Number       Description
      --------------       -----------

           3.1             Articles of Restatement of JDN Realty Corporation (1)
           3.2 Articles of Merger of JDN Enterprises, Inc. with and into the Company (2)
           3.3             Amendment No. 1 to the Amended and Restated Bylaws
                           of the Company
           3.4 Form of Articles Supplementary of JDN Realty Corporation classifying the 9 3/8% Series A Cumulative Redeemable Preferred Stock (14)
           4.1             Specimen Common Stock Certificate (3)
           4.2 Form of the Company's 9 3/8 % Series A Cumulative Redeemable Preferred Stock Certificate (14)
           4.3 Form of 6.918 % MandatOry Par Put Remarketed Securities (sm) ("MOPPRS (sm)") due March 31, 2013
                           (15)
           4.4             Form of 6.80% Global Note due August 1, 2004 (8)

           4.5             Form of 6.95% Global Note due August 1, 2007 (8)
           4.6 Form of Articles Supplementary of JDN Realty Corporation classifying the 9 3/8% Series A cumulative Redeemable Preferred Stock (14)
           10.1            JDN Realty Corporation 1993 Incentive Stock Plan, as
                           amended (17)
           10.2            JDN Realty Corporation 1993 Non-Employee Director
                           Stock Option Plan, as amended (17)
           10.3            JDN Realty Corporation Long-Term Incentive Plan (17)
           10.4 Indemnification Agreement by and between J. Donald Nichols and JDN Realty Corporation, dated February 23, 1994 (2)
           10.5            Indemnification Agreement by and between Elizabeth L.
                           Nichols and JDN Realty Corporation, dated February 23, 1994 (2)
           10.6            Indemnification Agreement by and between William J.
                           Kerley and JDN Realty Corporation, dated February 23, 1994 (2)
           10.7 $200,000,000 Amended and Restated Credit Agreement dated as of September 3, 1998, among JDN Realty Corporation and Wachovia Bank, N.A., as Agent (4)
           10.8 First Amendment dated as of June 11, 1999 to the $200,000,000 Amended and Restated Credit Agreement dated as of September 2, 1998 among JDN Realty Corporation, the Banks listed therein and Wachovia Bank, N.A., as Agent (5)
           10.9 Agreement for Continued Funding dated March 2, 2000, but effective as of February 14, 2000, by and among JDN Realty Corporation, JDN Development Company, Inc., the Banks parties thereto and Wachovia Bank, N.A., as Agent (13)
           10.10 $175,000,000 Second Amended and Restated Credit Agreement dated as of May 19, 2000, among JDN Realty Corporation, the Banks listed therein and Wachovia Bank, N.A., as Agent (16)
           10.11 $100,000,000 Term Loan Credit Agreement dated as of February 17, 1999 among JDN Realty Corporation, Wachovia Bank, N.A., as Agent and PNC, National Association, as Documentation Agent (6)
           10.12 First Amendment dated as of June 11, 1999 to the $100,000,000 Term Loan Credit Agreement dated as of February 17, 1999 among JDN Realty Corporation, the Banks Listed Herein, Wachovia Bank, N.A., as Agent and PNC Bank, National Association as the Documentation Agent (7)
           10.13 Interim Agreement dated as of March 2, 2000, but effective as of February 14, 2000, by and among JDN Realty Corporation, JDN Development Company, Inc. the Banks parties thereto and Wachovia Bank, N.A., as Agent (13)
           10.14 $100,000,000 Amended and Restated Term Loan Credit Agreement dated as of May 19, 2000, among JDN Realty Corporation, the Banks listed therein, Wachovia Bank, N.A., as Agent and PNC Bank, National Association, as Documentation Agent (16)
           10.15 Indenture, dated as of July 15, 1997, by JDN Realty Corporation to First Union National Bank as Trustee
                           (8)
           10.16 First Supplemental Indenture, dated as of July 31, 1997, by JDN Realty Corporation to First Union National Bank, as Trustee (8)
           10.17 Second Supplemental Indenture, dated as of February 5, 1998, by JDN Realty Corporation to First Union National Bank, as Trustee (9)
           10.18 First Amendment to Second Supplemental Indenture, dated as of March 31, 1998, by JDN Realty Corporation to First Union National Bank, as Trustee (15)
           10.19 JDN Realty Corporation Dividend Reinvestment and Stock Purchase Plan (10)

           10.20 JDN Realty Corporation 1995 Employee Stock Purchase Plan, as amended (17)
           10.21 Employment Agreement by and between J. Donald Nichols and JDN Realty Corporation, dated as of December 1, 1996 (11)
           10.22 Agreement dated May 19, 2000 between JDN Realty Corporation, JDN Development Company, Inc. and J. Donald Nichols regarding termination of Employment Agreement by and between J. Donald Nichols and JDN Realty Corporation dated as of December 1, 1996 (17)
           10.23           Employment Agreement by and between Elizabeth L.
                           Nichols and JDN Realty Corporation, dated as of December 1, 1996 (11)
           10.24 Employment Agreement by and between William J. Kerley and JDN Realty Corporation, dated as of December 1, 1996 (11)
           10.25 Agreement dated April 15, 2000 between JDN Realty Corporation, JDN Development Company, Inc. and William J. Kerley regarding termination of Employment Agreement by and between William J. Kerley and JDN Realty Corporation dated as of December 1, 1996 (17)
           10.26 Employment Agreement by and between John D. Harris, Jr. and JDN Realty Corporation dated as of May 1, 1997 (12)
           10.27 Employment Agreement by and between Leilani L. Jones and JDN Realty Corporation, dated as of May 1, 1997
                           (12)
           10.28 Employment Agreement by and between David L. Henzlik and JDN Realty Corporation, dated as of December 1, 1996 (11)
           10.29 Employment Agreement by and between W. Fred Williams, Jr. and JDN Development Company, Inc. dated as of March 8, 2000 and related Performance Share Agreement dated as of March 7, 2000 (17)
           10.30 Tenant Estoppel and Release dated as of May 23, 2000 by and between JDN Development Company, Inc. and JDN Realty Corporation and their Affiliates Wal-Mart Stores, Inc. and Wal-Mart Real Estate Business Trust and Lowe's Companies, Inc. and Lowe's Home Centers, Inc. (16)
           10.31 Separation and Partial Settlement Agreement dated as of June 14, 2000 by and between JDN Realty Corporation and JDN Development Company, Inc. and their affiliates, and ALA Associates, Inc., Jeb L. Hughes and C. Sheldon Whittelsey, IV (17)
           10.32 Third Amended and Restated Master Credit Agreement dated as of March 29, 2001 among JDN Realty Corporation and Fleet National Bank as Agent
           10.33 Amendment No. 2 to JDN Realty Corporation 1993 Non-Employee Director Stock Option Plan (19)
           10.34 Agreement dated July 26, 2000 between JDN Realty Corporation and Elizabeth L. Nichols regarding termination of Employment Agreement by and between Elizabeth L. Nichols and JDN Realty Corporation dated as of December 1, 1996 (18)
           10.35 Employment Agreement by and between Craig Macnab and JDN Realty Corporation dated as of November 17, 2000
           10.36 Employment Agreement by and between Lee S. Wielansky and JDN Development Company, Inc. dated as of November 27, 2000
           10.37 Agreement dated September 5, 2000 and related Consulting Agreement dated October 2, 2000 between JDN Development Company, Inc. and W. Fred Williams regarding termination of Employment Agreement by and between W. Fred Williams and JDN Development Company, Inc.

         10.38           Amendment No. 3 to JDN Realty Corporation 1993
                         Non-Employee Director Stock Option Plan
         10.39           Amendment No. 1 to JDN Realty Corporation 1993
                         Incentive Stock Plan.
         12              Ratio of Earnings to Fixed Charges
         21              Subsidiaries of the Registrant
         99.1            Federal Income Tax Considerations

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

         (14) Filed as an exhibit to the Company's filing on Form 8-A dated September 17, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
         (15) Filed as an exhibit to the Company's filing on Form 8-K dated April 1, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
         (16) Filed as an exhibit to the Company's filing on Form 8-K dated May 23, 2000, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
         (17) Filed as an exhibit to the Company's filing on Form 10-K for the year ended December 31, 1999, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated herein by reference.
         (18) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated herein by reference.
         (19) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated herein by reference.

                  Executive Compensation Plans and Arrangements

          The following is a list of all executive compensation plans and arrangements filed as exhibits to this annual report on Form 10-K or incorporated herein by reference:

1.       JDN Realty Corporation 1993 Incentive Stock Plan, as amended (Exhibit
         10.1)
2. JDN Realty Corporation 1993 Non-Employee Director Stock Option Plan, as amended (Exhibit 10.2)
3.       JDN Realty Corporation Long-Term Incentive Plan (Exhibit 10.3)
4. Employment Agreement, dated as of December 1, 1996, by and between J. Donald Nichols and the Company (Exhibit 10.21)
5. Letter Agreement dated May 19, 2000 between the Company, JDN Development and J. Donald Nichols regarding termination of Employment Agreement by and between J. Donald Nichols and the Company dated as of December 1, 1996 (Exhibit 10.22)
6. Employment Agreement, dated as of December 1, 1996, by and between Elizabeth L. Nichols and the Company (Exhibit 10.23)
7. Employment Agreement, dated as of December 1, 1996, by and between William J. Kerley and the Company (Exhibit 10.24)
8. Letter Agreement dated April 15, 2000 between the Company, JDN Development and William J. Kerley regarding termination of Employment Agreement by and between William J. Kerley and the Company dated December 1, 1996 (Exhibit 10.25)
9. Employment Agreement, dated as of December 1, 1996, by and between David L. Henzlik and the Company (Exhibit 10.28)
10. Employment Agreement, dated as of May 1, 1997, by and between John D. Harris, Jr. and the Company (Exhibit 10.26)
11.      Employment Agreement, dated as of May 1, 1997, by and between Leilani
         L. Jones and the Company (Exhibit 10.27)
12. Employment Agreement, dated as of March 8, 2000, by and between W. Fred Williams, Jr. and JDN Development Company, Inc. and related Performance Share Agreement, dated as of March 7, 2000 (Exhibit 10.29)
13. Indemnification Agreement, dated as of February 23, 1994, by and between J. Donald Nichols and the Company (Exhibit 10.4)
14. Indemnification Agreement, dated as of February 23, 1994, by and between Elizabeth L. Nichols and the Company (Exhibit 10.5)
15. Indemnification Agreement, dated as of February 23, 1994, by and between William J. Kerley and the Company (Exhibit 10.6)
16. Separation and Partial Settlement Agreement dated as of June 14, 2000 by and between JDN Realty Corporation and JDN Development Company, Inc. and their Affiliates, ALA Associates, Inc. and Jeb L. Hughes and C. Sheldon Whittelsey, IV (Exhibit 10.31)
17. JDN Realty Corporation 1995 Employee Stock Purchase Plan as amended (Exhibit 10.20)
18. JDN Realty Corporation Dividend Reinvestment and Stock Purchase Plan (Exhibit 10.19)
19. Amendment No. 2 to JDN Realty Corporation 1993 Non-Employee Director Stock Option Plan (Exhibit 10.33)
20. Agreement dated July 26, 2000 between JDN Realty Corporation and Elizabeth L. Nichols regarding termination of Employment Agreement by and between Elizabeth L. Nichols and JDN Realty Corporation dated as of December 1, 1996 (Exhibit 10.34)
21. Employment Agreement by and between Craig Macnab and JDN Realty Corporation dated as November 17, 2000 (Exhibit 10.35)
22. Employment Agreement by and between Lee S. Wielansky and JDN Development Company, Inc. dated as of November 27, 2000 (Exhibit 10.36)

23. Agreement dated September 5, 2000 and related Consulting Agreement dated October 2, 2000 between JDN Development Company, Inc. and W. Fred Williams regarding termination of Employment Agreement by and between
         W. Fred Williams and JDN Development Company, Inc. (Exhibit 10.37)
24. Amendment No. 3 to JDN Realty Corporation 1993 Non-Employee Director Stock Option Plan (Exhibit 10.38)
25. Amendment No. 1 to JDN Realty Corporation 1993 Incentive Stock Plan (Exhibit 10.39)

(b) Reports on Form 8-K

         During the three months ended December 31, 2000, the Company did not file any reports on Form 8-K.

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

                                    Item 8
                                    ------

                  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
                  ------------------------------------------


                                  Item 14(d)
                                  ----------


                         FINANCIAL STATEMENT SCHEDULES
                         -----------------------------

JDN REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                                December 31,
                                                                                       --------------------------------
(dollars in thousands, except per share data)                                               2000            1999
-----------------------------------------------------------------------------------------------------------------------
ASSETS
    Shopping center properties, at cost:
       Land                                                                                  $ 208,653       $ 191,823
       Buildings and improvements                                                              626,042         666,465
       Property under development                                                               45,020         104,609
                                                                                       --------------------------------
                                                                                               879,715         962,897
       Less: accumulated depreciation and amortization                                         (80,113)        (71,551)
                                                                                       --------------------------------
          Shopping center properties, net                                                      799,602         891,346
    Cash and cash equivalents                                                                    9,277           2,076
    Proceeds receivable from deferred exchange                                                       -          40,476
    Rents receivable, net of allowance for doubtful accounts of $732
       and $714 in 2000 and 1999, respectively                                                  11,200          10,272
    Investments in and advances to unconsolidated entities:
       JDN Development Company, Inc.                                                           193,523         121,095
       Other                                                                                    53,276          33,343
    Deferred costs, net of amortization                                                          6,039           5,099
    Other assets                                                                                11,046          13,088
                                                                                       --------------------------------
                                                                                           $ 1,083,963     $ 1,116,795
                                                                                       ================================

LIABILITIES AND SHAREHOLDERS' EQUITY
    Liabilities
       Unsecured notes payable                                                               $ 234,697       $ 234,635
       Lines of credit and term loan                                                           242,000         235,000
       Mortgage notes payable                                                                   97,444         101,247
       Accounts payable and accrued expenses                                                    14,558          16,328
       Other liabilities                                                                         5,151           9,500
                                                                                       --------------------------------
          Total liabilities                                                                    593,850         596,710

    Third party investors' interest                                                              3,504           4,256

    Shareholders' Equity
       Preferred stock, par value $.01 per share - authorized 20,000,000 shares:
          9 3/8% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25 per share, issued and outstanding 2,000,000 shares in
          2000 and 1999, respectively                                                               20              20

       Common stock, par value $.01 per share - authorized 150,000,000 shares, issued and outstanding 32,867,354 and 33,401,468 shares in 2000 and
          1999, respectively                                                                       329             334
       Paid-in capital                                                                         489,289         518,504
       Accumulated deficit                                                                      (3,029)         (3,029)
                                                                                       --------------------------------
                                                                                               486,609         515,829
                                                                                       --------------------------------
                                                                                           $ 1,083,963     $ 1,116,795
                                                                                       ================================

See accompanying notes.

JDN REALTY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                                                            Years Ended December 31,
                                                                                 -----------------------------------------------
(in thousands, except per share data)                                                    2000            1999            1998
--------------------------------------------------------------------------------------------------------------------------------
Revenues:
     Minimum and percentage rents                                                      $ 91,438        $ 92,964        $ 71,191
     Recoveries from tenants                                                             12,705          13,205          10,003
     Other revenue                                                                        1,907              69             117
                                                                                 -----------------------------------------------
        Total revenues                                                                  106,050         106,238          81,311

Operating expenses:
     Operating and maintenance                                                            8,736           8,338           6,439
     Real estate taxes                                                                    6,730           6,979           5,316
     General and administrative                                                           8,574           8,130           7,105
     Corporate investigation and legal costs                                              3,159               -               -
     Severance expense                                                                    3,711               -               -
     Impairment losses                                                                   18,882              90               -
     Depreciation and amortization                                                       20,735          22,047          16,824
     Tenant settlement expense                                                                -           5,610               -
                                                                                 -----------------------------------------------
        Total operating expenses                                                         70,527          51,194          35,684
                                                                                 -----------------------------------------------
     Income from operations                                                              35,523          55,044          45,627
Other income (expense):
     Interest expense, net                                                              (25,220)        (18,423)         (9,454)
     Other income, net                                                                    1,680           1,818             945
     Equity in net income (loss) of unconsolidated entities                              (2,976)         (3,800)          3,379
                                                                                 -----------------------------------------------
Income before minority interest in net income of
     consolidated subsidiaries and net gain on real estate sales                          9,007          34,639          40,497
Minority interest in net income of consolidated subsidiaries                               (222)           (215)           (196)
                                                                                 -----------------------------------------------
Income before net gain on real estate sales                                               8,785          34,424          40,301
Net gain on real estate sales                                                            14,712          18,627             379
                                                                                 -----------------------------------------------
Net Income                                                                               23,497          53,051          40,680
Dividends to preferred shareholders                                                      (4,688)         (4,688)         (1,341)
                                                                                 -----------------------------------------------
Net income attributable to common shareholders                                         $ 18,809        $ 48,363        $ 39,339
                                                                                 ===============================================

Net income per common share:
     Basic                                                                             $   0.58        $   1.46        $   1.28
                                                                                 ===============================================
     Diluted                                                                           $   0.58        $   1.44        $   1.26
                                                                                 ===============================================

Dividends per common share                                                             $  1.295        $  1.545        $  1.413
                                                                                 ===============================================

See accompanying notes.

JDN REALTY CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                Preferred      Common     Paid-in      Accumulated
(in thousands, except per share data)                            Stock         Stock      Capital        Deficit        Total
--------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1998                                            $  -       $ 277     $ 375,306      $  (7,089)    $ 368,494
    Issuance of preferred stock                                       20           -        48,154              -        48,174
    Issuances of common stock                                          -          50       102,425              -       102,475
    Distributions to preferred shareholders
       ($0.67 per share)                                               -           -             -         (1,341)       (1,341)
    Distributions to common shareholders
       ($1.41 per share)                                               -           -        (4,849)       (39,339)      (44,188)
    Net income                                                         -           -             -         40,680        40,680
                                                             -------------------------------------------------------------------
Balance, December 31, 1998                                            20         327       521,036         (7,089)      514,294
    Issuances of common stock                                          -          11        11,990              -        12,001
    Repurchases of common stock                                        -          (4)       (6,990)             -        (6,994)
    Distributions to preferred shareholders
       ($2.34 per share)                                               -           -             -         (4,688)       (4,688)
    Distributions to common shareholders
       ($1.55 per share)                                               -           -        (7,532)       (44,303)      (51,835)
    Net income                                                         -           -             -         53,051        53,051
                                                             -------------------------------------------------------------------
Balance, December 31, 1999                                         $  20       $ 334     $ 518,504      $  (3,029)    $ 515,829
    Issuances of common stock                                          -           5         1,610              -         1,615
    Retirement of restricted common stock                              -          (6)         (291)             -          (297)
    Repurchases of common stock                                        -          (4)       (6,839)             -        (6,843)
    Distributions to preferred shareholders
       ($2.34 per share)                                               -           -             -         (4,688)       (4,688)
    Distributions to common shareholders
       ($1.30 per share)                                               -           -       (23,695)       (18,809)      (42,504)
    Net income                                                         -           -             -         23,497        23,497
                                                             -------------------------------------------------------------------
Balance, December 31, 2000                                         $  20       $ 329     $ 489,289      $  (3,029)    $ 486,609
                                                             ===================================================================

See accompanying notes.

JDN REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Years Ended December 31,
                                                                              ----------------------------------------
(in thousands)                                                                       2000         1999         1998
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
    Net income                                                                   $  23,497    $  53,051     $  40,680
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation                                                              19,543       21,002        15,676
          Amortization                                                               3,499        2,507         1,758
          Equity in net income of unconsolidated entities                            2,976        3,800        (3,379)
          Minority interest in net income of consolidated subsidiaries                 222          215           196
          Net gain on real estate sales                                           (14,712)      (18,627)         (379)
          Impairment losses                                                         18,882           90             -
          Tenant settlement expenses                                                     -        5,610             -
          Changes in assets and liabilities:
             Rents receivable                                                         (928)      (3,164)       (4,467)
             Other assets                                                              310         (515)         (130)
             Accounts payable and accrued expenses                                  (1,235)      (4,703)        3,766
             Other liabilities                                                         602         (470)        2,339
                                                                              ----------------------------------------
Net cash provided by operating activities                                           52,656       58,796        56,060

Cash flows from investing activities
    Development of shopping center properties                                      (33,639)    (205,085)     (159,590)
    Purchases of shopping center properties                                              -            -      (105,453)
    Improvements to shopping center properties                                      (2,134)        (984)       (1,507)
    Proceeds from real estate sales                                                 99,459       61,972           747
    Net repayment of advances (to) from JDN
       Development Company, Inc.                                                   (76,141)      26,875       (75,361)
    Investments in unconsolidated entities                                         (19,948)     (33,343)            -
    Other                                                                           (1,295)       2,197       (10,932)
                                                                              ----------------------------------------
Net cash used in investing activities                                              (33,698)    (148,368)     (352,096)

Cash flows from financing activities
    Proceeds from mortgages and notes payable                                            -       61,254         1,060
    Principal payments on mortgages and notes payable                               (2,744)      (1,648)         (532)
    Proceeds from lines of credit                                                  204,596      529,040       381,420
    Principal payments on lines of credit                                         (197,596)    (442,559)     (276,401)
    Proceeds from issuance of unsecured notes payable                                    -            -        76,548
    Proceeds from deferred exchange of properties                                   40,476            -             -
    Net proceeds from issuance of common stock                                           -       11,225       101,011
    Net proceeds from issuance of preferred stock                                        -            -        48,174
    Repurchases of common stock                                                     (6,843)      (6,995)            -
    Distributions to common shareholders                                           (42,504)     (51,835)      (44,188)
    Distributions to preferred shareholders                                         (4,688)      (4,688)       (1,341)
    Deferred financing costs                                                        (2,454)      (2,072)       (1,154)
    Other                                                                                -          (74)            -
                                                                              ----------------------------------------
Net cash provided by financing activities                                          (11,757)      91,648       284,597
                                                                              ----------------------------------------
Increase (decrease) in cash and cash equivalents                                     7,201        2,076       (11,439)
Cash and cash equivalents at beginning of year                                       2,076            -        11,439
                                                                              ----------------------------------------
Cash and cash equivalents at end of year                                         $   9,277    $   2,076     $       -
                                                                              ========================================

See accompanying notes.

JDN Realty Corporation
Notes to Consolidated Financial Statements
December 31, 2000
(dollars in thousands, except per share data)

1.   Description of Business and Summary of Significant Accounting Policies

Description of Business

     JDN Realty Corporation (the "Company") is a real estate company specializing in the development and asset management of retail shopping centers. The Company's operating shopping centers and development projects are located in 19 states. The Company has elected to be taxed as a real estate investment trust ("REIT").

Basis of Presentation

     The financial statements represent the consolidated financial statements of the Company, its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Segment Reporting

     The Company operates in one reportable segment, the development, ownership and operation of retail properties, as defined in Statement of Financial Accounting Standard ("SFAS") No. 131, Disclosures about the Segments of an Enterprise and Related Information. Substantially all of the Company's assets, revenues and income are derived from this segment.

Investments in Unconsolidated Entities

     The Company uses the equity method of accounting for investments in non-majority owned entities, including those where the Company's voting control is below 20%, where the Company has the ability to exercise significant influence over operating and financial policies.

Real Estate Assets

     Shopping center properties are stated at cost less accumulated depreciation. The Company capitalizes costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until such time as projects become operational. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets beginning when the phases become substantially complete. The estimated useful life for financial reporting purposes is 31.5 years. Expenditures for maintenance and repairs are charged to operations as incurred. Renovations which improve or extend the life of the related assets are capitalized.

     As of December 31, 2000, the Company was negotiating the sale of 21 shopping center properties, with an aggregate net book value of $104,172 and an aggregate Net Operating Income of $90,583. The Company expects that these shopping center properties will be sold in 2001 and the first half of 2002.

     The Company records impairment losses and reduces the carrying amount of long-lived assets used in operations to their fair value when indicators of impairment are present and the estimated undiscounted cash flows, calculated using assumptions indicative of market conditions at the time impairment is evident, related to those assets are less than their carrying amounts. The Company records impairment losses and reduces the carrying amount of assets held for sale when the carrying amounts exceed the estimated selling prices less costs to sell. During 2000, the Company recorded impairment losses of approximately $18,882, of which approximately $9,829 relates to operating shopping centers held for sale and $5,491 relates to operating shopping centers held for use.

Deferred Costs

     Costs and fees associated with the Company's debt obligations are included in deferred costs in the accompanying consolidated balance sheets and are amortized over the terms of the related debt agreements. Amortization of these deferred financing costs is included in interest expense in the consolidated statements of income. Accumulated amortization related to deferred costs totaled approximately $4,484 and $2,402 at December 31, 2000 and 1999, respectively.

     The Company capitalizes certain internal and external costs incurred in the development of computer software for internal use in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company capitalized software development costs of $1,398 in 1999.

Other Assets

     Included in other assets are notes receivable of $6,579 and $9,079 as of December 31, 2000 and 1999 respectively.

Revenue Recognition

     The Company leases space in its shopping centers to tenants and recognizes minimum base rentals as revenue on a straight-line basis over the terms of the operating leases. The tenants are required to pay additional rentals based on common area maintenance expenses, and the Company recognizes such rentals as the revenue is earned. Certain tenants pay incremental rental amounts based on store sales and these percentage rentals are recognized as sales contingencies are resolved.

     The tenant base includes primarily national or regional retail chains and local retailers, and consequently the Company's credit risk is concentrated in the retail industry. Rents receivable in excess of security deposits are unsecured and are subject to credit losses to this extent.

Net Gain on Real Estate Sales

     Net gain on real estate sales relates to the sale of shopping center properties and undeveloped parcels of land. In accordance with SFAS No. 66, Accounting for Real Estate Sales, the applicable gain or loss is recognized when the earnings process is deemed to be complete, which generally coincides with the closing. The Company records depreciation on shopping center properties through the date of sale.

Interest Costs

     Interest costs incurred during the development period of projects are capitalized and depreciated over the life of the building. Interest costs capitalized were $9,444, $7,565 and $6,401 for the years ended December 31, 2000, 1999 and 1998, respectively. Interest payments totaled $45,051, $35,750 and $21,766 during the years ended December 31, 2000, 1999, and 1998, respectively. Interest income totaled $14,209, $10,765 and $8,571 during the years ended December 31, 2000, 1999 and 1998 respectively.

Interest Rate Protection Agreements

     The Company utilizes interest rate swap agreements or interest rate cap agreements in an attempt to hedge its exposure to increasing rates on its floating rate debt. The interest rate swap agreements involve the exchange of amounts based on fixed interest rates for amounts based on variable interest rates over the lives of the agreements without an exchange of the notional amounts upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest incurred. The interest rate cap agreements involve a similar exchange once interest rates rise above a specified threshold. Below that threshold, the Company neither pays nor receives amounts under the interest rate cap agreements. Prior to the adoption of SFAS No.

133, the fair value of the interest rate protection agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements.

     On January 1, 2001, the Company adopted SFAS No. 133, as amended by SFAS No. 137 and No. 138 Accounting for Derivative Instruments and Hedging Activities. This accounting standard requires companies to carry all derivative instruments, including certain embedded derivatives, on the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company uses only qualifying hedges that are designated specifically to reduce exposure to interest rate risk. If in the future, the interest rate protection agreements were terminated, the fair value would be recognized as expense upon termination. In the event of early extinguishment of a designated debt obligation, the fair value would be recognized as expense concurrent with the extinguishment. The effect of adopting the SFAS No. 133 did not have a material effect on the Company's consolidated financial statements.

Stock-Based Compensation

     The Company uses the intrinsic value method for valuing its awards of stock options and restricted stock and recording the related compensation expense, if any, in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. See Note 13 for pro forma disclosures using the fair value method as described in SFAS No. 123, Accounting for Stock-Based Compensation ("Statement 123").

Income Taxes

     The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") and began operating as such on March 27, 1994. As a result, the Company is not subject to federal income taxes to the extent that it distributes annually at least 95% (or 90% after December 31, 2000) of its taxable income to its shareholders and satisfies certain other requirements
defined in the Code.   Accordingly, no provision was made for income taxes in
the accompanying consolidated financial statements.

     The Company's distributions per common share are summarized as follows:

                                 Years ended December 31,
                                 2000      1999      1998
                               ------------------------------
Ordinary income                   $ 0.64     $1.38     $1.35
Return of capital
                                       -         -      0.06
Long-term capital gains             0.66      0.17         -
                               ------------------------------
                                  $ 1.30     $1.55     $1.41
                               ==============================

Per Share Data

     In May 1998, the Company declared a 3-for-2 stock split, effected in the form of a stock dividend, to shareholders of record on June 19, 1998. All share and per share information has been restated to reflect the stock split.

Cash and Cash Equivalents

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

2.   Unsecured Notes Payable
     Unsecured Notes Payable consisted of the following:

                                                           December 31,
                                                     2000               1999
                                                --------------------------------

Mandatory Par Put Remarketed Securities           $   75,000         $   75,000
Seven Year Notes                                      74,873             74,838
Ten Year Notes                                        84,824             84,797
                                                --------------------------------
                                                  $  234,697        $   234,635
                                                ================================

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

3.   Line of Credit and Term Loan
     Line of Credit and Term Loan consisted of the following:

                                                         December 31,
                                                 2000                   1999
                                         ---------------------------------------
Term Loan                                     $  100,000            $   100,000
Line of Credit                                   142,000                135,000
                                         ---------------------------------------
                                              $  242,000            $   235,000
                                         =======================================

     Through May 23, 2000, the Line of Credit represented a $200,000 unsecured line of credit with a bank group, which was scheduled to mature in May 2002. Through May 23, 2000, the Term Loan represented a $100,000 unsecured term loan with a bank group, which was scheduled to mature in February 2002.

     As a result of certain undisclosed transactions and lease discrepancies discovered by the Company, it was determined that the Company had breached certain non-financial and non-operating covenants contained in the credit agreements underlying the Line of Credit and the Term Loan (collectively the "Credit Agreements"). On March 2, 2000, the Company entered into a Continued

Funding Agreement and an Interim Agreement with the bank groups which suspended the breach of these covenants and permitted the Company to access credit on an unsecured basis under the Line of Credit from February 14, 2000 until these agreements expired on April 14, 2000. The Company incurred $531 in fees related to the Continued Funding Agreement and the Interim Agreement.

     From April 15, 2000 to May 23, 2000, the Company was in default of the Credit Agreements and incurred interest at the default rate, which ranged from 11.0% to 11.5% during that period. On May 23, 2000, the Company closed a Second Amended and Restated Credit Agreement (the "Secured Line of Credit") and an Amended and Restated Term Loan Agreement (the "Secured Term Loan"), each effective as of May 19, 2000 (the Secured Line of Credit and the Secured Term Loan collectively referred to herein as the "Secured Credit Agreements"). Significant changes in the Secured Line of Credit as compared to the Line of Credit include the following:

     .    Reduced maximum borrowings allowed from $200.0 million to $175.0 million;
     .    Changed the maturity date from May 2002 to June 2001;
     .    Changed the facility from unsecured to secured;
     . Increased the borrowing rate from LIBOR plus 1.15% to LIBOR plus 2.50% through September 30, 2000, and LIBOR plus 2.25% thereafter;
     . Increased the facility fee payable quarterly from .15% to .35% of the maximum loan amount;
     . Increased the limit on the ratio of Consolidated Liabilities to Gross Asset Value from 55% to 60%, and deleted the covenants limiting the ratios of Unencumbered Assets to Total Unsecured Funded Debt and Unsecured NOI to Unsecured Interest Expense, all as defined; and
     . Further restricted the Company's ability to pay distributions to shareholders.

     The Secured Term Loan amended the Term Loan to, among other things, increase the borrowing rate from LIBOR plus 1.40% to LIBOR plus 2.50% (adjusted to LIBOR plus 2.25% after September 30, 2000), to change the maturity date from February 2002 to June 2001 and to change the facility from unsecured to secured.

     The Secured Credit Agreements provide that the loans thereunder will be secured by first priority security interests in the Borrowing Base Properties, as defined in the Secured Credit Agreements. The Borrowing Base Properties consist of 52 properties with a net book value of approximately $440.3 million at December 31, 2000. Generally, each Borrowing Base Property must maintain occupancy and leasing percentages of 80% or higher and in the aggregate 60% of the value of the Borrowing Base Properties (based upon a 10% capitalization rate on annualized Net Operating Income, as defined) must be equal to or exceed the Commitments, as defined in the Secured Credit Agreements.

     The Company has agreed in the Secured Credit Agreements not to purchase or finance the purchase of its common or preferred equity securities (except, in the case of its common stock, as may be required to fund employee benefit plans in the ordinary course of business or to satisfy the requirements of stock option plans) or debt securities, or to make any voluntary prepayment of such debt securities other than with proceeds of the sale of shopping center properties not included in the Borrowing Base Properties. In addition, the Secured Credit Agreements restrict the amount of distributions to shareholders to 100% of REIT taxable income, as defined in the Code, for the year ended December 31, 2000 and to 95% of REIT taxable income for the year ended December 31, 2001. The Company paid the banks up-front fees of $1,800 in connection with the Secured Credit Agreements. These fees were recorded as deferred financing costs with the related amortization recorded as an adjustment to interest incurred over the life of the Secured Credit Facilities. At December 31, 2000, the Company had the ability to draw an additional $33,000 under the Secured Line of Credit. The weighted average interest rate on amounts outstanding under the Secured Line of Credit was 8.95%. At December 31, 2000, the weighted average interest rate on amounts outstanding under the Secured Term Loan was 8.89%.

     On March 29, 2001, the Company closed a Third Amended and Restated Master Credit Agreement with Fleet National Bank as Agent (the "2001 Credit Agreement"), amending and superseding its existing Secured Credit Agreements. The 2001 Credit Agreement provides for maximum borrowings of $300.0 million, comprised of a $150.0 million revolving credit facility and a $150.0 million term loan. Loans made pursuant to the 2001 Credit Agreement will initially bear interest at LIBOR plus 2.00% and will range from LIBOR plus 1.75% to LIBOR plus 2.25% based on Company leverage and credit quality. The 2001 Credit Agreement matures December 31, 2002 which may be extended until January 1, 2003 provided that the Company is in compliance with the terms of the agreement.

     The 2001 Credit Agreement provides that the loans thereunder will remain secured by first priority security interests, which were granted in connection with the amendments to the Secured Credit Agreement in 2000, in the Borrowing Base Properties (as defined in the 2001 Credit Agreement). At the closing of the 2001 Credit Agreement, the Borrowing Base Properties consisted of 52 properties valued at approximately $512.3 million. The Company may, however, add, remove or substitute certain of its other properties as Borrowing Base Properties subject to the conditions set forth in the 2001 Credit Agreement. The 2001 Credit Agreement contains certain requirements for each property within the Borrowing Base Properties and certain value and occupancy requirements for the Borrowing Base Properties in the aggregate.

     The 2001 Credit Agreement contains financial covenants including, but not limited to, a liabilities-to-assets ratio, fixed charges coverage ratios and a net worth covenant. In addition, the 2001 Credit Agreement restricts, subject to certain exceptions, the amount of distributions to the Company's shareholders to 95% of the Company's Funds From Operations (as defined in the 2001 Credit Agreement).

4.   Mortgage Notes Payable

     At December 31, 2000, the Company's Mortgage Notes Payable consisted of nine amortizing notes payable secured by shopping center properties with an aggregate net book value of $97,444. At December 31, 2000, the Mortgage Notes Payable had a weighted average interest rate of 7.21%, aggregate monthly payments of principal and interest of $824 and maturities beginning in July 2001 and continuing through April 2019.

5.   Debt Maturities

     As of December 31, 2000, principal payments on the Company's Unsecured Notes Payable, Secured Line of Credit, Secured Term Loan, and Mortgage Notes Payable were due as follows:

Year ending December 31,
--------------------------------------------------------------------------------
2001                                                                 $  266,048
2002                                                                      2,604
2003                                                                     83,286
2004                                                                     77,689
2005                                                                      3,271
Thereafter                                                              141,243
                                                                   -------------
                                                                     $  574,141
                                                                   =============

     In March 2001, the Company refinanced $242.0 million of the $266.0 million maturing in 2001.

6.   Fair Value of Financial Instruments

     The Company maintains an interest rate swap agreement and an interest rate cap agreement to hedge against increasing rates on its floating rate debt.
Under the terms of the interest rate swap agreement, the Company pays a fixed rate of 6.48% and receives a variable rate equal to the rate for the one-month LIBOR based on a notional amount of $50,000. The interest rate swap agreement terminates on January 1, 2001. Under the terms of the interest rate cap agreement, the Company will receive a monthly amount equal to the positive difference between the one-month LIBOR and 7.25% based on a notional amount of $100,000. This interest rate cap agreement terminates on August 21, 2002. Under the terms of the interest rate cap agreement, if the one-month LIBOR does not exceed 7.25% on the payment date each month, the Company receives no payment.

     The carrying amounts and fair values of the Company's financial instruments with differences are as follows:

                                                  December 31, 2000             December 31, 1999
                                              --------------------------    --------------------------
                                               Carrying                      Carrying
                                                Amount       Fair Value       Amount       Fair Value
                                              --------------------------    --------------------------
Unsecured Notes Payable                        $ 234,697     $  193,591      $ 234,635     $  225,473
Mortgage Notes Payable                            97,444         94,328        101,247         98,398
Interest Rate Swap and Cap                           313             39              -           (114)

     The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments:

     .    Cash and cash equivalents, accounts receivable and accounts payable:
          The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximates their fair value.

     . Unsecured notes payable: The fair values of the Company's unsecured notes payable are estimated based on dealer quotes at or near year-end.

     . Lines of credit and term loan: The carrying amounts of the Company's borrowings under its lines of credit and term loan approximate fair value based on the Company's current incremental borrowing rates for similar borrowing arrangements.

     . Mortgage notes payable: The fair values of the Company's mortgage notes payable are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     . Interest rate swap and cap: The fair values of the Company's interest rate swap and cap are based on dealer quotes that consider the estimated net proceeds if sold for positive valuations or the estimated cost to terminate for negative valuations.

7.   Preferred Stock

     In September 1998, the Company issued 2,000,000 shares of its 9 3/8% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock"), par value $0.01 per share, with a liquidation preference of $25.00 per share. The Series A Preferred Stock has no stated maturity but is redeemable at the Company's option on or after September 15, 2003 for $25.00 per share plus accumulated, accrued and unpaid dividends. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and are payable quarterly on or about the last day of March, June, September and December of each year, when and as declared. Holders of the Series A Preferred Stock have no voting rights except with respect to certain extraordinary events affecting the rights of the holders of the Series A Preferred Stock. The Series A Preferred Stock is not convertible or exchangeable for any other securities or property of the Company.

8.   Investments in and Advances to Unconsolidated Entities

     As of December 31, 2000 the Company owned 1% of the outstanding voting common stock and 100% of the outstanding non-voting common stock of JDN Development Company, Inc. ("JDN Development"). As of December 31, 2000, W. Fred Williams, the former President of JDN Development, owned the remaining 99% of the outstanding voting common stock of JDN Development. The Company accounts for its investment in JDN Development using the equity method because management believes that it is able to exercise significant influence over the operating and financial policies of JDN Development.

     As of December 31, 2000 the Company also has an investment along with JDN Development in 21 partnerships formed for the purpose of acquiring, developing, selling or exchanging real estate assets. During the development stage of any project developed within one of these partnerships, the Company is the limited partner, and JDN Development is the general partner. Once the project has reached stabilization, the Company becomes the general partner, and JDN Development becomes the limited partner. The partnerships are consolidated in the general partner's financial statements. The Company accounts for its investment in JDN Development using the equity method because management believes that it is able to exercise significant influence over the operating and financial policies of JDN Development.

     See discussion related to ownership changes in JDN Development and the resulting accounting change in Note 21 below.

         The following summarizes the combined financial information of JDN Development and the partnerships:

                                                                            December 31,
                                                                       2000             1999
                                                                    ---------------------------
Assets

     Operating properties                                             $ 34,961         $ 27,662
     Property under development                                        128,378          113,869
     Land held for sale                                                 60,346           24,727
                                                                    ---------------------------
        Total real estate                                              223,685          166,258
     Other assets                                                       36,517           32,818
                                                                    ---------------------------
                                                                      $260,202         $199,076
                                                                    ===========================

Liabilities
     Mortgage notes payable                                           $  3,373         $ 16,335
     Notes and advances payable to JDN Realty Corporation              198,026          122,120
     Other liabilities                                                  13,630           24,158
                                                                    ---------------------------
                                                                       215,029          162,613
Third party investors' interest                                         49,857           32,146
(Deficit) equity                                                        (4,684)           4,317
                                                                    ---------------------------
                                                                      $260,202         $199,076
                                                                    ===========================

                                                                                  Years Ended December 31,
                                                                           2000            1999             1998
                                                                      ---------------------------------------------
Rental revenues                                                         $  3,357        $   4,368         $  4,297
Operating expenses                                                        (5,372)          (3,490)          (1,796)
Tenant settlement expense                                                      -           (7,490)               -
Impairment losses                                                         (5,833)          (2,988)               -
Provision for abandoned projects                                          (3,819)          (5,616)            (840)
                                                                      ---------------------------------------------
      (Loss) income from operations                                      (11,667)         (15,216)           1,661
Interest expense                                                          (9,476)          (5,121)          (4,545)
Net gain on real estate sales                                             11,828           10,594            7,957
Other income, net                                                          3,311              931              817
                                                                      ---------------------------------------------
(Loss) income before income tax expense                                   (6,004)          (8,812)           5,890
Income tax benefit (expense)                                              (2,999)           3,524           (2,392)
                                                                      ---------------------------------------------
      Net (loss) income                                                 $ (9,003)       $  (5,288)        $  3,498
                                                                      =============================================

9.        Operating Leases

          Shopping center properties are leased to tenants under operating leases with expiration dates extending to the year 2059. As of December 31, 2000, approximate future minimum rentals due under noncancellable operating leases, excluding tenant reimbursements of operating expenses and additional rentals based on tenants' sales volume, were as follows:

--------------------------------------------------------------------------------
     2001                                                            $    84,908
     2002                                                                 80,408
     2003                                                                 74,596
     2004                                                                 70,437
     2005                                                                 64,210
     Thereafter                                                          595,020
                                                               -----------------
                                                                     $   969,579
                                                               =================


         As of December 31, 2000, Lowe's Companies, Inc., a national retailer, was an anchor in 21 of the Company's shopping centers. Lowe's was a tenant of the Company in 15 of the shopping centers and an unrelated party owned Lowe's portion of the center in the remaining six shopping centers. Rentals from this significant tenant were 17%, 14%, and 12% of total minimum and percentage rent for the years ended December 31, 2000, 1999, and 1998, respectively. There were no other tenants which represented more than 10% of the Company's total minimum and percentage rent in any year presented. As of December 31, 2000, Wal-Mart Stores, Inc., a national retailer, was an anchor in 33 of the Company's shopping centers. Wal-Mart was a tenant of the Company in 11 of the shopping centers and an unrelated party owned Wal-Mart's portion of the center in the remaining 22 shopping centers. Rentals from this significant tenant were approximately 9%, 15%, and 16% of total minimum and percentage rents for the years ended December 31, 2000, 1999, and 1998, respectively.

10.      Long-Term Incentive Plan

         In 1999, the Company adopted the JDN Realty Corporation Long-Term Incentive Plan (the "LTIP"). Under the LTIP the Board of Directors may award restricted stock of the Company and options to purchase shares of common stock of the Company. Any restricted stock or stock options awarded under the LTIP are to be issued under the Incentive Stock Plan (see Note 11 below) and would vest upon satisfaction of criteria established by the Board of Directors.

         During 1999, the Company granted 600,000 shares of restricted stock under the LTIP. This non-cash issuance of stock totaling $12,038 is excluded from the statement of cash flows in 1999. During 2000, a total of 468,285 shares of this restricted stock were forfeited and the remaining 131,715 shares vested as pursuant to separation agreements with two of the Company's former officers. The Company recorded $976 and $344 related to stock based compensation under the LTIP for the years ended December 31, 2000 and 1999, respectively.

11.      Incentive Stock Plan

         The Company maintains the JDN Realty Corporation 1993 Incentive Stock Plan (the "Incentive Stock Plan") which provides for the issuance of options to purchase shares of the Company's common stock, restricted stock and stock appreciation rights to individuals providing services to the Company, its subsidiaries and affiliated entities at the discretion of the Compensation Committee of the Board of Directors. Under the Incentive Stock Plan, the exercise price of options granted will not be less than the fair market value of the shares on the date of grant for incentive stock options and will not be less than 50% of the fair market value of the shares on the date of grant for non-qualified stock options. No options have been granted under the Incentive Stock Plan with exercise prices below fair market value. The options generally expire 10 years from the date of grant and vest one-third after six months and one-third after each of the two successive twelve-month periods thereafter.
          The following is a summary of option activity under the Incentive Stock Plan:

                                                                                                           Weighted Average
                                                        Number of Shares           Option Price              Option Price
                                                       Underlying Options            Per Share                Per Share
-------------------------------------------------------------------------------------------------------------------------------
Options outstanding, January 1, 1998                              2,733,470      $13.50 to $20.75               $17.639
       Granted                                                       10,000           $21.3125                   21.313
       Exercised                                                    (23,500)     $13.50 to $20.75                14.782
       Forfeited                                                     (5,000)           $20.75                    20.750
                                                     --------------------------------------------------------------------------

Options outstanding, December 31, 1998                            2,714,970     $13.50 to $21.3125               17.672
       Granted                                                            -              -                          -
       Exercised                                                    (35,500)     $13.50 to $20.75                14.623
       Forfeited                                                    (10,000)          $21.3125                   21.313
                                                     --------------------------------------------------------------------------

Options outstanding, December 31, 1999                            2,669,470     $13.50 to $21.3125               17.699
       Granted                                                      386,000       $9.75 to $10.50                10.180
       Forfeited                                                 (2,060,011)      $10.19 to $20.75               17.812
                                                     --------------------------------------------------------------------------

Options outstanding, December 31, 2000                              995,459       $9.75 to $20.75               $14.552
                                                     ==========================================================================

Options exercisable, December 31, 2000                              659,959       $9.75 to $20.75               $16.743
                                                     ==========================================================================

          Effective February 27, 1998, the Company amended the Incentive Stock Plan to, among other things, provide for issuances of restricted stock. Concurrently, the Company adopted the JDN Realty Corporation Deferred Bonus Plan pursuant to the Incentive Stock Plan (the "Deferred Bonus Plan") which established a program to provide incentive compensation to certain key employees in the form of a bonus that could be deferred at the election of the employee, the value of which is tied to the equity value of the Company. An eligible employee could elect to defer all or a specified portion of the receipt of cash bonus payments awarded by the Company and could receive restricted stock in lieu thereof under the Incentive Stock Plan.

          On March 1, 1998, the Company issued 111,312 shares of restricted stock under the Deferred Bonus Plan. This restricted stock vested one-fourth on March 1, 1999 and one-fourth on each successive March 1 thereafter. As of December 31, 2000, 1,993,655 shares were available for the Company to award in any combination of options, restricted stock or stock appreciation rights under the Incentive Stock Plan. During 2000, a total of 41,700 shares of this restricted stock were forfeited. The weighted average remaining contractual life of options outstanding under the Incentive Stock Plan as of December 31, 2000 was 6.9 years.

         During 2000 the Company issued 393,800 shares of restricted stock under the 1993 Incentive Stock Plan at a weighted average grant-date fair value of $4,185. The restricted stock, governed by the 2000 Restricted Stock Agreement, was issued to key employees to provide incentives that reward long-term growth and profitability of the Company. Of the 393,800 shares of restricted stock issued in 2000, 278,800 vest on July 10, 2010, however, up to 20% of the restricted stock may vest each year based upon achieving certain performance criteria adopted by the Compensation Committee. The remaining 115,000 shares of restricted stock vest monthly over a two year period beginning in April 2000 and continuing through March 2002. As of December 31, 2000, 366,152 shares of restricted stock were outstanding. The Company recorded $417, $193 and $116 related to stock based compensation under the Incentive Stock Plan for the years ended December 31, 2000, 1999 and 1998, respectively. The weighted average fair value of options granted under the Incentive Stock Plan for the years ended December 31, 2000 and 1998 was $88 and $10, respectively.

12.       Directors Stock Plan

          The Company maintains the JDN Realty Corporation 1993 Non-Employee Director Stock Option Plan (the "Directors Plan") which provides for the issuance of options to purchase shares of the Company's common stock or the granting of shares of common stock to members of the Company's Board of Directors who are not employees of the Company. The Directors Plan initially provided that 4,500 options be granted automatically to each non-employee director serving the Company on January 1 of each year. The exercise price of each option equaled the fair market value of the shares on the date of grant. The options expire 10 years from the date of grant and vest in the following manner: (1) one-third two years after the date of grant, (2) one-third three years after the date of grant, and (3) one-third four years after the date of grant. In November 1998, the Company amended the Directors Plan as follows with respect to future grants: (1) increased the number of options granted automatically, annually to 15,000 options to each non-employee director serving the Company on January 1 of each year; (2) changed the option vesting period to the following: (a) one-third six months after the date of grant, (b) one-third 18 months after the date of grant, and (c) one-third 30 months after the date of grant; and (3) provided for the awarding of $10 in value of common stock to each non-employee director on the first day of each calendar quarter beginning January 1, 1999. In August 2000, the Company amended the Directors Plan to reduce the amount of the quarterly stock award to $8.75.

          The following is a summary of option activity under the Directors
Plan:

                                                                                                           Weighted Average
                                                        Number of Shares           Option Price              Option Price
                                                       Underlying Options            Per Share                Per Share
-------------------------------------------------------------------------------------------------------------------------------
Options outstanding, January 1, 1998                                 58,500     $13.333 to $18.417              $15.571
       Granted                                                       18,000           $21.584                    21.584
       Exercised                                                     (3,000)          $13.333                    13.333
                                                     --------------------------------------------------------------------------
Options outstanding, December 31, 1998                               73,500     $13.333 to $21.584               17.135
       Granted                                                       75,000           $21.563                    21.563
       Exercised                                                     (1,500)          $18.417                    18.417
       Forfeited                                                    (22,500)    $18.417 to $21.584               21.147
                                                     --------------------------------------------------------------------------
Options outstanding, December 31, 1999                              124,500     $13.333 to $21.584               19.061
       Granted                                                       75,000           $16.130                    16.130
                                                     --------------------------------------------------------------------------
Options outstanding, December 31, 2000                              199,500     $13.333 to $21.584              $17.959
                                                     ==========================================================================
Options exercisable, December 31, 2000                              116,000     $13.333 to $21.584              $17.828
                                                     ==========================================================================

          As of December 31, 2000, 239,433 shares were available for award under the Directors Plan in any combination of options or shares of common stock. The weighted average remaining contractual life of options outstanding under the Directors Plan as of December 31, 2000 was 7.4 years. The Company recorded $175 and $190 related to stock based compensation under the Directors Plan for the years ended December 31, 2000 and 1999, respectively. The weighted average fair value of options granted under the Directors Plan for the years ended December 31, 2000, 1999 and 1998 was $12, $97 and $19, respectively.

          In February 2001, the Company made a one-time grant of an additional 30,000 options under the Directors Plan to each of the four non-employee directors at an exercise price of $12.17 per share.

13.       Pro Forma Disclosures on Stock Based Compensation

          Pro forma information regarding net income and earnings per share is required by SFAS No. 123 using an acceptable fair value method for all stock based compensation granted by the Company subsequent to December 31, 1994. The Company estimated the fair value for this stock based compensation at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998: risk-free interest rate of 5.74% 4.57%, and 5.71%, respectively; dividend yield of 12.71%, 7.33% and 7.24%, respectively; volatility factor of the expected market price of the Company's common stock of 0.27, 0.17, and 0.16, respectively; and a weighted-average expected life of the options of 4, 5 and 5 years, respectively.

          Option valuation models used under SFAS 123 were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

          For purposes of pro forma disclosures, the estimated fair value of stock based compensation is amortized to expense over the applicable vesting periods. On a pro forma basis, assuming that the Company utilized the fair value method of accounting for stock based compensation, net income and net income per share information was as follows:

                                                                         Years Ended December 31,
                                                                     2000          1999          1998
                                                              --------------------------------------------
Net income                                                        $ 25,067       $52,135       $39,400
Net income attributable to common shareholders                      20,379        47,447        38,059
Net income attributable to common shareholders per share:
      Basic                                                         $ 0.63        $ 1.43        $ 1.24
      Diluted                                                         0.63          1.41          1.22

14.       Employee Stock Purchase Plan

          The Company suspended the JDN Realty Corporation 1995 Employee Stock Purchase Plan (the "ESPP") in 2000 which was intended to qualify as an "Employee Stock Purchase Plan" within the meaning of Section 423 of the Code. The ESPP authorized the sale of up to 150,000 shares of common stock to eligible employees of the Company at a 15% discount from the market price. During 1999 and 1998, the Company issued 2,158, and 1,755 shares, respectively, under the ESPP.

15.       Dividend Reinvestment and Stock Purchase Plan

          The Company previously established the JDN Realty Corporation Dividend Reinvestment and Stock Purchase Plan (the "DRIP"). The DRIP allowed shareholders to automatically reinvest cash dividends in and make optional cash purchases of shares of the Company's common stock. As of December 31, 1999, 31,786 shares had been issued under the DRIP and 718,214 were reserved for issuance. In 2000, the DRIP was suspended.

16.       Common Stock Repurchase Program

          On November 9, 1999, the Company announced a program which provided for the repurchase of up to 3.0 million of its outstanding common shares. Through December 31, 2000, the Company had repurchased 872,200 shares at an average price of approximately $15.84 per share for a total of $13,812. As of December 31, 2000, the Company has discontinued this repurchase program.

17.      Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                      Years Ended December 31,
                                                                  2000           1999          1998
                                                            --------------------------------------------
Numerator:
     Net Income                                                  $ 23,497       $ 53,051      $ 40,680
     Dividends to preferred shareholders                           (4,688)        (4,688)       (1,341)
                                                            --------------------------------------------
     Net income attributable to common shareholders              $ 18,809       $ 48,363      $ 39,339
                                                            ============================================
Denominator (in thousands):
     Weighted-average shares outstanding                           32,829         33,426        30,788
     Unvested restricted stock outstanding                           (456)          (300)          (87)
                                                            --------------------------------------------
     Denominator for basic earnings per share                      32,373         33,126        30,701
     Dilutive effect of stock options and unvested
          restricted stock                                             56            442           527
                                                            --------------------------------------------
     Denominator for diluted earnings per share                    32,429         33,568        31,228
                                                            ============================================

Net income per common share:
     Basic                                                       $   0.58       $   1.46      $   1.28
                                                            ============================================
     Diluted                                                     $   0.58       $   1.44      $   1.26
                                                            ============================================

         The Company is the general partner in a limited partnership that issued limited partnership units initially valued at $3,000 in a limited partnership formed to own and operate a shopping center in Milwaukee, Wisconsin. Subject to certain conditions, the limited partnership units are exchangeable for cash or 139,535 shares of the Company's common stock. As of December 31, 2000, none of the limited partnership units have been exchanged for shares. Using the "if-converted" method, the dilutive effect of these units is immaterial.

18.      Commitments

         As of December 31, 2000, the Company guaranteed one loan of JDN Development in the amount of $3,348. The loan was secured by property owned by JDN Development and was satisfied in full in February, 2001. As of December 31, 2000, the Company had executed construction contracts on 16 of its development sites and had approximately $4,028 in costs remaining to be incurred under these contracts.

19.      Contingencies

         In February 2000, the Company announced that it had discovered undisclosed compensation arrangements with two executive officers of JDN Development, additional unauthorized benefits to these same two executive officers, and undisclosed related party transactions involving these two officers and the former Chairman and Chief Executive Officer of the Company. As a result of this discovery, a special committee of the Board of Directors was formed to, among other things, conduct an inquiry into these matters. As a result of the above investigation, the two executive officers of JDN Development, the Chairman and Chief Executive Officer of the Company and the Company's Chief Financial Officer resigned in 2000.

     Since the Company's announcement of the undisclosed transactions mentioned above, a number of lawsuits have been filed against the Company. One or more of these suits also names as defendants JDN Development and certain current and former officers and directors of JDN Development and/or the Company.

     Certain class actions filed in federal court allege violations of the federal securities laws asserting that by failing to report the undisclosed compensation, unauthorized benefits and related party transactions to the public in the Company's financial statements, public filings, and otherwise, the defendants made or participated in making material misstatements or omissions which caused the plaintiffs to purchase the Company's stock at artificially inflated prices. Included in the class actions is a lawsuit which names among the defendants certain underwriters involved in the preferred stock offering by the Company in 1998 (the "Preferred Stock Class Action"). The Preferred Stock Class Action raises allegations similar to those raised in the other class action cases, but it is based on purported misrepresentations or omissions in the Company's registration statement and prospectus in connection with the 1998 offering. The plaintiffs in these lawsuits seek compensatory damages of an indeterminate amount, interest, attorneys' fees, experts' fees and other costs and disbursements. On April 17, 2000, the federal court entered an order consolidating the various class actions in the United States District Court for the Northern District of Georgia ("Consolidated Class Actions"). On June 13, 2000, the federal court entered an order appointing Clarion-CRA Securities lead plaintiff and the law firm of Chitwood & Harley as lead plaintiff's counsel. On February 13, 2001, plaintiffs in the Preferred Stock Class Action purported to amend their complaint to add Waller, Lansden, Dortch & Davis, PLLC, the Company's securities counsel, as a defendant. The purported amendment was not filed by the lead plaintiff and the Company intends to file a motion to strike the purported amendment as improper.

     A class action lawsuit was also filed by the Company's shareholders against the Company, JDN Development, and four former officers and directors of these companies in the Superior Court of Fulton County, Georgia. The complaint contains substantially the same factual allegations asserted in the federal class actions, but purports to seek relief under state law for damages which these plaintiffs allege should have been paid to the class as dividends. The original complaint contained claims of common law fraud, conversion and purported violations of Georgia's Racketeer Influenced and Corrupt Organizations Act, but the fraud count has now been dropped by way of an amended complaint recently filed by the plaintiffs. The plaintiffs seek compensatory and punitive damages, attorneys' fees and expenses, interest and equitable relief. The case was removed to federal court, but has now been remanded back to Superior Court, where it is currently pending.

     Lawsuits have also been filed against the Company as a nominal defendant, as well as individual defendants J. Donald Nichols, Elizabeth L. Nichols, Craig Macnab, Philip G. Satre, William G. Byrnes, Haywood D. Cochrane, Jr., William B. Greene, Jeb L. Hughes, C. Sheldon Whittelsey, IV and William J. Kerley in the United States District Court for the Northern District of Georgia, Atlanta Division and in Fulton County Superior Court. Each of the named individuals are
current or former officers or directors of the Company or JDN Development.   A
similar suit has now been filed in State Court of Fulton County naming Ernst & Young, LLP, the Company's auditors, in addition to the above-referenced defendants. The plaintiffs purport to bring these suits as derivative actions. The complaints allege that the individual defendants, from 1994 through 1999, violated certain duties in connection with the previously undisclosed compensation arrangements. The complaints also allege claims for breach of fiduciary duty, abuse of control, waste of corporate assets, unjust enrichment and gross mismanagement. The plaintiffs, on behalf of the Company, seek injunctive relief, compensatory and punitive damages and disgorgement of all profits and gains by the individual defendants.

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

     The Company is also subject to a formal order of investigation initiated by the SEC as of August 2, 2000. Pursuant to this order, the Company has voluntarily provided certain documents and other information to the SEC regarding the compensation arrangements, unauthorized benefits and related party transactions mentioned above. By letter dated March 5, 2001, the SEC staff advised the Company that it intended to recommend that the SEC institute a proceeding against the Company.

The Company continues to cooperate fully with the SEC staff in order to resolve this matter as expeditiously as practicable. Management of the Company does not expect that the resolution of this matter will have a material adverse effect on the Company's business, financial condition or results of operation. However, the Company is unable to predict with certainty the timing or ultimate outcome of this matter.

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

20.  Related Party Transactions

     GeoSurvey, Ltd. Co. ("GeoSurvey"), which was 50% owned by two former executive officers of JDN Development and 50% owned by an unrelated third party, performs survey work for the Company. During the years ended December 31, 2000, 1999 and 1998, the Company paid for services provided by GeoSurvey in the amounts of $17, $18, and $11, respectively.

     Comm-Aviation, LLC ("Comm-Aviation"), which was 99% owned by J. Donald Nichols, the Company's former Chief Executive Officer, provided charter flight service to the Company. During the years ended December 31, 2000, 1999 and 1998, the Company paid for services provided by Comm-Aviation in the amounts of $47, $126 and $208, respectively.

     Lightyear Holdings, Inc. (formerly Unidial Holdings, Inc.) ("Lightyear"), which was 31% owned by Mr. Nichols through June 2, 2000, provides telecommunication services to the Company. Craig Macnab, a member of the Company's Board of Directors and the Company's current Chief Executive Officer, was also a board member of Lightyear from August 1996 until April 2000. During the years ended December 31, 2000, 1999, and 1998, the Company paid for services provided by Lightyear in the amounts of $37, $49, and $41, respectively.

     JDN Development paid additional amounts to these same companies in these years.

21.  Subsequent Events

     During 2001, the Company sold three of its shopping center properties containing 253,500 square feet to three third-party purchasers for approximately $22,093.

     Recent legislation amending the tax laws applicable to REITs permitted a change in the ownership structure of JDN Development. Effective January 1, 2001, the Company affected this change by acquiring 100% of the ownership of JDN Development. As a result of the stock acquisition, the Company has changed its accounting for JDN Development from the equity method to the consolidated method effective January 1, 2001. In addition, the Company and JDN Development elected taxable REIT subsidiary status for federal income tax purposes for JDN Development.

         In conjunction with the closing of the 2001 Credit Agreement, the Company entered into an interest rate swap agreement at a strike price of 4.62% on $150,000 of the Company's indebtedness. The swap will expire on December 31, 2002.

22.      Quarterly Financial Information (Unaudited)

         The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2000 and 1999:

                                                                                         Quarters
                                                                      First       Second       Third      Fourth
--------------------------------------------------------------------------------------------------------------------
2000:
Revenues                                                             $ 26,156    $ 26,276     $ 27,795   $  25,823
Net income (loss)                                                      14,059      10,604       12,023     (13,188)
Net income (loss) attributable to common shareholders                  12,887       9,432       10,851     (14,360)

Income (loss) per common share:

    Basic                                                              $ 0.40      $ 0.29       $ 0.34   $   (0.44)
    Diluted                                                              0.40        0.29         0.34       (0.44)

1999:
Revenues                                                             $ 25,690    $ 25,940     $ 26,656   $   27,952
Net income                                                             11,932      12,099       18,601       10,419
Net income attributable to common shareholders                         10,760      10,927       17,429        9,247

Income per common share:
    Basic                                                            $   0.33    $   0.33     $   0.53   $     0.28
    Diluted                                                              0.32        0.32         0.52         0.28

         Fourth Quarter net income was impacted by special charges, which include impairment charges related to both operating and non-operating real estate assets on the Company and JDN Development, and a charge to earnings to create a valuation allowance on deferred tax assets recorded at JDN Development. Impairment charges amounted to $19,794 or $0.61 per share. The valuation allowance on the deferred tax asset at JDN Development amounted to $5,346 or $0.16 per share.

                        Report of Independent Auditors

Shareholders and Board of Directors
JDN Realty Corporation

     We have audited the accompanying consolidated balance sheets of JDN Realty Corporation as of December 31, 2000 and 1999 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JDN Realty Corporation at December 31, 2000 and 1999 and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                    ERNST & YOUNG LLP



Atlanta, Georgia
March 29, 2001

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             JDN REALTY CORPORATION

                                 (In thousands)

---------------------------------------------------------------------------------------------------------------------------------
            COL. A                        COL. B                           COL. C                      COL. D         COL. E
---------------------------------------------------------------------------------------------------------------------------------
                                                                          Additions
                                                         -----------------------------------------
                                   Balance at Beginning     Charges to Costs    Charged to Other     Deductions-  Balance at End
          Description                   of Period            and Expenses      Accounts - Describe   Describe       of Period
---------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000:
 Deduct from asset accounts:
 Allowance for Doubtful Accounts           $714                        $496                              $478 (1)          $732
                                 ==============             ===============                    ==============    ===============

Year ended December 31, 1999:
 Deduct from asset accounts:
 Allowance for Doubtful Accounts           $667                        $646                              $599 (1)          $714
                                 ==============             ===============                    ==============    ===============

Year ended December 31, 1998:
 Deduct from asset accounts:
 Allowance for Doubtful Accounts           $719                        $386                              $438 (1)          $667
                                 ==============             ===============                    ==============    ===============

(1)  Write-off of uncollectible rents receivable.

            Schedule III - Real Estate and Accumulated Depreciation
                            JDN Realty Corporation
                               December 31, 2000
                                (In thousands)

------------------------------------------------------------------------------------------------------------------------------------
           COL. A                           COL. B                  COL. C                COL. D                 COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     Cost Capitalized
                                                                                      Subsequent to        Gross Amount at which
                                                            Initial Cost to Company    Acquisition       Carried at close of Period
                                                          -------------------------- ----------------- -----------------------------
                                                                      Buildings and                            Buildings and
Description                               Encumbrances       Land     Improvements    Improvements      Land   Improvements   Total
------------------------------------------------------------------------------------------------------------------------------------
Operating Property
------------------
Southland Plaza (Decatur, AL)             $   4,061      $  1,013     $   5,802        $    250      $   1,013  $   6,052   $ 7,065

East Side Plaza (Gadsden, AL)                     -           130             -           2,361            130      2,361     2,491

Pepperell Corners (Opelika, AL)               9,063         2,062        11,676             149          2,062     11,825    13,887

Pepperell Corners, Phase II (Opelika, AL)     1,050           744         1,628             (33)           744      1,595     2,339

Lowe's (Opelika, AL)                          5,364         2,600         7,027             218          2,600      7,245     9,845

Trotter's Ridge (Scottsboro, AL)              1,610           581         3,068              77            581      3,145     3,726

University Hills  (Denver, CO)               21,627        15,272        17,017           6,082         15,272     23,099    38,371

Brandon Lake Village (Brandon, FL)                -         3,627         7,110           1,414          3,627      8,524    12,151

Publix (Brandon, FL)                          4,601         1,721         3,418             117          1,721      3,535     5,256

Golden Corral (Bradenton, FL)                     -           883         1,283              10            883      1,293     2,176

White Sands (Fort Walton, FL)                     -           452             -           1,162            452      1,162     1,614

Gulf Breeze Marketplace (Gulf Breeze, FL)         -           830             -           2,953            830      2,953     3,783

Ocala West Shopping Center (Ocala, FL)            -           839         4,920             229            839      5,149     5,988

Capital West (Tallahassee, FL)                3,602         2,040             -           4,877          2,040      4,877     6,917

Lowe's (Alpharetta, GA)                      13,265         5,366         6,800             631          4,466      7,431    11,897

Athens East (Athens, GA)                          -           102         2,690               -            102      2,690     2,792

Lowe's (Buford, GA)                               -         5,369        19,555         (11,465)         1,971      8,090    10,061

Riverplace (Canton, GA)                       4,221         2,857         4,478           1,887          2,857      6,365     9,222

River Pointe (Canton, GA)                     1,288           370         2,301             219            361      2,520     2,881

Felton's Crossing (Cartersville, GA)              -           177             -           7,001            177      7,001     7,178

------------------------------------------------------------------------------------------------------------------------------------
                                                COL. F          COL. G          COL. H                    COL. I
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                    Life on which depreciation in
                                             Accumulated       Date of                               latest income statements is
Description                                 Depreciation     Construction    Date Acquired                   computed
------------------------------------------------------------------------------------------------------------------------------------
Operating Property
------------------
Southland Plaza (Decatur, AL)                  $   763           1965            1996               Building 31.5 years (1)
                                                                                                    Sign 20 years (2)
East Side Plaza (Gadsden, AL)                    1,262           1979            1980               Building 31.5 years (1)

Pepperell Corners (Opelika, AL)                  2,540           1993            1994               Building 31.5 years (1)

Pepperell Corners, Phase II (Opelika, AL)          294           1995            1995               Building 31.5 years (1)

Lowe's (Opelika, AL)                               322           1999            1999               Building 31.5 years (1)

Trotter's Ridge (Scottsboro, AL)                   125           1999            1999               Building 31.5 years (1)

University Hills  (Denver, CO)                   3,897           1997            1998               Building 31.5 years (1)
                                                                                                    Sign 20 years (2)
Brandon Lake Village (Brandon, FL)                 599           1997            1998               Building 31.5 years (1)

Publix (Brandon, FL)                               210           1999            1999               Building 31.5 years (1)

Golden Corral (Bradenton, FL)                       44           1999            1999               Building 31.5 years (1)

White Sands (Fort Walton, FL)                      453           1986            1985               Building 31.5 years (1)
                                                                                                    Sign 20 years (2)
Gulf Breeze Marketplace (Gulf Breeze, FL)          106           1998            1998               Building 31.5 years (1)

Ocala West Shopping Center (Ocala, FL)             531           1984            1997               Building 31.5 years (1)

Capital West (Tallahassee, FL)                   1,625           1990            1989               Building 31.5 years (1)
                                                                                                    Sign 20 years (2)
Lowe's (Alpharetta, GA)                            547           1998            1998               Building 31.5 years (1)

Athens East (Athens, GA)                            63           2000            2000               Building 31.5 years (1)

Lowe's (Buford, GA)                                523           1998            1998               Building 31.5 years (1)

Riverplace (Canton, GA)                          1,611           1983            1983               Building 31.5 years (1)

River Pointe (Canton, GA)                          345           1996            1996               Building 31.5 years (1)

Felton's Crossing (Cartersville, GA)             1,728           1984            1983               Building 31.5 years (1)
                                                                                                    Sign 20 years (2)

            Schedule III - Real Estate and Accumulated Depreciation
                            JDN Realty Corporation
                               December 31, 2000
                                (In thousands)

-----------------------------------------------------------------------------------------------------------------
                 COL. A                                   COL. B                     COL. C
-----------------------------------------------------------------------------------------------------------------

                                                                                                 Cost Capitalized
                                                                                                   Subsequent to
                                                                      Initial Cost to Company       Acquisition
                                                                      -------------------------------------------

                                                                                Buildings and
                                                       Encumbrances    Land      Improvements
-----------------------------------------------------------------------------------------------------------------
Operating Property:
-------------------
  Chamblee Plaza (Chamblee, GA)                                -       1,698         9,913                578

  Bradley Park Crossing (Columbus, GA)                     3,950       2,015         7,622                155

  Cumming Marketplace (Cumming, GA)                        9,538       6,963        15,250              4,403

  Pinetree Village (Cumming, GA)                               -         648         1,707              1,608

  Douglasville Marketplace (Douglasville, GA)                  -       2,511             -              5,768

  Dodge County (Eastman, GA)                               1,762         172             -              2,755

  Banks Station (Fayetteville, GA)                             -       1,522         9,603             (1,196)

  Bruno's Plaza (Ft. Oglethorpe, GA)                       5,842       1,092         6,193                172

  Ellis Crossing (Griffin, GA)                                 -         302             -              2,487

  Fayetteville - Specialty Shops (Fayetteville, GA)            -       1,231         2,122                  -

  North Main Street (Lafayette, GA)                        2,590         123             -              4,455

  LaGrange Wal-Mart (LaGrange, GA)                             -         183             -              1,420

  CVS (Lawrenceville, GA)                                    402         925         1,138                 59

  Five Forks Village (Lawrenceville, GA)                   2,942       1,245         7,065                156

  Lawrenceville Town Center (Lawrenceville, GA)           12,787       3,563        17,037             (2,792)

  Five Forks Crossing (Lilburn, GA)                        2,442         930         5,287                 42

  Pleasant Hill Lowe's (Lilburn, GA)                      12,420       3,643         6,413                281

  Midway Plaza (Loganville, GA)                            3,618       1,356         6,400                109

  K-Mart (Macon, GA)                                           -         998         5,515                  -

  Beacon Heights (Madison, GA)                                 -         549             -              3,552

                                                       ------------------------------------------------------------------
                                                                              COL. E                          COL. F
                                                       --------------------------------------------------

                                                        Gross Amount at which Carried at close of Period

                                                                          Buildings and                     Accumulated
                                                            Land           Improvements        Total       Depreciation
                                                       ------------------------------------------------------------------
Operating Property:
-------------------
  Chamblee Plaza (Chamblee, GA)                             1,698              10,491          12,189            832

  Bradley Park Crossing (Columbus, GA)                      2,014               7,777           9,791            374

  Cumming Marketplace (Cumming, GA)                         5,010              19,653          24,663            722

  Pinetree Village (Cumming, GA)                            1,243               3,315           4,558             98

  Douglasville Marketplace (Douglasville, GA)               6,339               5,768          12,107             15

  Dodge County (Eastman, GA)                                  180               2,755           2,935            787

  Banks Station (Fayetteville, GA)                          1,253               8,407           9,660          2,168

  Bruno's Plaza (Ft. Oglethorpe, GA)                        1,092               6,365           7,457          1,272

  Ellis Crossing (Griffin, GA)                                302               2,487           2,789          1,150

  Fayetteville - Specialty Shops (Fayetteville, GA)         1,231               2,122           3,353             63

  North Main Street (Lafayette, GA)                           123               4,455           4,578          1,149

  LaGrange Wal-Mart (LaGrange, GA)                            183               1,420           1,603            738

  CVS (Lawrenceville, GA)                                     925               1,197           2,122             76

  Five Forks Village (Lawrenceville, GA)                    1,245               7,221           8,466          1,549

  Lawrenceville Town Center (Lawrenceville, GA)             2,984              14,245          17,229          3,812

  Five Forks Crossing (Lilburn, GA)                           930               5,329           6,259          1,145

  Pleasant Hill Lowe's (Lilburn, GA)                        3,556               6,694          10,250            522

  Midway Plaza (Loganville, GA)                             1,356               6,509           7,865          1,030

  K-Mart (Macon, GA)                                          869               5,515           6,384            336

  Beacon Heights (Madison, GA)                                417               3,552           3,969          1,540

                                                       -------------------------------------------------------------
                                                           COL. G        COL. H                 COL. I
                                                       -------------------------------------------------------------




                                                                                      Life on which depreciation in
                                                           Date of                     latest income statements is
                                                        Construction  Date Acquired             computed
                                                       -------------------------------------------------------------
Operating Property:
-------------------
  Chamblee Plaza (Chamblee, GA)                              1976          1998       Building 31.5 years (1)

  Bradley Park Crossing (Columbus, GA)                       1999          1999       Building 31.5 years (1)

  Cumming Marketplace (Cumming, GA)                          1997          1997       Building 31.5 years (1)
                                                                                      Sign 20 years (2)
  Pinetree Village (Cumming, GA)                             1999          1999       Building 31.5 years (1)

  Douglasville Marketplace (Douglasville, GA)                1999          1999       Building 31.5 years (1)

  Dodge County (Eastman, GA)                                 1990          1986       Building 31.5 years (1)
                                                                                      Sign 20 years (2)
  Banks Station (Fayetteville, GA)                           1990          1994       Building 31.5 years (1)

  Bruno's Plaza (Ft. Oglethorpe, GA)                         1973          1994       Building 31.5 years (1)

  Ellis Crossing (Griffin, GA)                               1986          1985       Building 31.5 years (1)
                                                                                      Sign 20 years (2)
  Fayetteville - Specialty Shops (Fayetteville, GA)          2000          2000       Building 31.5 years (1)

  North Main Street (Lafayette, GA)                          1990          1988       Building 31.5 years (1)
                                                                                      Sign 20 years (2)
  LaGrange Wal-Mart (LaGrange, GA)                           1984          1983       Building 31.5 years (1)

  CVS (Lawrenceville, GA)                                    1998          1998       Building 31.5 years (1)

  Five Forks Village (Lawrenceville, GA)                     1990          1994       Building 31.5 years (1)

  Lawrenceville Town Center (Lawrenceville, GA)              1989          1994       Building 31.5 years (1)

  Five Forks Crossing (Lilburn, GA)                          1990          1994       Building 31.5 years (1)

  Pleasant Hill Lowe's (Lilburn, GA)                         1997          1997       Building 31.5 years (1)

  Midway Plaza (Loganville, GA)                              1995          1997       Building 31.5 years (1)

  K-Mart (Macon, GA)                                         1999          1999       Building 31.5 years (1)

  Beacon Heights (Madison, GA)                               1989          1987       Building 31.5 years (1)
                                                                                      Sign 20 years (2)

            Schedule III - Real Estate and Accumulated Depreciation
                            JDN Realty Corporation
                               December 31,2000
                                (In thousands)

-----------------------------------------------------------------------------------------------------------------------------------
           COL. A                                COL. B               COL. C              COL. D                   COL. E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     Cost Capitalized
                                                                                       Subsequent to       Gross Amount at which
                                                            Initial Cost to Company     Acquisition     Carried at close of Period
                                                            -----------------------------------------------------------------------
                                                                      Buildings and                           Buildings and
                                              Encumbrances   Land      Improvements     Improvements    Land   Improvements   Total
-----------------------------------------------------------------------------------------------------------------------------------
Operating Property:
-------------------
  Garrison Ridge Xing (Marietta, GA)                10,746     3,587          8,440               10   3,412          8,450  11,862

  Applebee's (McDonough, GA)                             -       341            674                7     341            681   1,022

  Newnan Crossing (Newnan, GA)                       5,169     3,750         17,745           (9,942)  2,180          7,803   9,983

  Peachtree City Marketplace (Peachtree GA)          1,441       772          1,242            2,473   1,150          3,715   4,865

  Pike's Nursery (Peachtree City, GA)                    -     1,008          1,004               (1)  1,008          1,003   2,011

  Merchant Square (Riverdale, GA)                        -       191              -            1,372     191          1,372   1,563

  Freeway Junction (Stockbridge, GA)                 5,376       979          5,550              238     979          5,788   6,767

  Pike's Nurseries (Stockbridge, GA)                     -       963          1,039               44     963          1,083   2,046

  Lowe's (Stone Mountain, GA)                        4,260     3,186          7,882              (25)  3,307          7,857  11,164

  Noble Farm Plaza (Suwanee, GA)                     1,722     1,540          3,389              784   1,540          4,173   5,713

  Cofer Crossing (Tucker, GA)                        5,037     5,046          1,167            4,252   5,421          5,419  10,840

  Shannon Square (Union City, GA)                    3,303       195              -            4,347     195          4,347   4,542

  Warner Robins Place (Warner Robins, GA)                -       203            907            3,505     541          4,412   4,953

  Pike's Nursery (Woodstock, GA)                         -     1,323          1,102                -   1,323          1,102   2,425

  Woodstock Place (Woodstock, GA)                    5,646     1,692              -            7,778   1,292          7,778   9,070

  Woodstock Project (Woodstock, GA)                 11,679     3,738          7,210             (104)  3,843          7,106  10,949

  North Ridge Shopping Center (Davenport, IA)            -       741          2,324            8,868   2,159         11,192  13,351

  Decatur Marketplace (Decatur, IL)                      -       289          2,609              211     289          2,820   3,109

  Suttons North Plaza (Topeka, KS)                       -       270          1,660            1,728     270          3,388   3,658

  North Park Marketplace (Lexington, KY)                 -       243              -            1,662     722          1,662   2,384

-----------------------------------------------------------------------------------------------------------------------------------
                                                COL. F             COL. G              COL. H                   COL. I
-----------------------------------------------------------------------------------------------------------------------------------



                                                                                                     Life on which depreciation in
                                              Accumulated          Date of                            latest income statements is
                                              Depreciation        Construction       Date Acquired               computed
-----------------------------------------------------------------------------------------------------------------------------------
Operating Property:
-------------------
  Garrison Ridge Xing (Marietta, GA)                   801            1997                1997        Building 31.5 years (1)
                                                                                                      Sign 20 years (2)
  Applebee's (McDonough, GA)                            30            1999                1999        Building 31.5 years (1)

  Newnan Crossing (Newnan, GA)                       1,191            1995                1995        Building 31.5 years (1)
                                                                                                      Sign 20 years (2)
  Peachtree City Marketplace (Peachtree GA)            113            1999                1999        Building 31.5 years (1)

  Pike's Nursery (Peachtree City, GA)                  112            1997                1997        Building 31.5 years (1)

  Merchant Square (Riverdale, GA)                      489            1989                1989        Building 31.5 years (1)

  Freeway Junction (Stockbridge, GA)                 1,104            1988                1994        Building 31.5 years (1)

  Pike's Nurseries (Stockbridge, GA)                   119            1997                1997        Building 31.5 years (1)

  Lowe's (Stone Mountain, GA)                          318            1999                1999        Building 31.5 years (1)

  Noble Farm Plaza (Suwanee, GA)                       321            1997                1997        Building 31.5 years (1)

  Cofer Crossing (Tucker, GA)                          292            1998                1998        Building 31.5 years (1)

  Shannon Square (Union City, GA)                    1,757            1986                1984        Building 31.5 years (1)
                                                                                                      Sign 20 years (2)
  Warner Robins Place (Warner Robins, GA)              146            1997                1997        Building 31.5 years (1)

  Pike's Nursery (Woodstock, GA)                       128            1997                1997        Building 31.5 years (1)

  Woodstock Place (Woodstock, GA)                    1,591            1985                1982        Building 31.5 years (1)
                                                                                                      Sign 20 years (2)
  Woodstock Project (Woodstock, GA)                    688            1997                1997        Building 31.5 years (1)

  North Ridge Shopping Center (Davenport, IA)          190            1999                1999        Building 31.5 years (1)

  Decatur Marketplace (Decatur, IL)                     88            1999                1999        Building 31.5 years (1)

  Suttons North Plaza (Topeka, KS)                     301            1976                1997        Building 31.5 years (1)

  North Park Marketplace (Lexington, KY)                29            1999                1999        Building 31.5 years (1)

            Schedule III- Real Estate and Accumulated Depreciation
                            JDN Realty Corporation
                               December 31, 2000
                                (In thousands)

------------------------------------------------------------------------------------------------------------------------------------
      COL.A                               COL. B               COL. C              COL. D                   COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                                Cost Capitalized
                                                                                  Subsequent to          Gross Amount at
                                                       Initial Cost to Company     Acquisition     which Carried at close of Period
                                                       ----------------------------------------------------------------------------
                                                                  Buildings and                           Buildings and
Description                              Encumbrances    Land     Improvements     Improvements  Land     Improvements     Total
------------------------------------------------------------------------------------------------------------------------------------
Operating Property:
------------------
South Farm Marketplace (Lexington, KY)            -       4,785            298            (97)    4,785        201           4,986

Carriage Gate (Richmond, KY)                  5,990       1,398          7,994             19     1,398      8,013           9,411

Junction S/C (Jackson, MS)                    6,696       1,361          7,858             91     1,361      7,949           9,310

Metro Station (Jackson, MS)                       -         521          3,382         (1,089)      296      2,293           2,589

Oxford (Oxford, MS)                               -       1,809              1              -     1,809          1           1,810

Crosscreek Shopping Center (Tupelo, MS)           -         754              -          4,059     1,203      4,059           5,262

River Hills S/C (Asheville, NC)               6,175       3,125         13,376            529     3,125     13,905          17,030

Cross Pointe Centre (Fayetteville, NC)        8,106       1,931         10,840            537     1,931     11,377          13,308

Lawndale Crossing (Greensboro, NC)            2,930       3,483              -          6,228     5,418      6,228          11,646

East Ridge Crossing (Hendersonville, NC)      6,777           -              -          4,372         -      4,372           4,372

Lumberton - Lowe's (Lumberton, NC)                -         506              -              -       506          -             506

Jeffries Crossing (Rocky Mount, NC)           2,700         334          3,400          1,623       466      5,023           5,489

Kester Mill Village (Winston-Salem, NC)           -         814          2,122           (627)      685      1,495           2,180

Tri-State Plaza (Burlington, OH)              5,263       1,563          6,210            213     1,363      6,423           7,786

Gallipolis Marketplace (Gallipolis, OH)           -       1,405         10,587         (8,831)      393      1,756           2,149

Township Marketplace (Monaca, PA)             9,164       5,177         10,105          4,735     5,566     14,840          20,406

Ashley Crossing (Charleston, SC)              7,779       1,459         10,354            205     1,459     10,559          12,018

Kelley Corners (Lake City, SC)                    -         415          5,310         (5,310)        -          -               -

Merchants Walk (Sumter, SC)                       -         130              -            799       130        799             929

Millcreek Commons (Antioch, TN)               2,045         531          3,092             42       531      3,134           3,665

------------------------------------------------------------------------------------------------------------------------------------
                                           COL. F            COL. G          COL. H                     COL. I
------------------------------------------------------------------------------------------------------------------------------------


                                                                                             Life on which depreciation in
                                           Accumulated       Date of                         latest income statements is
Description                                Depreciation    Construction    Date Acquired              computed
------------------------------------------------------------------------------------------------------------------------------------
Operating Property:
------------------
South Farm Marketplace (Lexington, KY)              6          1998              1998       Building 31.5 years (1)

Carriage Gate (Richmond, KY)                    1,611          1992              1994       Building 31.5 years (1)
                                                                                            Sign 20 years (2)

Junction S/C (Jackson, MS)                        964          1996              1997       Building 31.5 years (1)

Metro Station (Jackson, MS)                       274          1997              1998       Building 31.5 years (1)

Oxford (Oxford, MS)                                 -          2000              2000       Building 31.5 years (1)

Crosscreek Shopping Center (Tupelo, MS)            20          1999              1999       Building 31.5 years (1)

River Hills S/C (Asheville, NC)                 1,651          1996              1997       Building 31.5 years (1)
                                                                                            Sign 20 years (2)

Cross Pointe Centre (Fayetteville, NC)          1,009          1985              1998       Building 31.5 years (1)

Lawndale Crossing (Greensboro, NC)                119          1999              1999       Building 31.5 years (1)

East Ridge Crossing (Hendersonville, NC)        1,610          1988              1988       Building 31.5 years (1)
                                                                                            Sign 20 years (2)

Lumberton - Lowe's (Lumberton, NC)                  -          2000              2000       Building 31.5 years (1)

Jeffries Crossing (Rocky Mount, NC)               183          1999              1999       Building 31.5 years (1)

Kester Mill Village (Winston-Salem, NC)           125          1999              1999       Building 31.5 years (1)

Tri-State Plaza (Burlington, OH)                1,182          1995              1995       Building 31.5 years (1)
                                                                                            Sign 20 years (2)

Gallipolis Marketplace (Gallipolis, OH)           116          1998              1998       Building 31.5 years (1)

Township Marketplace (Monaca, PA)               1,142          1997              1997       Building 31.5 years (1)

Ashley Crossing (Charleston, SC)                2,275          1991              1994       Building 31.5 years (1)
                                                                                            Sign 20 years (2)

Kelley Corners (Lake City, SC)                      -          1991              1994       Building 31.5 years (1)
                                                                                            Sign 20 years (2)

Merchants Walk (Sumter, SC)                       368          1987              1986       Building 31.5 years (1)
                                                                                            Sign 20 years (2)

Millcreek Commons (Antioch, TN)                   272          1990              1998       Building 31.5 years (1)

            Schedule III - Real Estate and Accumulated Depreciation
                            JDN Realty Corporation
                               December 31, 2000
                                (In thousands)

------------------------------------------------------------------------------------------------------------------------------------
              COL. A                              COL. B        COL. C                 COL. D                    COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Cost Capitalized          Gross Amount at
                                                                                     Subsequent to       which Carried at close
                                                          Initial Cost to Company     Acquisition              of Period
                                                          -----------------------  -------------------------------------------------

                                                                   Buildings and                            Buildings and
Description                                   Encumbrances  Land   Improvements      Improvements   Land    Improvements      Total
------------------------------------------------------------------------------------------------------------------------------------
Operating Property:
------------------
  Overlook at Hamilton Place (Chattanooga, TN)     7,087    1,595      12,725               211    1,595         12,936      14,531

  Columbia Square (Columbia, TN)                   2,277      673       3,859                30      673          3,889       4,562

  Farragut Pointe (Farragut, TN)                   2,830      731       4,165                30      731          4,195       4,926

  Alexander Plaza (Franklin, TN)                       -       24           -               491       24            491         515

  Battlewood Shopping Center (Franklin, TN)        2,159      662       3,822               169      662          3,991       4,653

  Cool Springs (Franklin, TN)                          -      764          48                 -      764             48         812

  Northcreek Commons (Goodlettsville, TN)          2,805      743       4,311               243      743          4,554       5,297

  Lowe's (Hendersonville, TN)                     10,550    4,074       7,649                41    4,074          7,690      11,764

  Country Bridge (Memphis, TN)                     2,548      750       4,294               211      750          4,505       5,255

  Memorial Village (Murfreesboro, TN)              3,889      991       5,636               385      991          6,021       7,012

  Towne Center (Murfreesboro, TN)                  3,573    3,016       6,822             3,667    3,016         10,489      13,505

  The Marketplace (Nashville, TN)                  6,658    4,710      10,495            12,278    5,158         22,773      27,931

  MacArthur Marketplace (Irving, TX)               6,243    6,440      11,918             1,379    7,286         13,297      20,583

  Nacogdoches Marketplace (Nacogdoches, TX)        1,619      613       3,521               178      646          3,699       4,345

  Bermuda Square S/C (Chester, VA)                 3,841    1,302       7,534               549    1,302          8,083       9,385

  Candlers Station (Lynchburg, VA)                10,942    2,495      15,601            (2,408)   2,054         13,193      15,247

  Genito Crossing (Midlothian, VA)                 3,151      823       4,812                18      823          4,830       5,653

  Lexington Commons (Lexington, VA)                    -      882       4,548               927      882          5,475       6,357

  Tri-Rivers S/C (South Boston, VA)                    -      502       4,414               192      503          4,606       5,109

  Shoppers World (Brookfield, WI)                  6,280    1,989      12,025                53    1,989         12,078      14,067

------------------------------------------------------------------------------------------------------------------------
              COL. A                                 COL. F        COL. G      COL. H              COL. I
------------------------------------------------------------------------------------------------------------------------
                                                                                         Life on which depreciation in
                                                   Accumulated    Date of       Date       latest income statements
Description                                       Depreciation  Construction  Acquired             is computed
------------------------------------------------------------------------------------------------------------------------
Operating Property:
------------------
  Overlook at Hamilton Place (Chattanooga, TN)          2,757       1992        1994         Building 31.5 years (1)

  Columbia Square (Columbia, TN)                          779       1993        1994         Building 31.5 years (1)

  Farragut Pointe (Farragut, TN)                          904       1991        1994         Building 31.5 years (1)

  Alexander Plaza (Franklin, TN)                          116       1983        1983         Building 31.5 years (1)

  Battlewood Shopping Center (Franklin, TN)               336       1990        1998         Building 31.5 years (1)

  Cool Springs (Franklin, TN)                               -       2000        2000         Building 31.5 years (1)

  Northcreek Commons (Goodlettsville, TN)                 720       1987        1995         Building 31.5 years (1)
                                                                                             Sign 20 years (2)

  Lowe's (Hendersonville, TN)                             461       1999        1999         Building 31.5 years (1)

  Country Bridge (Memphis, TN)                            942       1993        1994         Building 31.5 years (1)

  Memorial Village (Murfreesboro, TN)                   1,169       1972        1994         Building 31.5 years (1)

  Towne Center (Murfreesboro, TN)                         703       1998        1998         Building 31.5 years (1)

  The Marketplace (Nashville, TN)                       1,081       1998        1998         Building 31.5 years (1)

  MacArthur Marketplace (Irving, TX)                      509       1999        1999         Building 31.5 years (1)

  Nacogdoches Marketplace (Nacogdoches, TX)               183       1999        1999         Building 31.5 years (1)

  Bermuda Square S/C (Chester, VA)                        820       1977        1997         Building 31.5 years (1)

  Candlers Station (Lynchburg, VA)                      1,266       1990        1998         Building 31.5 years (1)

  Genito Crossing (Midlothian, VA)                        502       1985        1997         Building 31.5 years (1)

  Lexington Commons (Lexington, VA)                     1,416       1989        1988         Building 31.5 years (1)
                                                                                             Sign 20 years (2)

  Tri-Rivers S/C (South Boston, VA)                       528       1989        1997         Building 31.5 years (1)
                                                                                             Sign 20 years (2)

  Shoppers World (Brookfield, WI)                       1,080       1967        1998         Building 31.5 years (1)

            Schedule III - Real Estate and Accumulated Depreciation
                            JDN Realty Corporation
                               December 31, 2000
                                (In thousands)

---------------------------------------------------------------------------------------------------------------------------------
      COL.A                                  COL. B             COL. C                 COL. D                   COL. E
----------------------------------------------------------------------------------------------------------------------------------
                                                                                   Cost Capitalized
                                                                                     Subsequent to    Gross Amount at which Carried
                                                        Initial Cost to Company       Acquisition          at close of Period
                                                        ---------------------------------------------------------------------------

                                                                    Buildings and                            Buildings and
Description                                Encumbrances    Land      Improvements    Improvements     Land    Improvements  Total
-----------------------------------------------------------------------------------------------------------------------------------
Operating Property:
------------------
Brown Deer Center (Brown Deer, WI)                7,170      1,790        10,230               85       1,791       10,315   12,106

Market Place of Brown Deer (Brown Deer, WI)       4,471      1,641         9,437                8       1,642        9,445   11,087

Point Loomis (Milwaukee, WI)                      5,302        912         5,331               88         912        5,419    6,331

West Allis Center (Milwaukee WI)                      -      2,479        14,885              178       2,479       15,063   17,542

Alabama Corporate                                     -          -             -             (533)        (94)        (533)    (627)

Atlanta Headquarters                                  -        495             -            6,292         495        6,292    6,787

JDN Realty Corporation (Atlanta, GA)                  -        362             -           (2,569)        250       (2,569)  (2,319)
-----------------------------------------------------------------------------------------------------------------------------------
                    Total Operating Property    339,444    181,720       526,993           99,049     181,370      626,042  807,412
                                             --------------------------------------------------------------------------------------

Land under Ground Lease
                                             --------------------------------------------------------------------------------------
  Charleston, South Carolina                          -        362             -                -         362            -      362
                                             --------------------------------------------------------------------------------------
              Total Land under Ground Lease           -        362             -                -         362            -      362
                                             --------------------------------------------------------------------------------------

Underdeveloped Land:
-------------------                          --------------------------------------------------------------------------------------
  Gadsden, Alabama                                    -         55             -                -          55            -       55
  Brandon, Florida                                    -      6,125             -                -       2,748            -    2,748
  Buford, Georgia                                     -      1,347             -                -       1,286            -    1,286
  Cartersville, Georgia                               -         86             -                -          86            -       86
  Eastman, Georgia                                    -         60             -                -          61            -       61
  Fayetteville, Georgia                               -        150             -                -         150            -      150
  Fayetteville - Specialty Shop                       -      3,281             -                -       3,281            -    3,281
  Franklin - Cool Springs                             -      3,190             -                -       3,190            -    3,190
  Greensboro - Lawndale Crossing                      -        696             -                -         696            -      696
  JDN Realty Corp                                     -          -             -                -        (376)           -     (376)
  Lafayette, Georgia                                  -         84             -                -          84            -       84
  Macon, Georgia                                      -        287             -                -         287            -      287
  Madison, Georgia                                    -         22             -                -          22            -       22
  Monaca                                              -      5,298             -                -       5,298            -    5,298
  Nashville                                           -      1,560             -                -       1,560            -    1,560
  Oxford                                              -        398             -                -         398            -      398
  Peachtree City                                      -        543             -                -         543            -      543
  Stone Mountain                                      -      5,828             -                -       5,828            -    5,828
  Tupelo                                              -        368             -                -         368            -      368
  Warner Robins, Georgia                              -        235             -                -         235            -      235
  Rockingham, North Carolina                          -        300             -                -         300            -      300
  Charleston, South Carolina                          -        179             -                -         179            -      179
  Murfreesboro, Tennessee                             -        357             -                -         367            -      367
  Lexington, Virginia                                 -        164             -                -          75            -       75
  Lynchburg, Virginia                                 -        250             -                -         200            -      200
                                  -------------------------------------------------------------------------------------------------
                                                      -     30,863             -                -      26,921            -   26,921
                                  -------------------------------------------------------------------------------------------------
                                  -------------------------------------------------------------------------------------------------
                                   Subtotal     339,444    212,945       526,993           99,049     208,653      626,042  834,695
                                  -------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
                                                     COL. F            COL. G     COL. H                    COL. I
------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Life on which depreciation in
                                                  Accumulated       Date of                       latest income statements is
Description                                      Depreciation    Construction   Date Acquired               computed
------------------------------------------------------------------------------------------------------------------------------
Operating Property
------------------
Brown Deer Center (Brown Deer, WI)                       924         1967             1998          Building 31.5 years (1)

Market Place of Brown Deer (Brown Deer, WI)              849         1989             1998          Building 31.5 years (1)

Point Loomis (Milwaukee, WI)                             484         1962             1998          Building 31.5 years (1)

West Allis Center (Milwaukee WI)                       1,346         1968             1998          Building 31.5 years (1)

Alabama Corporate                                          -         2000             2000          Building 31.5 years (1)

Atlanta Headquarters                                       -         1955             1997          Building 31.5 years (1)
                                                                                                    Sign 20 years (2)
JDN Realty Corporation (Atlanta, GA)                     537         1999             1999          Building 31.5 years (1)
------------------------------------------------------------------------------------------------------------------------------
          Total Operating Property                    80,113
                                                  ----------

                                                  ----------
Land under Ground Lease
   Charleston, South Carolina                              -
                                                  ----------
                    Total Land under Ground Lease          -
                                                  ----------


Underdeveloped Land:
-------------------
  Gadsden, Alabama                                         -
  Brandon, Florida                                         -
  Buford, Georgia                                          -
  Cartersville, Georgia                                    -
  Eastman, Georgia                                         -
  Fayetteville, Georgia                                    -
  Fayetteville - Specialty Shop                            -
  Franklin - Cool Springs                                  -
  Greensboro - Lawndale Crossing                           -
  JDN Realty Corp                                          -
  Lafayette, Georgia                                       -
  Macon, Georgia                                           -
  Madison, Georgia                                         -
  Monaca                                                   -
  Nashville                                                -
  Oxford                                                   -
  Peachtree City                                           -
  Stone Mountain                                           -
  Tupelo                                                   -
  Warner Robins, Georgia                                   -
  Rockingham, North Carolina                               -
  Charleston, South Carolina                               -
  Murfreesboro, Tennessee                                  -
  Lexington, Virginia                                      -
  Lynchburg, Virginia                                      -
                                                  ----------
                                                           -
                                                  ----------

                                                  ----------
                                       Subtotal       80,113
                                                  ----------

            Schedule III- Real Estate and Accumulated Depreciation
                            JDN Realty Corporation
                               December 31, 2000
                                 (In thousands)

------------------------------------------------------------------------------------------------------------------------------------
 COL. A                         COL. B               COL. C                COL. D                 COL. E                  COL. F
------------------------------------------------------------------------------------------------------------------------------------

                                                                         Cost Capitalize     Gross Amount at which
                                                                         Subsequent to            Carried at
                                               Initial Cost to Company   Acquisition           close of Period
                             ---------------------------------------------------------------------------------------

                                                          Buildings and                             Buildings           Accumulated
Description                  Encumbrance       Land       Improvements        Improvements    Land Improvements Total   Depreciation
------------------------------------------------------------------------------------------------------------------------------------
Property under Development
--------------------------
Early Acquisition Cost               -             -                 67               -           -         67       67         -
Fayetteville, AR                     -         2,685              1,718               -       2,685      1,718    4,403         -
Irving, TX                           -         2,548              2,070               -       2,548      2,070    4,618         -
Greensboro North, NC                 -           174                775               -         174        775      949         -
McDonough, GA                        -         1,253                301               -       1,253        301    1,554         -
Turner Hill, GA                      -         3,619                660               -       3,619        660    4,279         -
Brandon Publix, FL                   -         2,045              2,143               -       2,045      2,143    4,188         -
Lexington S. Farm, KY                -           573                793               -         573        793    1,366         -
Lexington N Park, KY                 -           404              1,256               -         404      1,256    1,660         -
Tupelo, MS                           -           263              2,560               -         263      2,560    2,823         -
Chesterfield, MI                     -         3,475                755               -       3,475        755    4,230         -
Grandville, MI                       -         5,375              2,604               -       5,375      2,604    7,979         -
Warner Robbins, GA                   -             -              1,936               -           -      1,936    1,936         -
Overland Park KS                     -         3,833              2,369               -       3,833      2,369    6,202         -
Oxford, MS                           -           525                414               -         525        414      939         -
Newnan, GA                           -             -                437               -           -        437      437         -
Realty Prop. Dev.                    -             -             (2,610)              -           -     (2,610)  (2,610)        -

     Total Property under    ----------------------------------------------------------------------------------------------------
           Development               -        26,772             18,248               -      26,772     18,248  445,020         -

                             ----------------------------------------------------------------------------------------------------
                     Total   $ 339,444      $ 239,71          $ 545,241        $ 99,049    $235,425  $ 644,290 $879,715  $ 80,113
                             ----------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------
  COL. G              COL. H                         COL. I
-------------------------------------------------------------------------




                                          life on which depreciation in
  Date of                                   latest income statements is
 Construction       Date Acquired               computed
-------------------------------------------------------------------------

            Schedule III - Real Estate and Accumulated Depreciation
                            JDN Realty Corporation
                               December 31, 2000
                                (In thousands)


(1)   Estimated useful life of building.
(2)   Estimated useful life of sign.

                                                                         Years Ended December 31,
                                                                   2000             1999              1998
                                                               -----------------------------------------------
Investment in Real Estate
      Balance at beginning of year                               $ 962,897        $ 844,041         $ 533,133
      Additions/Improvements                                       110,390          294,635           330,273
      Deductions                                                  (193,572)        (175,779)          (19,365)
                                                               -----------------------------------------------
      Balance at end of year                                     $ 879,715        $ 962,897         $ 844,041
                                                               ===============================================
Accumulated Depreciation
      Balance of beginning of year                               $  71,551        $  56,093         $  38,306
      Additions charged to costs and expenses                       21,612           21,932            19,010
      Other Additions                                                    -                -                 -
      Deductions                                                   (13,050)          (6,474)           (1,223)
                                                               -----------------------------------------------
      Balance at end of year                                     $  80,113        $  71,551         $  56,093
                                                               ===============================================

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   JDN REALTY CORPORATION



Dated:  April 2, 2001        By:            /s/ Craig Macnab
        -------------              -------------------------------------
                                            Craig Macnab
                                            Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature                                     Title                               Date
                ---------                                     -----                               ----
/s/ Craig Macnab                               Chief Executive Officer,                      April 2, 2001
--------------------                                                                         -------------
Craig Macnab                                   and Director

/s/ John D. Harris, Jr.                        Chief Financial Officer, Senior               April 2, 2001
------------------------------------                                                         -------------
John D. Harris, Jr.                            Vice President, Secretary and Treasurer

/s/ Michael A. Quinlan                         Vice President and Controller                 April 2, 2001
------------------------------------                                                         -------------
Michael A. Quinlan

 /s/ Haywood D. Cochrane, Jr.                  Director                                      April 2, 2001
------------------------------------                                                         -------------
Haywood D. Cochrane, Jr.

 /s/ William B. Greene                         Director                                      April 2, 2001
------------------------------------                                                         -------------
William B. Greene

/s/ William G. Byrnes                          Director                                      April 2, 2001
------------------------------------                                                         -------------
William G. Byrnes

/s/ Philip G. Satre                            Director                                      April 2, 2001
------------------------------------                                                         -------------
Philip G. Satre

/s/ Lee S. Wielansky                           Director                                      April 2, 2001
------------------------------------                                                         -------------
Lee S. Wielansky

                                   Item 14(c)
                                   ----------

                                 EXHIBIT INDEX

     (3)  Exhibits

   Exhibit Number   Description
   --------------   -----------

      3.1           Articles of Restatement of JDN Realty Corporation (1)
      3.2 Articles of Merger of JDN Enterprises, Inc. with and into the Company (2)
      3.3           Amendment No. 1 to the Amended and Restated Bylaws of the
                    Company
      3.4 Form of Articles Supplementary of JDN Realty Corporation classifying the 9 3/8% Series A Cumulative Redeemable Preferred Stock (14)
      4.1           Specimen Common Stock Certificate (3)
      4.2 Form of the Company's 9 3/8 % Series A Cumulative Redeemable Preferred Stock Certificate (14)
      4.3 Form of 6.918 % MandatOry Par Put Remarketed Securities (sm) ("MOPPRS (sm)") due March 31, 2013 (15)
      4.4           Form of  6.80% Global Note due August 1, 2004 (8)
      4.5           Form of 6.95% Global Note due August 1, 2007 (8)
      4.6           Form of Articles Supplementary of JDN Realty Corporation
                    classifying the        9 3/8% Series A cumulative Redeemable
                    Preferred Stock (14)
     10.1           JDN Realty Corporation 1993 Incentive Stock Plan, as
                    amended (17)
     10.2 JDN Realty Corporation 1993 Non-Employee Director Stock Option Plan, as amended (17)
     10.3           JDN Realty Corporation Long-Term Incentive Plan (17)
     10.4 Indemnification Agreement by and between J. Donald Nichols and JDN Realty Corporation, dated February 23, 1994 (2)
     10.5           Indemnification Agreement by and between Elizabeth L.
                    Nichols and JDN Realty Corporation, dated February 23, 1994
                    (2)
     10.6 Indemnification Agreement by and between William J. Kerley and JDN Realty Corporation, dated February 23, 1994 (2)
     10.7 $200,000,000 Amended and Restated Credit Agreement dated as of September 3, 1998, among JDN Realty Corporation and Wachovia Bank, N.A., as Agent (4)
     10.8 First Amendment dated as of June 11, 1999 to the $200,000,000 Amended and Restated Credit Agreement dated as of September 2, 1998 among JDN Realty Corporation, the Banks listed therein and Wachovia Bank, N.A., as Agent (5)
     10.9 Agreement for Continued Funding dated March 2, 2000, but effective as of February 14, 2000, by and among JDN Realty Corporation, JDN Development Company, Inc., the Banks parties thereto and Wachovia Bank, N.A., as Agent (13)
     10.10 $175,000,000 Second Amended and Restated Credit Agreement dated as of May 19, 2000, among JDN Realty Corporation, the Banks listed therein and Wachovia Bank, N.A., as Agent (16)
     10.11 $100,000,000 Term Loan Credit Agreement dated as of February 17, 1999 among JDN Realty Corporation, Wachovia Bank, N.A., as Agent and PNC, National Association, as Documentation Agent (6)
     10.12 First Amendment dated as of June 11, 1999 to the $100,000,000 Term Loan Credit Agreement dated as of February 17, 1999 among JDN Realty

                    Corporation, the Banks Listed Herein, Wachovia Bank, N.A., as Agent and PNC Bank, National Association as the Documentation Agent (7)
     10.13 Interim Agreement dated as of March 2, 2000, but effective as of February 14, 2000, by and among JDN Realty Corporation, JDN Development Company, Inc. the Banks parties thereto and Wachovia Bank, N.A., as Agent (13)
     10.14 $100,000,000 Amended and Restated Term Loan Credit Agreement dated as of May 19, 2000, among JDN Realty Corporation, the Banks listed therein, Wachovia Bank, N.A., as Agent and PNC Bank, National Association, as Documentation Agent (16)
     10.15 Indenture, dated as of July 15, 1997, by JDN Realty Corporation to First Union National Bank as Trustee (8)
     10.16 First Supplemental Indenture, dated as of July 31, 1997, by JDN Realty Corporation to First Union National Bank, as Trustee (8)
     10.17 Second Supplemental Indenture, dated as of February 5, 1998, by JDN Realty Corporation to First Union National Bank, as Trustee (9)
     10.18 First Amendment to Second Supplemental Indenture, dated as of March 31, 1998, by JDN Realty Corporation to First Union National Bank, as Trustee (15)
     10.19 JDN Realty Corporation Dividend Reinvestment and Stock Purchase Plan (10)
     10.20 JDN Realty Corporation 1995 Employee Stock Purchase Plan, as amended (17)
     10.21 Employment Agreement by and between J. Donald Nichols and JDN Realty Corporation, dated as of December 1, 1996 (11)
     10.22 Agreement dated May 19, 2000 between JDN Realty Corporation, JDN Development Company, Inc. and J. Donald Nichols regarding termination of Employment Agreement by and between
                    J. Donald Nichols and JDN Realty Corporation dated as of December 1, 1996 (17)
     10.23 Employment Agreement by and between Elizabeth L. Nichols and JDN Realty Corporation, dated as of December 1, 1996 (11)
     10.24 Employment Agreement by and between William J. Kerley and JDN Realty Corporation, dated as of December 1, 1996 (11)
     10.25 Agreement dated April 15, 2000 between JDN Realty Corporation, JDN Development Company, Inc. and William J. Kerley regarding termination of Employment Agreement by and between William J. Kerley and JDN Realty Corporation dated as of December 1, 1996 (17)
     10.26 Employment Agreement by and between John D. Harris, Jr. and JDN Realty Corporation dated as of May 1, 1997 (12)
     10.27 Employment Agreement by and between Leilani L. Jones and JDN Realty Corporation, dated as of May 1, 1997 (12)
     10.28 Employment Agreement by and between David L. Henzlik and JDN Realty Corporation, dated as of December 1, 1996 (11)
     10.29          Employment Agreement by and between W. Fred Williams, Jr.
                    and JDN Development Company, Inc. dated as of March 8, 2000 and related Performance Share Agreement dated as of March 7, 2000 (17)
     10.30 Tenant Estoppel and Release dated as of May 23, 2000 by and between JDN Development Company, Inc. and JDN Realty Corporation and their Affiliates Wal-Mart Stores, Inc. and Wal-Mart Real Estate Business Trust and Lowe's Companies, Inc. and Lowe's Home Centers, Inc. (16)
     10.31 Separation and Partial Settlement Agreement dated as of June 14, 2000 by and between JDN Realty Corporation and JDN Development Company, Inc. and their affiliates, and ALA Associates, Inc., Jeb L. Hughes and C. Sheldon Whittelsey, IV (17)

     10.32    Third Amended and Restated Master Credit Agreement dated as of
              March 29, 2001 among JDN Realty Corporation and Fleet National
              Bank as Agent
     10.33    Amendment No. 2 to JDN Realty Corporation 1993 Non-Employee
              Director Stock Option Plan (19)
     10.34    Agreement dated July 26, 2000 between JDN Realty Corporation and
              Elizabeth L. Nichols regarding termination of Employment
              Agreement by and between Elizabeth L. Nichols and JDN Realty
              Corporation dated as of December 1, 1996 (18)
     10.35    Employment Agreement by and between Craig Macnab and JDN Realty
              Corporation dated as of November 17, 2000
     10.36    Employment Agreement by and between Lee S. Wielansky and JDN
              Development Company, Inc. dated as of November 27, 2000
     10.37    Agreement dated September 5, 2000 and related Consulting Agreement dated October 2, 2000 between JDN Development Company, Inc. and W.
              Fred Williams regarding termination of Employment Agreement by and between W. Fred Williams and JDN Development Company, Inc.
     10.38    Amendment No. 3 to JDN Realty Corporation 1993 Non-Employee
              Director Stock Option Plan
     10.39    Amendment No. 1 to JDN Realty Corporation 1993 Incentive Stock
              Plan.
     12       Ratio of Earnings to Fixed Charges
     21       Subsidiaries of the Registrant

     99.1     Federal Income Tax Considerations

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

     (9) Filed as an exhibit to the Company's filing on Form 8-K dated February 13, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
     (10) Filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 33-90868) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
     (11) Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1996, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
     (12) Filed as an exhibit to the Company's filing on Form 10-K for the year ended December 31, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
     (13) Filed as an exhibit to the Company's filing on Form 8-K dated March 7, 2000, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
     (14) Filed as an exhibit to the Company's filing on Form 8-A dated September 17, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
     (15) Filed as an exhibit to the Company's filing on Form 8-K dated April 1, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
     (16) Filed as an exhibit to the Company's filing on Form 8-K dated May 23, 2000, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
     (17) Filed as an exhibit to the Company's filing on Form 10-K for the year ended December 31, 1999, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated herein by reference.
     (18) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated herein by reference.
     (19) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated herein by reference.