Form 10-Q
period 2001-03-31
JDN REALTY CORP
filed 2001-05-15
CIK 916836

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________.

Commission file number 001-12844

                            JDN REALTY CORPORATION
            (Exact Name of Registrant as Specified in Its Charter)

          Maryland                                      58-1468053
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

359 East Paces Ferry Road, NE, Suite 400, Atlanta, GA     30305
     (Address of Principal Executive Offices)           (Zip Code)

                                (404) 262-3252
             (Registrant's Telephone Number, including Area Code)

                                Not applicable
            (Former Name, Former Address and Former Fiscal Year, if
                          Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No
     ---           ---

     As of April 30, 2001, 32,865,081 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

FORWARD-LOOKING STATEMENTS IN FORM 10-Q

     Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used, statements which are not historical in nature, including the words "anticipate," "estimate," "should," "expect," "believe," "intend" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are, by their nature, subject to known and unknown risks and uncertainties. Forward-looking statements include statements regarding the future shopping center property sales, future development activities with certain tenants, and projected capital requirements for, number of, and timing of shopping centers to be delivered from the Company's development pipeline. Among the factors that could cause actual results to differ materially from those anticipated are the following: changes in the composition of senior management and the Board of Directors; the ability to attract and retain key employees; business conditions and the general economy, especially as they affect interest rates and value-oriented retailers; the federal, state and local regulatory environment; the ability to refinance maturing debt obligations on acceptable terms; the availability of debt and equity capital with acceptable terms and conditions including, without limitation, the availability of bank credit to fund development activities; the ability to sell operating shopping center properties and parcels of land on schedule and upon economically favorable terms; the availability of partners for joint venture projects and the ability to negotiate favorable joint venture terms; the availability of new development opportunities; changes in the financial condition or corporate strategy of or business relations with primary retail tenants; the outcome and timing of any resolution and costs of pending litigation and investigations; the ability to fund, complete and lease existing development and redevelopment projects on schedule and within budget; the ability to maintain or obtain all necessary licenses, permits and approvals required to conduct the Company's business; tax legislation affecting the development business of JDN Realty Corporation and JDN Development Company, Inc.; and the ability of JDN Realty Corporation to maintain its qualification as a real estate investment trust ("REIT"). Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are detailed from time to time in press releases and reports filed by JDN Realty Corporation with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K. For examples, see "Risk Factors" under Part I, Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART I

                             FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
                                                                                    Page No.

Condensed Consolidated Balance Sheets - March 31, 2001 and December 31, 2000          3

Condensed Consolidated Statements of Income - Three Months Ended March 31, 2001
and 2000                                                                              4

Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31,
2001 and 2000                                                                         5

Notes to Condensed Consolidated Financial Statements                                  6


                            JDN REALTY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       March 31,    December 31,
                                                      ----------    ------------
                                                     (Unaudited)
                                                           (In thousands)
ASSETS
  Shopping center properties, at cost:
    Land                                              $  296,017     $  208,653
    Buildings and improvements                           635,852        626,042
    Property under development                           158,898         45,020
                                                      ----------     ----------
                                                       1,090,767        879,715
    Less: accumulated depreciation and amortization      (82,731)       (80,113)
                                                      ----------     ----------
      Shopping center properties, net                  1,008,036        799,602
  Cash and cash equivalents                                8,702          9,277
  Restricted cash - escrow                                 3,131            102
  Accounts receivable                                     17,641         11,511
  Investments in and advances to unconsolidated
    entities                                               7,137        246,799
  Deferred costs, net of amortization                      8,470          6,039
  Other assets                                            17,247         10,513
                                                      ----------     ----------
                                                      $1,070,364     $1,083,843
                                                      ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities
    Unsecured notes payable                           $  234,713     $  234,697
    Secured line of credit and term loan                 223,400        242,000
    Mortgage notes payable                                96,627         97,444
    Accounts payable an accrued expenses                  12,789         14,438
    Other liabilities                                      9,639          5,151
                                                      ----------     ----------
      Total liabilities                                  577,168        593,730

  Third party investors' interest                          3,042          3,504

  Shareholders' Equity
    Preferred stock, par value $.01 per share -
      authorized 20,000,000 shares: 9 3/8%
      Series A Cumulative Redeemable Preferred
      Stock, liquidation preference $25 per share,
      issued and outstanding 2,000,000 shares in
      2001 and 2000, respectively                             20             20
    Common stock, par value $.01 per share -
      authorized 150,000,000 shares, issued
      and outstanding 32,876,234 and 32,867,354
      shares in 2001 and 2000, respectively                  329            329
    Paid-in capital                                      489,645        489,239
    Retained earnings (accumulated deficit)                  160         (3,029)
                                                      ----------     ----------
                                                         490,154        486,609
                                                      ----------     ----------
                                                      $1,070,364     $1,083,843
                                                      ==========     ==========

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                         Three Months Ended March 31,
                                                              2001       2000
                                                              (In thousands)
Revenues:
  Minimum and percentage rents                              $22,946     $23,062
  Recoveries from tenants                                     3,894       3,094
  Other revenue                                                 774          -
                                                            -------     -------
    Total revenues                                           27,614      26,156

Operating expenses:
  Operating and maintenance                                   2,848       2,206
  Real estate taxes                                           1,897       1,541
  General and administrative                                  3,419       2,092
  Corporate investigation and legal costs                       573       1,490
  Impairment losses                                              -        1,289
  Depreciation and amortization                               5,480       5,403
                                                            -------     -------
    Total operating expenses                                 14,217      14,021
                                                            -------     -------
  Income from operations                                     13,397      12,135

Other income (expense):
  Interest expense, net                                      (8,750)     (5,837)
  Other income, net                                              79         352
  Equity in net income (loss) of unconsolidated entities       (313)        667
                                                            -------     -------
Income before minority interest in net income of
  consolidated subsidiaries, net gain on real estate
  sales, extraordinary items and cumulative effect
  of change in accounting principle                           4,413       7,317
Minority interest in net income of consolidated
  subsidiaries                                                  (42)        (96)
                                                            -------     -------
Income before net gain on real estate sales,
  extraordinary items and cumulative effect
  of change in accounting principle                           4,371       7,221
Net gain on real estate sales,
  Operating                                                   9,761       6,838
  Non-operating                                               1,979          -
                                                            -------     -------
Income before extraordinary items and cumulative
  effect of change in accounting principle                   16,111      14,059
Extraordinary items                                          (1,608)         -
                                                            -------     -------
Income before cumulative effect of change in
  accounting principle                                       14,503      14,059
Cumulative effect of change in accounting principle            (280)         -
                                                            -------     -------
Net income                                                   14,223      14,059
Dividends to preferred shareholders                          (1,172)     (1,172)
                                                            -------     -------
Net income attributable to common shareholders              $13,051     $12,887
                                                            =======     =======
Income per common share - basic:
  Income before extraordinary items and cumulative
    effect of change in accounting principle (net
    of preferred dividends)                                 $  0.46     $  0.40
  Extraordinary items                                         (0.05)         -
  Cumulative effect of change in accounting principle         (0.01)         -
                                                            -------     -------
  Net income attributable to common shareholders            $  0.40     $  0.40
                                                            =======     =======
Income per common share - diluted:
  Income before extraordinary items and cumulative
    effect of change in accounting principle (net
    of preferred dividends)                                 $  0.46     $  0.04
  Extraordinary items                                         (0.05)         -
  Cumulative effect of change in accounting principle         (0.01)         -
                                                            -------     -------
  Net income attributable to common shareholders            $  0.40     $  0.40
                                                            =======     =======
Dividends per common share                                  $ 0.300     $ 0.395
                                                            =======     =======

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Three Months Ended March 31,
                                                              2001       2000
                                                            -------    --------
                                                              (In thousands)
Net cash provided by operating activities                  $ 16,952    $ 12,247

Cash flows from investing activities:
  Development of shopping center properties                 (25,269)    (42,892)
  Improvements to shopping center properties                 (1,176)       (103)
  Investments in and advances to unconsolidated entities       (791)    (21,573)
  Proceeds from real estate sales                            49,080      29,168
  Other                                                          (8)         58
                                                           --------    --------
Net cash provided by (used in) investing activities         21,836     (35,342)

Cash flows from financing activities:
  Proceeds from line of credit and term loan                250,400      83,216
  Principal payments on line of credit and term loan       (269,000)    (77,996)
  Principal payments on mortgages and notes payable          (4,094)       (663)
  Repurchases of common stock                                    -       (6,843)
  Distributions paid to preferred shareholders               (1,172)     (1,172)
  Distributions paid to common shareholders                  (9,863)    (13,025)
  Proceeds from deferred exchange of properties                  -       38,452
  Other                                                      (5,634)       (950)
                                                           --------    --------
Net cash provided by (used in) financing activities         (39,363)     21,019
                                                           --------    --------
Decrease in cash and cash equivalents                          (575)     (2,076)
Cash and cash equivalents, beginning of period                9,277       2,076
                                                           --------    --------
Cash and cash equivalents, end of period                   $  8,702    $     -
                                                           ========    ========

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDN REALTY CORPORATION
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                                March 31, 2001


1.   THE COMPANY

     JDN Realty Corporation (the "Company") is a real estate company specializing in the development and asset management of shopping centers. As of March 31, 2001, the Company's operating shopping centers and development projects were located in 22 states. The Company has elected to be taxed as a real estate investment trust ("REIT").

     Effective January 1, 2001, the Company acquired 100% of the ownership of JDN Development Company, Inc. ("JDN Development"). Prior to this acquisition, the Company owned 99% of the economic interest in JDN Development while the remaining 1% economic interest was owned by a former executive officer of the Company. As a result of this acquisition, the Company has changed its accounting for JDN Development from the equity method to the consolidated method. In addition, the Company and JDN Development elected taxable REIT subsidiary status for JDN Development. Had JDN Development been consolidated effective January 1, 2000, the Company's revenues for the three months ended March 31, 2000 would have been $27.6 million. Net Income and earnings per share would not have been materially different than amounts previously reported.

2.   BASIS OF PRESENTATION

     The financial statements represent the consolidated financial statements of the Company, its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Derivative Instruments and Hedging Activities. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement No. 133"). Statement No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. For derivatives designated as hedges, the change in the fair value of the derivative will either be offset against the change in the fair value of the hedged asset, liability, or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Derivatives that are not hedges must be adjusted to fair value through income. As of March 31, 2001, the Company had one interest rate swap agreement and one interest rate cap agreement to hedge against exposure to interest rate risk. Upon the adoption of Statement No. 133, the Company recognized an expense, as a cumulative effect of change in accounting principle, of approximately $280,000, relating to the interest rate cap agreement.

     Income Taxes. JDN Realty Corporation has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As a result, JDN Realty Corporation is not subject to federal income taxes, except for income taxes on undistributed earnings, to the extent that it distributes annually at least 90% of its taxable income to its shareholders and satisfies certain other requirements defined in the Code.

     Reclassifications. Certain amounts as previously reported have been reclassified to conform to the current period's presentation.

4.   CREDIT AGREEMENTS

     On March 29, 2001, the Company closed a Third Amended and Restated Master Credit Agreement (the "2001 Credit Agreement") with Fleet National Bank as Agent. Proceeds from the 2001 Credit Agreement paid in full amounts outstanding under the Second Amended and Restated Credit Agreement and an Amended and Restated Term Loan (the "Secured Credit Agreements"). The 2001 Credit Agreement provides for maximum borrowings of $300.0 million, comprised of a $150.0 million revolving credit facility and a $150.0 million term loan. Loans made pursuant to the 2001 Credit Agreement bear interest at LIBOR plus 2.00% and will range from LIBOR plus 1.75% to LIBOR plus 2.25% based on the Company's leverage and credit quality. The 2001 Credit Agreement matures December 31, 2002, which may be extended until January 1, 2003 provided that the Company is in compliance with the terms of the agreement.

     The 2001 Credit Agreement provides that the loans thereunder will be initially secured by first priority security interests in 52 properties valued at approximately $512.3 million. The Company may, however, add, remove or substitute certain of its other properties as Borrowing Base Properties (as defined in the 2001 Credit Agreement) subject to the conditions set forth in the 2001 Credit Agreement. The 2001 Credit Agreement contains certain requirements for each property within the Borrowing Base Properties and certain value and occupancy requirements for the Borrowing Base Properties in the aggregate.

     The 2001 Credit Agreement contains financial covenants including, but not limited to, a liabilities-to-assets ratio, fixed charges coverage ratios and a net worth covenant. In addition, the 2001 Credit Agreement restricts, subject to certain exceptions, the amount of distributions to the Company's shareholders to 95% of the Company's funds from operations (as defined in the 2001 Credit Agreement). The Company incurred fees and expenses associated with the closing of the 2001 Credit Agreement of approximately $5.1 million.

     In connection with the 2001 Credit Agreement, the Company entered into an interest rate swap agreement with a notional amount of $150.0 million that effectively fixes the underlying LIBOR rate on loans outstanding under the 2001 Credit Agreement at 4.62%.

     The Company charged approximately $1.6 million of unamortized deferred costs to expense as an extraordinary item related to the repayment of the Secured Credit Agreements.

5.   SHOPPING CENTER DISPOSITIONS

     During the first quarter of 2001, the Company sold the following operating properties:

                                 Disposition    Company GLA
Location                            Date       (square feet)      Sales Price
--------------------------------------------------------------------------------
Riverdale, Georgia                 1/18/01         22,405       $ 2,125,000
Warner Robins, Georgia (1)         2/13/01        131,575         9,400,000
Macon, Georgia                     2/13/01        102,098         9,000,000
Buford, Georgia (1)                3/21/01        128,997        10,968,000
South Boston, Virginia (2)         3/30/01        176,002         2,834,417
Lexington, Virginia (2)            3/30/01        176,226         3,421,806
                                               ----------       -----------
                                                  737,303       $37,749,223
                                               ==========       ===========

(1) Sale of only the Lowes at this location
(2) Sale of only the Wal-Mart at this location

6.   CONTINGENCIES

     The Company has been named in a number of lawsuits since the discovery of undisclosed compensation arrangements with two former executive officers of JDN Development and the Company, additional unauthorized benefits to these same two former executive officers, and undisclosed related party transactions involving these two former officers and the former Chairman and Chief Executive Officer of the Company. One or more of these suits also names as defendants JDN Development and certain current and former officers and directors of JDN Development and/or the Company.

     Certain class actions filed in federal court allege violations of the federal securities laws asserting that by failing to report the undisclosed compensation, unauthorized benefits and related party transactions to the public in the Company's financial statements, public filings, and otherwise, the defendants made or participated in making material misstatements or omissions which caused the plaintiffs to purchase the Company's common and preferred stock at artificially inflated prices. Included in the class actions is a lawsuit which names among the defendants certain underwriters involved in the preferred stock offering by the Company in 1998 (the "Preferred Stock Class Action"). The Preferred Stock Class Action raises allegations similar to those raised in the other class action cases, but it is based on purported misrepresentations or omissions in the Company's registration statement and prospectus in connection with the 1998 offering. The plaintiffs in these lawsuits seek compensatory damages of an indeterminate amount, interest, attorneys' fees, experts' fees and other costs and disbursements. On April 17, 2000, the federal court entered an order consolidating the various class actions in the United States District Court for the Northern District of Georgia ("Consolidated Class Actions"). On June 13, 2000, the federal court entered an order appointing Clarion-CRA Securities lead plaintiff and the law firm of Chitwood & Harley as lead plaintiff's counsel. On February 13, 2001, plaintiffs in the Preferred Stock Class Action purported to amend their complaint to add Waller Lansden Dortch & Davis, PLLC, the Company's securities counsel, as a defendant. The purported amendment was not filed by the lead plaintiff and the Company has filed a motion to strike the purported amendment as improper.

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

     Lawsuits have also been filed against the Company as a nominal defendant, as well as individual defendants J. Donald Nichols, Elizabeth L. Nichols, Craig Macnab, Philip G. Satre, William G. Byrnes, Haywood D. Cochrane, Jr., William B. Greene, Jeb L. Hughes, C. Sheldon Whittelsey, IV and William J. Kerley in the United States District Court for the Northern District of Georgia, Atlanta Division and in Fulton County Superior Court. Each of the named individuals is a current or former officer or director of the Company and/or JDN Development. A similar suit has been filed in State Court of Fulton County naming Ernst &
Young LLP, the Company's auditors, in addition to the above-referenced defendants. The plaintiffs purport to bring these suits as derivative actions. The complaints allege that the individual defendants, from 1994 through 1999, violated certain duties in connection with the previously undisclosed compensation arrangements. The complaints also allege claims for breach of fiduciary duty, abuse of control, waste of corporate assets, unjust enrichment and gross mismanagement. The plaintiffs, on behalf of the Company, seek injunctive relief, compensatory and punitive damages and disgorgement of all profits and gains by the individual defendants.

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

     The Company is also subject to a formal order of investigation initiated by the Securities and Exchange Commission ("SEC") as of August 2, 2000. Pursuant to this order, the Company has voluntarily provided certain documents and other information to the SEC regarding the compensation arrangements, unauthorized benefits and related party transactions mentioned above. The SEC has completed their investigation, and by letter dated March 5, 2001, the SEC staff advised the Company that it intended to recommend that the SEC institute a proceeding against the Company. The Company continues to cooperate fully with the SEC staff in order to resolve this matter as expeditiously as practicable. Management does not expect that the resolution of this matter will have a material adverse effect on the Company's business, financial condition or results of operation. However, the Company is unable to predict with certainty the timing or ultimate outcome of this matter.

     In an unrelated lawsuit, on February 2, 2000, Dogwood Drive L.L.C. ("Dogwood") filed suit against the Company and WHF, Inc. ("WHF"), a wholly-owned subsidiary of JDN Development, which, until April 1999, owned a 72% interest in Dogwood and served as the operating member of the entity. The suit was filed in the Superior Court of Gwinnett County, Georgia. The complaint asserts, among other things, breach of fiduciary duty against WHF and improper receipt of funds by the Company. The Company believes that it and WHF have meritorious defenses to the claims and intends to vigorously defend the suit.

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

7.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                    Three months ended March 31,
                                                       2001           2000
--------------------------------------------------------------------------------
Numerator:
  Income before extraordinary items and cumulative
    effect of change in accounting principle          $16,111        $14,059
  Extraordinary items                                  (1,608)            -
  Cumulative effect of change in accounting
    principle                                            (280)            -
                                                      -------        -------
  Net income                                           14,223         14,059
  Dividends to preferred shareholders                  (1,172)        (1,172)
                                                      -------        -------
  Net income attributable to common shareholders      $13,051        $12,887
                                                      =======        =======
Denominator:
  Weighted-average shares outstanding                  32,866         32,970
  Unvested restricted stock outstanding                  (351)          (646)
                                                      -------        -------
  Denominator for basic earnings per share             32,515         32,324
  Dilutive effect of stock options and
    unvested restricted stock                             145             38
                                                      -------        -------
  Denominator for diluted earnings pe share            32,660         32,362
                                                      =======        =======

Income per common share - basic:
  Income before extraordinary items and cumulative
    effect of change in accounting principle (net
    of preferred dividends)                           $  0.46        $  0.40
  Extraordinary items                                   (0.05)            -
  Cumulative effect of change in accounting
    principle                                           (0.01)            -
                                                      -------        -------
  Net income attributable to common shareholders      $  0.40        $  0.40
                                                      =======        =======
Income per common share - diluted:
  Income before extraordinary items and cumulative
    effect of change in accounting principle (net
    of preferred dividends)                           $  0.46        $  0.40
  Extraordinary items                                   (0.05)            -
  Cumulative effect of change in accounting
    principle                                           (0.01)            -
                                                      -------        -------
  Net income attributable to common shareholders      $  0.40        $  0.40
                                                      =======        =======


Of total options outstanding, options to purchase 809,459 and 2,807,470 shares of common stock for the three months ended March 31, 2001 and 2000, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were higher than the average market price of the common shares for the applicable periods. Therefore, the effect of these options on earnings per share would be antidilutive.

     The Company is the general partner in a limited partnership that issued limited partnership units initially valued at $3.0 million in a limited partnership formed to own and operate a shopping center in Milwaukee, Wisconsin. Subject to certain conditions, the limited partnership units are exchangeable for cash or 139,535 shares of the Company's common stock. As of March 31, 2001, none of the limited partnership units have been exchanged for shares. Using the "if-converted" method, the effect of these units is antidilutive; therefore, they have been excluded from the computation of earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     JDN Realty Corporation is a real estate company specializing in the development and asset management of shopping centers. When referred to herein, the term "Company" represents JDN Realty Corporation and its wholly owned or majority-owned subsidiaries. As of March 31, 2001, the Company owned and operated 110 shopping center properties containing approximately 11.2 million square feet of gross leasable area ("Company GLA") located in 19 states, with the highest concentrations in Georgia, Tennessee, and Florida. The principal tenants of the Company's properties include Lowe's, Wal-Mart and TJX Companies. As of March 31, 2001, the Company had 21 projects under construction. The Company was incorporated under Maryland law in 1993 and has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes.

     Effective January 1, 2001, JDN Realty Corporation acquired 100% of the ownership of JDN Development Company, Inc. ("JDN Development"). Prior to this date, JDN Realty Corporation owned 99% of the economic interest while the remaining 1% economic interest was owned by a former executive officer of the Company. As a result of this acquisition, the Company has changed its accounting for JDN Development from the equity method to the consolidated method. In addition, JDN Realty Corporation and JDN Development elected taxable REIT subsidiary status for JDN Development. See "Federal Income Tax Legislative Developments" below. Because it is not a REIT, JDN Development may engage in certain activities in which JDN Realty Corporation cannot, such as sales of all or portions of development projects and third-party fee development. While taxable REIT subsidiaries may engage in a variety of activities unrelated to real estate, the Company does not expect the activities of JDN Development to expand significantly beyond the development activities in which JDN Development has historically engaged.

Results of Operations

Comparison of the Three Months Ended March 31, 2001 to the Three Months Ended March 31, 2000

     During 2001 and 2000, the Company began operations at 28 properties which it developed totaling approximately 2.1 million square feet (the "Development Properties"). During 2001 and 2000, the Company disposed of 18 properties totaling approximately 3.6 million square feet (the "Disposition Properties"). In addition, as a result of the consolidation of JDN Development, effective January 1, 2001 amounts previously reported in equity in net income of unconsolidated entities are now recorded in other line items in the condensed consolidated statements of income. As indicated below, the Company's results of operations were affected by the Development Properties, the Disposition Properties and the consolidation of JDN Development.

     Minimum and percentage rents decreased $116,000 or 0.5% to $22.9 million for the three months ended March 31, 2001 from $23.1 million for the same period in 2000. Minimum and percentage rents increased by $1.1 million as a result of the Development Properties and $631,000 as a result of JDN Development. These increases are offset by a $2.2 million decrease related to the Disposition Properties. The remaining increase relates to an increase in minimum and percentage rents at existing properties.

     Recoveries from tenants increased $800,000 or 25.9% to $3.9 million for the three months ended March 31, 2001 from $3.1 million for the same period in 2000. Recoveries from tenants increased by $321,000 as a result of the Development Properties and $280,000 as a result of JDN Development. These increases are offset by a $106,000 decrease related to the Disposition Properties. The remaining increase relates to net increases in recoverable income from tenants at existing properties caused by net increases in recoverable expenses.

     Other revenue of $774,000 for the three months ended March 31, 2001 represents development fees and leasing commissions earned from brokering space to third parties recognized by JDN Development.

     Operating and maintenance expenses increased $642,000 or 29.1% to $2.8 million for the three months ended March 31, 2001 from $2.2 million for the same period in 2000. Operating and maintenance expenses increased by $301,000 as a result of the Development Properties and $182,000 as a result of JDN Development. These increases are offset by a $100,000 decrease related to the Disposition Properties. The remaining increases are a result of increased operating and maintenance expenses at existing properties.

     Real estate taxes increased $356,000 or 23.1% to $1.9 million for the three months ended March 31, 2001 from $1.5 million for the same period in 2000. Real estate taxes increased by $153,000 as a result of the Development Properties and $29,000 as a result of JDN Development. These increases are offset by a $74,000 decrease related to the Disposition Properties. The remaining increase relates to real estate taxes at existing properties.

     General and administrative expenses increased $1.3 million for the three months ended March 31, 2001 over the same period in 2000. Of this increase, $1.0 million related to JDN Development. The remaining increase relates primarily to increases in professional fees and to changes in capitalization policies for salaries of executive officers.

     Corporate investigation and legal costs decreased $917,000 or 61.5% to $573,000 for the three months ended March 31, 2001 from $1.5 million for the same period in 2000. These costs represent the professional fees incurred by the Company primarily as a result of the Special Committee investigation, the investigation by the Securities and Exchange Commission (the "SEC") and the class action lawsuits. See "Undisclosed Transactions, Lease Discrepancies and Management Changes" under Part I, Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     Impairment losses on shopping centers held for sale for the three months ended March 31, 2000 of $1.3 million represent charges to reduce the basis of shopping centers held for sale to their estimated fair value less costs to sell. There were no such impairment losses during the three months ended March 31, 2001.

     Depreciation and amortization expense increased $77,000 or 1.4% to $5.5 million for the three months ended March 31, 2001 from $5.4 million for the same period in 2000. Depreciation and amortization increased by $387,000 as a result of the Development Properties and $296,000 as a result of JDN Development. These increases are offset by a $507,000 decrease related to the Disposition Properties. The remaining decrease primarily relates to the reversal of excess depreciation recognized in previous quarters.

     Interest expense, net of capitalized amounts, increased $2.9 million or 49.9% to $8.8 million for the three months ended March 31, 2001 from $5.8 million for the same period in 2000. Of this increase, $1.6 million represents interest that was previously expensed at JDN Development. The remaining increase relates primarily to an increase in amortization of deferred loan costs.

     Other income, net decreased $273,000 or 76.6% to $79,000 for the three months ended March 31, 2001 from $352,000 for the same period in 2000. This decrease results primarily from a decrease in interest income recorded by the Company and an increase in provisions for abandoned development projects recorded at JDN Development.

     Equity in net income (loss) of unconsolidated entities decreased $980,000 to a net loss of $313,000 for the three months ended March 31, 2001 from a net income of $667,000 for the same period in 2000. As noted above, this decrease is primarily related to the consolidation of JDN Development. The remaining amount relates to losses incurred at four unconsolidated joint ventures.

     Minority interest in net income of consolidated subsidiary decreased $54,000 or 56.3% to $42,000 for the three months ended March 31, 2001 from $96,000 for the same period in 2000. This decrease results from a decrease in net income allocated to the third-party investors in a consolidated limited partnership.

     Net gain on real estate sales for the three months ended March 31, 2001 represents a net gain on the sales of six shopping center properties and three parcels of land. Net gain on real estate sales for the three months ended March 31, 2000 of $6.8 million represents a net gain on the sales of four shopping center properties.

     Extraordinary items for the three months ended March 31, 2001 of $1.6 million represents the write-off of unamortized deferred costs related to the repayment of the Second Amended and Restated Credit Agreement and an Amended and Restated Term Loan (the "Secured Credit Agreements"). See Note 4 to the Condensed Consolidated Financial Statements.

Funds From Operations

     Funds from operation ("FFO") is defined by the National Association of Real Estate Investment Trusts, Inc. to mean net income, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from debt restructuring and sales of property, depreciation and amortization of real estate assets, cumulative effect of accounting changes and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash provided by operating activities, investing activities and financing activities, it provides investors with an indication of the Company's ability to make capital expenditures and to fund other cash needs. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash provided by operating activities as defined by GAAP, should not be considered an alternative to net income (determined in accordance with GAAP) as an indication of operating performance and is not indicative of cash available to fund all cash flow needs, including the Company's ability to make cash distributions. The Company has presented below the calculation of FFO for the periods indicated:

                                                 Three Months Ended March 31,
(In thousands)                                      2001              2000
                                                 ---------          ---------

Net income attributable to common shareholders    $13,051            $12,887
Depreciation of real estate assets                  4,995              5,079
Amortization of tenant allowances and tenant
  improvements                                         79                 59
Amortization of deferred leasing commissions          201                120
Impairment losses on shopping centers held
  for sale                                              -              1,289
Net gain on real estate sales                      (9,761)            (6,838)
Extraordinary items                                 1,608                  -
Change in accounting principle                        280                  -
Adjustments related to activities in
  unconsolidated entities                              26                186
                                                  -------            -------
FFO                                               $10,479            $12,782
                                                  =======            =======

Leasing and Property Information

     As of March 31, 2001, Lowe's, Wal-Mart and TJX Companies represented 16.1%, 5.2% and 3.4% respectively, of the annualized base rent of the Company (collectively, "Annualized Base Rent"). In addition, at that date, anchor tenants represented 39.5% of Annualized Base Rent and national and regional tenants represented 83.8% of Annualized Base Rent. As of March 31, 2001, properties owned and operated by the Company and affiliated entities were 94.9% leased. Occupancy decreased from 95.8% as of December 31, 2000 primarily due to low occupancy rates at portions of several recently completed development projects.

     As of March 31, 2001, the Company operated shopping center properties in 19 states. Shopping center properties located in Georgia, Tennessee, North Carolina and Wisconsin represented 38.9%, 12.1%, 7.2% and 6.6% respectively, of Annualized Base Rent.

     The Company derives the majority of its rental income and development activities from the retail industry; and as such, is exposed to adverse trends or events affecting segments of the retail industry. As of March 31, 2001, the Company was exposed to the following segments of the retail industry:

                                                                    Percentage
                                                                 Annualized Base
Type                                                                  Rent
--------------------------------------------------------------------------------
Home Improvement                                                      16.3%
Supermarket                                                           13.9%
Restaurant                                                             8.9%
Discount                                                               7.1%
Discount Department Stores                                             4.4%
Apparel                                                                4.4%
Home Goods                                                             3.7%
Office Supplies                                                        3.1%
Theatre                                                                2.2%
Drug Store                                                             2.1%


     Several companies in the Theatre segment recently filed for protection under Chapter 11 of the bankruptcy code. Of the Company's six leases with theatre companies, three leases are with companies who have filed for Chapter 11 protection representing 1.4% of Annualized Base Rent. As of April 30, 2001, two of these leases have been modified for rental rate reductions totaling approximately $1.1 million, one of which has been approved by the bankruptcy court. The third lease has not been approved, but currently has no provision for rental rate reduction. Rejection of one or more of these leases or modification resulting in rate reductions could have an adverse effect on the Company's results of operations in future periods.

     The Office Supplies segment has recently experienced lower than expected comparable store sales. The Company has 13 leases with Office Supply retailers representing approximately 3.1% of the Company's Annualized Base Rent. The Company believes that its Office Supply tenants are well positioned in high barrier-to-entry markets, and unlikely to experience any material negative impact from a slowdown in their retail segment. However, if the Office Supply segment continues to experience slowing sales, then the Company's results of operations could be adversely affected in future periods.

New Development Activities

     The Company's primary business has historically been to develop shopping centers anchored by retailers such as Lowe's and Wal-Mart. The Company has also historically developed for other retailers such as Kohl's, Kroger and PetsMart. Further, the Company is involved in development activities with 10 different secondary anchor tenants such as Best Buy and Bed, Bath and Beyond. The Company expects to continue to pursue development opportunities with retailers with which it has traditionally worked while broadening the tenant and product mix to include grocers and grocery-anchored shopping centers. Management intends to become more selective in the development projects it approves with a focus on locations in larger metropolitan markets that have high barriers to new supply with demographic attributes that allow for net operating income growth over time.

     As a result of management adopting more selective criteria when considering new developments, along with other factors, such as cost of capital, management changes and changing relations with retail customers, the Company expects that the volume of new development projects will decrease over the next 12 to 18 months. This reduction in activity may cause the rate of historical growth in revenues to decrease and income from land sales and development fees to decrease. These decreases could affect the Company's ability to increase its dividend to shareholders from its current level.

Liquidity and Capital Resources
Sources and Uses of Funds
-------------------------
     Historically, the Company's primary sources of funds have been cash provided by operating activities, proceeds from lines of credit, term debt, secured mortgage notes payable, debt and equity offerings, and shopping center and land sales. The Company's primary uses of funds have historically been development, redevelopment and acquisition of shopping center properties, distributions to shareholders, repayment of outstanding indebtedness, repurchase of common stock, scheduled debt amortization, leasing costs and capital improvements to its existing shopping center properties. The Company generally has used cash provided by operating activities to fund its distributions to shareholders, capital improvements to existing properties and scheduled debt amortization. The Company has used proceeds from its lines of credit, term debt, secured mortgage notes payable, debt and equity offerings and shopping center and land sales to repay outstanding indebtedness, to repurchase common stock and to fund its ongoing development, redevelopment and acquisition activities.

     The Company incurred $25.3 million in development costs during the three months ended March 31, 2001. To fund these development activities, the Company sold all or portions of six shopping centers and three vacant parcels of land for net proceeds of approximately $49.1 million. Proceeds from these real estate sales in excess of development costs were used to reduce the Company's line of credit.

Indebtedness
------------
     As of March 31, 2001, the Company's indebtedness consisted of the following:


                                                                        Effective                      Percent
                                                      Principal         Interest        Maturity       of Total         Months to
                                                       Balance            Rate            Date       Indebtedness       Maturity
                                                      ---------         ---------       --------     ------------       --------
                                                    (in thousands)
Fixed Rate
----------
  Mortgage note payable - Denver, Colorado            $ 21,409            6.81%         17-Jul-01         3.9%                4
  Mandatory Par Put Remarketed Securities
    ("MOPPRS")(1)                                       75,000            7.08%(2)      31-Mar-03        13.5%               24
  Mortgage note payable - Richmond, Kentucky             5,953            8.00%(3)      01-Dec-03         1.1%               32
  Seven Year Notes                                      74,882            7.10%(2)      01-Aug-04        13.5%               40
  Ten Year Notes                                        84,831            7.23%(2)      01-Aug-07        15.3%               76
  Mortgage note payable - Milwaukee, Wisconsin           4,380            7.75%         01-Aug-09         0.8%              100
  Mortgage note payable - Jackson, Mississippi           6,651            9.25%(4)      01-Mar-17         1.2%              191
  Mortgage note payable - Marietta, Georgia             10,677            7.66%(2)      15-Nov-17         1.9%              200
  Mortgage note payable - Lilburn, Georgia              12,322            6.70%(2)      10-Feb-18         2.2%              203
  Mortgage note payable - Woodstock, Georgia            11,585            6.55%(2)      15-Apr-18         2.1%              205
  Mortgage note payable - Hendersonville, Tennessee     10,482            7.66%(2)      15-Jan-19         1.9%              214
  Mortgage note payable - Alpharetta, Georgia           13,168            6.62%(2)      15-Apr-19         2.4%              217
                                                      --------            ----                          -----               ---
                                                       331,340            7.19%                          59.7%               76
Floating Rate (6)
-----------------
  Team Loan                                            150,000            8.96%(5)      31-Dec-02        13.2%               21
  Revolving Line of Credit                              73,400            9.97%(5)      31-Dec-02        27.0%               21
                                                      --------            ----                          -----               ---
                                                       223,400            9.29%                          40.3%               21
                                                      --------            ----                          -----               ---
                                                      $554,740            8.04%                         100.0%               54
                                                      ========            ====                          =====               ===


(1) Represents notes payable with a stated rate of 6.918% and a stated maturity date of March 31, 2013. These notes are subject to mandatory tender on March 31, 2003.
(2)  Represents stated rate plus amortization of deferred loan cost.
(3)  The interest rate on this note is adjusted on December 1 of each year.
(4) The note can be prepaid after March 1, 2002 with 90 days written notice to the Lender. The Company will not incur any prepayment penalties in association with the loan prepayment after this date.
(5) Represents stated rate of LIBOR plus 2.00% plus amortization of deferred loan costs.
(6) Floating rate debt exposure is limited through investment in financial derivatives. As of March 31, 2001, $150,000 of the $223,400 was hedged with a swap that fixes the underlying LIBOR rate at 4.62% and expires on December 31, 2002, while the remaining floating rate debt was hedged with a LIBOR cap of 7.25% that expires on August 21, 2002.

     On March 29, 2001, the Company closed a Third Amended and Restated Master Credit Agreement with Fleet National Bank as Agent (the "2005 Credit Agreement"), replacing the existing Secured Credit Agreement. The 2001 Credit Agreement provides for maximum borrowings of $300.0 million, comprised of a $150.0 million revolving credit facility and a $150.0 million term loan. Loans made pursuant to the 2001 Credit Agreement bear interest at LIBOR plus 2.00% and will range from LIBOR plus 1.75% to

LIBOR plus 2.25% based on Company leverage and credit quality. The 2001 Credit Agreement matures December 31, 2002.

     The 2001 Credit Agreement provides that the loans thereunder will be initially secured by first priority security interests in 52 properties valued at approximately $512.3 million. The Company may, however, add, remove or substitute certain of its other properties as Borrowing Base Properties (as defined in the 2001 Credit Agreement) subject to the conditions set forth in the 2001 Credit Agreement. The 2001 Credit Agreement contains certain requirements for each property within the Borrowing Base Properties and certain value and occupancy requirements for the Borrowing Base Properties in the aggregate.

     The 2001 Credit Agreement contains financial covenants including, but not limited to, a liabilities-to-assets ratio, fixed charges coverage ratios and a net worth covenant. In addition, the 2001 Credit Agreement restricts, subject to certain exceptions, the amount of distributions to the Company's shareholders to 95% of the Company's Funds From Operations (as defined in the 2001 Credit Agreement). The Company incurred fees and expenses associated with the closing of the 2001 Credit Agreement of approximately $5.1 million.

     Upon closing of the 2001 Credit Agreement, the Company entered into an interest rate swap agreement with a notional amount of $150.0 million that effectively fixes the underlying LIBOR rate at 4.62%.

Dispositions
------------
     The disposition strategy of the Company is designed to generate capital to fund development activities and to dispose of shopping center properties the returns and growth potential of which do not meet the Company's objectives. Management analyzes properties for potential dispositions, identifies assets that do not fit the overall Company strategy and seeks to replace them with assets located in high barrier-to-entry, high growth markets with an emphasis on high rates of profitability.

     During the three months ended March 31, 2001, the Company sold all or portions of six shopping center properties for gross proceeds of approximately $37.7 million. As of April 30, 2001, the Company was negotiating the sale of all or portions of 20 shopping centers with an aggregate net book value of approximately $93.6 million for estimated aggregate proceeds of approximately $102.0 million, 15 of which were subject to definitive agreements at that date. The Company expects that most of these properties will be sold in 2001 and the first half of 2002. The Company expects to begin marketing additional shopping centers that are expected to close after the first half of 2001. The closing of the dispositions is dependent upon, among other things, completion of due diligence and the ability of some of the purchasers to successfully obtain financing. Therefore, there can be no assurance that any of these transactions will close when expected or at all, and there can be no assurance that, if closed, the disposition transactions will produce sufficient liquidity to enable the Company to fund its planned development projects.

     The Company expects the sale of all or portions of operating shopping center properties in addition to the sale of various parcels of land adjacent to its operating properties to be the primary source of capital for the Company to fund its development needs and certain other uses of funds noted above. In addition, the Company expects funds from the sale of its properties to be used to satisfy potential liabilities arising out of pending litigation, governmental proceedings and settlement agreements.

Future Sources and Uses of Funds
--------------------------------
     The most significant expected use of capital for the Company is its development activities. The Company had 21 projects under construction as of March 31, 2001 and intends to commence construction during 2001 on approximately four additional projects. The Company expects that the capital required to fund the future costs of these 25 projects, net of estimated construction reimbursements and expected land sales to retailers who will build and own their space in these projects, is approximately $149.0 million. These future costs are expected to be incurred during the remainder of 2001 and 2002. This projected capital requirement includes a number of assumptions including commitments by secondary anchor tenants. If some or all of these tenants do not execute leases, management anticipates that the amount required to finance these projects will be less.

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

     The Company believes that cash provided by operating activities will be sufficient to fund its required distributions to shareholders (90% of taxable income), improvements to the Company's operating shopping centers, leasing costs and scheduled debt amortization through the end of 2001.

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

     Furthermore, the Company is limited on the amount of debt that may be outstanding at any given time. Under the applicable indentures for its MOPPRS, Seven Year Notes and Ten Year Notes, and the 2001 Credit Agreement, the Company is limited in the amount of secured debt it may have outstanding to 40% of its Consolidated Total Assets, as defined. As of March 31, 2001, the Company's ratio of Secured Debt to Consolidated Total Assets was 28.4%. Under the 2001 Credit Agreement, the Company is limited in the amount of total debt it may have outstanding to 60% of Total Consolidated Assets, as defined. As of March 31, 2001, the Company's ratio of total debt to Total Consolidated Assets, as defined, was 49.5%. The Company is also restricted on additional indebtedness in its interest coverage and fixed charges coverage ratios in the 2001 Credit Agreement. Therefore, the Company has a limited ability to fund its development projects with proceeds from additional indebtedness.

     The Company has engaged a financial advisor to assist in the implementation of the Company's strategy and in particular, assistance with financing alternatives. These alternative means could include, for example, the formation of joint ventures with institutional investors or other partners with available capital at attractive rates.

     Management believes that proceeds from asset sales, construction loans on certain development projects and any financing alternatives identified by its financial advisor will provide the additional funding necessary to complete its current development pipeline. The ability to obtain construction loans will be dependent upon a number of factors, including achievement of adequate pre-leasing of the project and satisfaction of any environmental, title or other issues with respect to the underlying real estate. If the Company is unsuccessful in raising capital adequate to fund its development activities, it will be required to discontinue the funding of some or all of its projects and will be required to liquidate some or all of its projects on potentially unfavorable terms. These unfavorable terms could result in significant losses upon liquidation and would have an adverse impact on future rental income, FFO and the Company's ability to continue the level of its current distributions to holders of its common stock.

     In order for the Company to continue to qualify as a REIT, it must annually distribute to its shareholders at least 90% of its taxable income (excluding net capital gains). Management believes that the Company will be able to meet this requirement in 2001 with cash provided by operating activities.

     As of March 31, 2001, the Company's debt requires the following payments in the future:

(Dollars in thousands)
                                                               Percent of Debt
Year                                               Total            Expiring
--------------------------------------------------------------------------------
2001                                              $ 23,230              4.2%
2002                                               225,360             40.6%
2003                                                82,680             14.9%
2004                                                77,010             13.9%
2005                                                 2,283              0.4%
2006                                                 2,457              0.4%
2007                                                87,475             15.8%
2008                                                 2,850              0.5%
2009                                                 2,978              0.5%
2010                                                 3,620              0.7%
Thereafter                                          44,797              8.1%
                                                  --------            -----
                                                  $554,740            100.0%
                                                  ========            =====

     The Company is negotiating to refinance a $21.4 million mortgage note payable secured by a shopping center in Denver, Colorado which matures July 17, 2001. The Company expects this refinancing to close on or before the maturity date of this indebtedness. With respect to its other maturing obligations, management will evaluate various alternatives based on market conditions at the time. There can be no assurance, however, that the debt or equity capital markets will be favorable or available in the future, and unfavorable or unavailable markets could limit the Company's ability to continue to operate its business as it has in the past, complete development projects or repay or refinance maturing debt.

Derivatives and Market Risk
---------------------------
     The Company utilizes variable rate debt to fund its development activities. This variable rate debt exposes the Company to interest rate risk that may impact its current and future cash flows. The Company's primary strategy to protect against this risk is to enter into derivative transactions to minimize the variability that changes in interest rates could have on cash flows. A secondary objective of the hedge program is to minimize the income statement effect of hedge effectiveness. In order to achieve the risk management objectives described above, the Company acquires derivative instruments (cash flow hedges) that are intended to react in a predetermined manner to offset the changes in future cash flows caused by changes in benchmark interest rates. Fundamental to the Company's approach to risk management in general, and interest rate risk management in particular, is its willingness to tolerate a relatively small amount of risk through use of floating-rate debt instruments and some shorter-term debt maturities. The Company attempts to eliminate significant interest rate risk through the use of interest rate swaps and caps on a significant amount of floating-rate borrowings. The Company documents the terms and conditions and establishes the hedge's effectiveness at the inception of each individual hedge.

     As of March 31, 2001, the Company had one interest rate swap agreement and one interest rate cap agreement as described below:

                                                         Effective   Termination
Description of Agreement  Notional Amount  Strike Price     Date         Date
------------------------  ---------------  ------------  ---------   -----------
                          (in thousands)
LIBOR, 30-day "Rate Cap"     $100,000          7.25%       8/20/00       8/21/02

LIBOR, 30-day "Rate Swap"    $150,000          4.62%       3/29/01      12/31/02


     The Company's future earnings, cash flows and fair values of financial instruments are primarily dependent upon market rates of interest such as LIBOR.

Contingencies

     See "Undisclosed Transactions, Lease Discrepancies and Management Changes" under Part I, Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     During the three months ended March 31, 2001, the Company has expensed approximately $573,000 in legal and professional fees related to the SEC investigation and the class action litigation. The Company cannot reasonably predict, with any degree of certainty, the additional legal and professional fees which will be incurred related to the litigation, the SEC investigation or any related investigation by other regulatory bodies.

Federal Income Tax Legislative Developments

     New legislation became effective January 1, 2001 that significantly modified the REIT-related provisions of the Code. In addition to the provisions that directly affected the Company (discussed below), the legislation also contained provisions relating to the following: (i) special foreclosure rules for healthcare REITs; (ii) clarification of the definition of independent contractors; and (iii) modification of the earnings and profits rules.

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

Taxable REIT Subsidiaries
-------------------------
     A REIT is permitted to operate a "taxable REIT subsidiary" which can provide a limited amount of services to tenants and other customers of the REIT (even if such services were not considered customarily furnished in connection with the rental of real property) and can manage or operate properties, generally for third parties, without causing the rents received by the REIT from such parties not to be treated as rent from real properties. A taxable REIT subsidiary is subject to regular federal income tax, and state and local income tax where applicable, as a regular "C" corporation. The value of the securities of all taxable REIT subsidiaries cannot exceed 20% of the total value of the REIT's assets. In addition, interest paid by a taxable REIT subsidiary to the related REIT is subject to the earnings stripping rules contained in Section 163(j) of the Code and, therefore, the taxable REIT subsidiary cannot deduct interest in any year that would exceed 50% of the subsidiary's adjusted gross income. If any amount of interest, rent, or other deductions of the taxable REIT subsidiary to be paid to the REIT is determined not to be at arm's length, an excise tax of 100% is imposed on the portion that is determined to be excessive. However, rent received by a REIT will not fail to qualify as rents from real property by reason of the fact that all or any portion of such rent is redetermined for purposes of the excise tax.

     After considering the new investment limitations and taxable REIT subsidiary provisions, the Company and JDN Development have jointly elected to treat JDN Development as a taxable REIT subsidiary effective January 1, 2001. In addition, effective January 1, 2001, the Company acquired the remaining voting stock in JDN Development and, therefore, owns 100% of the capital stock of JDN Development. The Company has consolidated JDN Development's operations in its financial statements effective with the first reporting period in 2001.

Distribution Requirements
-------------------------
     In order to continue to maintain its qualification as a REIT, a REIT is required to distribute annually 90% of its REIT taxable income (excluding net capital gain).

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

     See "Derivatives and Market Risk" in Part I, Item 2 of this report.

     During the three months ended March 31, 2001, an interest rate swap agreement with a notional amount of $50.0 million and a strike price of 6.49%, expired. The Company entered into an interest rate swap agreement in conjunction with the closing of the 2001 Credit Agreement with a notional amount of $150.0 million that effectively fixes the underlying LIBOR rate at 4.62%.

     There were no other material changes to the quantitative and qualitative disclosures about market risks since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2000.

                                    PART II
                               OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
          See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this report.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not applicable

ITEM 5.   OTHER INFORMATION
          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits
                3.1   Articles of Restatement of JDN Realty Corporation (1)
                3.2 Articles of Merger of JDN Enterprises, Inc. with and into the Company (2)
                3.3   Amended and Restated Bylaws of the Company, as amended (3)
                3.4 Form of Articles Supplementary of JDN Realty Corporation classifying the 9 3/8% Series A Cumulative Redeemable Preferred Stock (4)

                4.1   Specimen Common Stock Certificate (5)
                4.2 Form of the Company's 9 3/8% Series A Cumulative Redeemable Preferred Stock Certificate (4)
                4.3   Form of 6.918% Mandatory Par Put Remarketed
                      Securities (sm) ("MOPPRS(sm)") due March 31, 2013 (6)
                4.4   Form of 6.80% Global Note due August 1, 2004 (7)
                4.5   Form of 6.95% Global Note due August 1, 2007 (7)
                4.6 Form of Articles Supplementary of JDN Realty Corporation classifying the 9 3/8% Series A Cumulative Redeemable Preferred Stock (4)
                10.1  Employment Agreement by and between John D. Harris, Jr.
                      and JDN Realty Corporation dated as of July 1, 2000
                10.2  Employment Agreement by and between David L. Henzlik and
                      JDN Realty Corporation dated as of November 27, 2000
                10.3  Employment Agreement by and between Leilani L. Jones and
                      JDN Realty Corporation dated as of November 27, 2000
                10.4  Employment Agreement by and between Michael A. Quinlan and
                      JDN Realty Corporation dated as of July 1, 2000
                10.5 Employment Agreement by and between Laurie A. Farris and JDN Realty Corporation dated as of November 27, 2000
                10.6 Indemnification Agreement by and between JDN Realty Corporation and Craig Macnab dated April 2, 2000


                (1) Filed as an exhibit to the Company's filing on Form 8-K dated November 7, 1996, previously filed pursuant to the Securities Exchange Act of 1934, and hereby incorporated by reference.
                (2) Filed as an exhibit to the Company's Registration Statement on Form S-11 (No. 33-73710) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
                (3) Filed as an exhibit to the Company's filing on Form 10-K for the year ended December 31, 2000, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
                (4) Filed as an exhibit to the Company's filing on Form 8-A dated September 17, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
                (5) Filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-22339) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
                (6) Filed as an exhibit to the Company's filing on Form 8-K dated April 1, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
                (7) Filed as an exhibit to the Company's filing on Form 8-K dated August 1, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

          (b)   Reports on Form 8-K

                During the three months ended March 31, 2001, the Company did not file any reports on Form 8-K.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              JDN Realty Corporation
                                              ---------------------------------
                                              (Registrant)

Date: May 14, 2001                       By:  /s/ Craig Macnab
                                              ---------------------------------
                                              Craig Macnab
                                              President and Chief Executive
                                              Officer



Date: May 14, 2001                       By:  /s/ John D. Harris, Jr.
                                              ---------------------------------
                                              John D. Harris, Jr.
                                              Senior Vice President and Chief
                                              Financial Officer

                               INDEX TO EXHIBITS

Exhibit
Number      Exhibit
-------     -------
3.1         Articles of Restatement of JDN Realty Corporation (1)
3.2         Articles of Merger of JDN Enterprises, Inc. with and into the Company (2)
3.3         Amended and Restated Bylaws of the Company, as amended (3)
3.4         Form of Articles Supplementary of JDN Realty Corporation classifying the 9
            3/8% Series A Cumulative Redeemable Preferred Stock (4)
4.1         Specimen Common Stock Certificate (5)
4.2         Form of the Company's 9 3/8% Series A Cumulative Redeemable Preferred
            Stock Certificate (4)
4.3         Form of 6.918% Mandatory Par Put Remarketed Securities (sm) ("MOPPRS(sm)")
            due March 31, 2013 (6)
4.4         Form of 6.80% Global Note due August 1, 2004 (7)
            Form of 6.95% Global Note due August 1, 2007 (7)
4.5         Form of Articles Supplementary of JDN Realty Corporation classifying the 9
            3/8% Series A Cumulative Redeemable Preferred Stock (4)
10.1        Employment Agreement by and between John D. Harris, Jr. and JDN Realty
            Corporation dated as of July 1, 2000
10.2        Employment Agreement by and between David L. Henzlik and JDN Realty
            Corporation dated as of November 27, 2000
10.3        Employment Agreement by and between Leilani L. Jones and JDN Realty
            Corporation dated as of November 27, 2000
10.4        Employment Agreement by and between Michael A. Quinlan and JDN Realty
            Corporation dated as of July 1, 2000
10.5        Employment Agreement by and between Laurie A. Farris and JDN Realty
            Corporation dated as of November 27, 2000
10.6        Indemnification Agreement by and between JDN Realty Corporation and
            Craig Macnab dated April 2, 2000

(1)         Filed as an exhibit to the Company's filing on Form 8-K dated November 7,
            1996, previously filed pursuant to the Securities Exchange Act of 1934, and hereby incorporated by reference.
(2)         Filed as an exhibit to the Company's Registration Statement on Form S-11
            (No. 33-73710) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
(3)         Filed as an exhibit to the Company's filing on Form 10-K for the year ended
            December 31, 2000, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
(4)         Filed as an exhibit to the Company's filing on Form 8-A dated September 17,
            1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
(5)         Filed as an exhibit to the Company's Registration Statement on Form S-3
            (No. 333-22339) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.



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
