Form 10-Q
period 2001-06-30
JDN REALTY CORP
filed 2001-08-14
CIK 916836

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

Commission file number 001-12844

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

           359 East Paces Ferry Road, NE, Suite 400, Atlanta, GA 30305
           -----------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

     As of July 31, 2001, 32,857,573 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

FORWARD-LOOKING STATEMENTS IN FORM 10-Q

     Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used, statements which are not historical in nature, including the words "anticipate," "estimate," "should," "expect," "believe," "intend" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are, by their nature, subject to known and unknown risks and uncertainties. Forward-looking statements include statements regarding future shopping center property sales, future development activities , including the level of such activities, with certain tenants, future redevelopments of shopping center properties and projected capital requirements for, number of, and timing of shopping centers to be delivered from the Company's development pipeline. Among the factors that could cause actual results to differ materially from those anticipated are the following: changes in the composition of senior management and the Board of Directors; the ability to attract and retain key employees; business conditions and the general economy, especially as they affect interest rates and value-oriented retailers; the federal, state and local regulatory environment; the ability to refinance maturing debt obligations on acceptable terms; the availability of debt and equity capital with acceptable terms and conditions including, without limitation, the availability of bank credit to fund development and redevelopment activities; the ability to sell operating shopping center properties and parcels of land on schedule and upon economically favorable terms; the availability of partners for joint venture projects and the ability to negotiate favorable joint venture terms; the availability of new development opportunities; changes in the financial condition or corporate strategy of or business relations with primary retail tenants; the outcome and timing of any resolution and costs of pending litigation and investigations; the ability to fund, complete and lease existing development and redevelopment projects on schedule and within budget; the ability to maintain or obtain all necessary licenses, permits and approvals required to conduct the Company's business; tax legislation affecting the development business of JDN Realty Corporation and JDN Development Company, Inc.; and the ability of JDN Realty Corporation to maintain its qualification as a real estate investment trust ("REIT"). Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are detailed from time to time in press releases and reports filed by JDN Realty Corporation with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K. For examples, see "Risk Factors" under Part I, Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Company assumes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                                        Page No.
                                                                        --------

Condensed Consolidated Balance Sheets - June 30, 2001 and
December 31, 2000                                                           3

Condensed Consolidated Statements of Operations - Three
Months Ended June 30, 2001 and 2000                                         4

Condensed Consolidated Statements of Operations - Six Months
Ended June 30, 2001 and 2000                                                5

Condensed Consolidated Statements of Cash Flows - Six Months
Ended June 30, 2001 and 2000                                                6

Notes to Condensed Consolidated Financial Statements                        7

                             JDN REALTY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              June 30,    December 31,
                                                                2001          2000
                                                             -----------   -----------
                                                             (Unaudited)
                                                                  (In thousands)
ASSETS
  Shopping center properties, at cost:
    Land                                                     $  308,252    $  208,653
    Buildings and improvements                                  640,794       626,042
    Property under development                                  185,156        45,020
                                                             -------------------------
                                                              1,134,202       879,715
    Less: accumulated depreciation and amortization             (87,734)      (80,113)
                                                             -----------   -----------
      Shopping center properties, net                         1,046,468       799,602
  Cash and cash equivalents                                          --         9,277
  Restricted cash - escrow                                        2,681           102
  Accounts receivable                                            15,483        11,511
  Investments in and advances to unconsolidated entities          6,519       246,799
  Deferred costs, net of amortization                             7,852         6,039
  Other assets                                                   16,350        10,633
                                                             -----------   -----------
                                                             $1,095,353    $1,083,963
                                                             ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities
    Unsecured notes payable                                  $  234,728    $  234,697
    Secured line of credit and term loan                        247,000       242,000
    Mortgage notes payable                                       95,878        97,444
    Accounts payable and accrued expenses                        67,649        14,558
    Other liabilities                                            11,276         5,151
                                                             -----------   -----------
      Total liabilities                                         656,531       593,850

  Third party investors' interest                                 3,000         3,504

  Shareholders' Equity
    Preferred stock, par value $.01 per share - authorized
      20,000,000 shares: 9 3/8% Series A Cumulative
      Redeemable Preferred Stock, liquidation
      preference $25 per share, issued and outstanding
      2,000,000 shares in 2001 and 2000,
      respectively                                                   20            20
    Common stock, par value $.01 per share -
      authorized 150,000,000 shares, issued and
      outstanding 32,856,829 and 32,867,354 shares
      in 2001 and 2000, respectively                                329           329
    Paid-in capital                                             470,082       489,289
    Accumulated other comprehensive loss                           (658)           --
    Accumulated deficit                                         (33,951)       (3,029)
                                                             -----------   -----------
                                                                435,822       486,609
                                                             -----------   -----------

                                                             $1,095,353    $1,083,963
                                                             ===========   ===========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JDN REALTY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                             Three Months Ended June 30,
                                                                              2001               2000
                                                                          -------------      -------------
                                                                                   (In thousands)
Revenues:
   Minimum and percentage rents                                           $     22,303       $     23,421
   Recoveries from tenants                                                       3,532              2,853
   Other revenue                                                                   637                  2
                                                                          -------------      -------------
      Total revenues                                                            26,472             26,276

Operating expenses:
   Operating and maintenance                                                     2,712              1,931
   Real estate taxes                                                             1,889              1,532
   General and administrative                                                    2,947              1,776
   Corporate investigation and legal costs                                         408                760
   Severance expense                                                                --                335
   Impairment losses                                                               456                 --
   Depreciation and amortization                                                 5,465              5,554
   Settlement expenses                                                          47,610                 --
                                                                          -------------      -------------
      Total operating expenses                                                  61,487             11,888
                                                                          -------------      -------------
   Income (loss) from operations                                               (35,015)            14,388

Other income (expense):
   Interest expense, net                                                        (7,465)            (7,081)
   Other income (expense), net                                                    (123)               438
   Equity in net income (loss) of unconsolidated entities                          (44)             1,210
                                                                          -------------      -------------

Income (loss) before minority interest in net income of consolidated
   subsidiaries and net gain (loss) on real estate sales                       (42,647)             8,955
Minority interest in net income of consolidated subsidiaries                       (42)               (42)
                                                                          -------------      -------------

Income (loss) before net gain (loss) on real estate sales                      (42,689)             8,913
Net gain (loss) on real estate sales
   Operating                                                                      (481)             1,691
   Non-operating                                                                   370                 --
                                                                          -------------      -------------

Net income (loss)                                                              (42,800)            10,604
Dividends to preferred shareholders                                             (1,172)            (1,172)
                                                                          -------------      -------------

Net income (loss) attributable to common shareholders                     $    (43,972)      $      9,432
                                                                          =============      =============
Income (loss) per common share:
   Basic                                                                  $      (1.35)      $       0.29
                                                                          =============      =============
   Diluted                                                                $      (1.35)      $       0.29
                                                                          =============      =============

Dividends per common share                                                $      0.300       $      0.300
                                                                          =============      =============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JDN REALTY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                  Six Months Ended June 30,
                                                                                   2001               2000
                                                                              -------------      -------------
                                                                                        (In thousands)
Revenues:                                                                     $     45,249       $     46,483
   Minimum and percentage rents                                                      7,426              5,947
   Recoveries from tenants                                                             705                  2
   Other revenue                                                             -------------      -------------
      Total revenues                                                                53,380             52,432


Operating expenses:
   Operating and maintenance                                                         5,560              4,136
   Real estate taxes                                                                 3,787              3,073
   General and administrative                                                        6,102              3,868
   Corporate investigation and legal costs                                             982              2,250
   Severance expense                                                                    --                335
   Impairment losses                                                                   456              1,289
   Depreciation and amortization                                                    10,945             10,958
   Settlement expenses                                                              47,610                 --
                                                                              -------------      -------------
      Total operating expenses                                                      75,442             25,909
                                                                              -------------      -------------
   Income (loss) from operations                                                   (22,062)            26,523

Other income (expense):
   Interest expense, net                                                           (16,215)           (12,919)
   Other income, net                                                                   398                790
   Equity in net income (loss) of unconsolidated entities                             (357)             1,877
                                                                              -------------      -------------

Income (loss) before minority interest in net income of consolidated subsidiaries and net gain on real estate sales,
   and cumulative effect of change in accounting principle                         (38,236)            16,271
Minority interest in net income of consolidated subsidiaries                           (84)              (138)
                                                                              -------------      -------------

Income (loss) before net gain on real estate sales, extraordinary
   items and cumulative effect of change in accounting principle                   (38,320)            16,133

Net gain on real estate sales
   Operating                                                                         9,280              8,529
   Non-operating                                                                     2,350                 --
                                                                              -------------      -------------

Income (loss) before extraordinary items and cumulative effect of
   change in accounting principle                                                  (26,690)            24,662
Extraordinary items                                                                 (1,608)                --
                                                                              -------------      -------------

Income (loss) before cumulative effect of change in accounting
   principle                                                                       (28,298)            24,662
Cumulative effect of change in accounting principle                                   (280)                --
                                                                              -------------      -------------
Net income (loss)                                                                  (28,578)            24,662
Dividends to preferred shareholders                                                 (2,344)            (2,344)
                                                                              -------------      -------------
Net income (loss) attributable to common shareholders                         $    (30,922)      $     22,318
                                                                              =============      =============

Income (loss) per common share - basic:
   Income (loss) before extraordinary items and cumulative
      effect of change in accounting principle
      (net of taxes and preferred dividends)                                  $      (0.89)      $       0.69
   Extraordinary items                                                               (0.05)                --
   Cumulative effect of change in accounting principle                               (0.01)                --
                                                                              -------------      -------------
   Net income (loss) attributable to common shareholders                      $      (0.95)      $       0.69
                                                                              =============      =============

Income (loss) per common share - diluted:
   Income (loss) before extraordinary items and cumulative
      effect of change in accounting principle
      (net of taxes and preferred dividends)                                  $      (0.89)      $       0.69
   Extraordinary items                                                               (0.05)                --
   Cumulative effect of change in accounting principle                               (0.01)                --
                                                                              -------------      -------------
   Net income (loss) attributable to common shareholders                      $      (0.95)      $       0.69
                                                                              =============      =============

Dividends per common share                                                    $      0.600       $       0.695
                                                                              =============      =============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JDN REALTY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  Six Months Ended June 30,
                                                                   2001               2000
                                                              -------------      -------------
                                                                        (In thousands)
Net cash provided by operating activities                     $     29,700       $     27,526

Cash flows from investing activities:
  Development of shopping center properties                        (57,278)           (13,052)
  Improvements to shopping center properties                       (10,271)            (3,745)
  Investments in and advances to unconsolidated entities             4,748            (81,923)
  Proceeds from real estate sales                                   52,003             56,607
  Other                                                                (79)            (1,276)
                                                              -------------      -------------
Net cash used in investing activities                              (10,877)           (43,389)

Cash flows from financing activities:
  Proceeds from line of credit and term loan                       316,900            117,996
  Principle payments on line of credit and term loan              (311,900)          (105,996)
  Principle payments on mortgages and notes payable                 (4,828)            (1,336)
  Repurchases of common stock                                           --             (6,843)
  Distributions paid to preferred shareholders                      (2,344)            (2,344)
  Distributions paid to common shareholders                        (19,721)           (22,791)
  Proceeds from deferred exchange of properties                         --             40,476
  Proceeds from deferred loan financing charges                     (5,838)            (1,038)
  Other                                                               (369)              (632)
                                                              -------------      -------------
Net cash (used in) provided by financing activities                (28,100)            17,492
                                                              -------------      -------------
Decrease in cash and cash equivalents                               (9,277)             1,629
Cash and cash equivalents, beginning of period                       9,277              2,076
                                                              -------------      -------------
Cash and cash equivalents, end of period                      $         --       $      3,705
                                                              =============      =============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JDN REALTY CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2001

1.    THE COMPANY

      JDN Realty Corporation (the "Company") is a real estate company specializing in the development and asset management of shopping centers. As of June 30, 2001, the Company's operating shopping centers and development projects were located in 21 states. The Company has elected to be taxed as a real estate investment trust ("REIT").

      Effective January 1, 2001, the Company acquired 100% of the ownership of JDN Development Company, Inc. ("JDN Development"). Prior to this acquisition, the Company owned 99% of the economic interest in JDN Development while the remaining 1% economic interest was owned by a former executive officer of the Company. As a result of this acquisition, the Company has changed its accounting for JDN Development from the equity method to the consolidated method. In addition, the Company and JDN Development elected taxable REIT subsidiary status for JDN Development. Had JDN Development been consolidated effective January 1, 2000, the Company's revenues for the three months and six months ended June 30, 2000 would have been $28.2 million and $55.8 million, respectively. Net income and earnings per share would not have been materially different than amounts previously reported.

2.    BASIS OF PRESENTATION

      The financial statements represent the consolidated financial statements of the Company, its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Derivative Instruments, Hedging Activities and Other Comprehensive Income. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement No. 133"). Statement No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. For derivatives designated as hedges, the change in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Derivatives that are not hedges must be adjusted to fair value through income.

      As of June 30, 2001, the Company had one interest rate swap agreement with a notional value of $150 million maturing on December 31, 2002 and one interest rate cap agreement to hedge against exposure to interest rate risk. Upon adoption of Statement No. 133, the Company recognized a cumulative effect adjustment of $280,000 in the three months ended March 31, 2001 representing the change in fair value of its ineffective interest rate cap agreement. In the second quarter of 2001, the Company recorded a derivative instrument liability of $658,000 and an adjustment of $658,000 to accumulated other comprehensive loss, a shareholders' equity account, representing the fair value of its outstanding interest rate swap agreement at June 30, 2001.

      The Company utilizes variable rate debt to fund, among other things, its developmental activities. This variable rate debt exposes the Company to interest rate risk that may impact its current and future cash flows. The Company's primary strategy to protect against this risk is to enter into derivative transactions to minimize the variability that changes in interest rates could have on cash flows. A secondary objective of the hedge program is to minimize the income statement effect of hedge effectiveness. In order to achieve the risk management objectives described above, the Company acquires derivative instruments (cash flow hedges) that are intended to react in a predetermined manner to offset the changes in future cash flows caused by changes in benchmark interest rates. Fundamental to the Company's approach to risk management in general, and interest rate risk management in particular, is its willingness to tolerate a relatively small amount of risk through use of floating-rate debt instruments and some shorter-term debt maturities. The Company attempts to eliminate significant interest rate risk through the use of interest rate swaps and caps on a significant amount of floating-rate borrowings. The Company documents the terms and conditions and establishes the hedge's effectiveness both at the inception of each individual hedge and on an ongoing basis in accordance with its risk management policy.

      Comprehensive loss was $44.6 million for the quarter ended June 30, 2001. Comprehensive loss encompasses net loss and "other comprehensive income," which includes all other non-owner transactions and events that change stockholder's equity. Other comprehensive income is composed of changes in the fair value of the Company's interest rate swap.

      Impairment Losses. The Company records impairment losses and reduces the carrying amount of assets held for sale when the carrying amounts exceed the estimated selling price less costs to sell.

      Income Taxes. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company is not subject to federal income taxes, except for income taxes on undistributed earnings, to the extent that it distributes annually at least 90% of its taxable income to its shareholders and satisfies certain other requirements defined in the Code. Additionally, JDN Development, which would normally be subject to federal and state income taxes, has incurred no federal income tax expense for the six months ended June 30, 2001 as a result of a net operating loss ("NOL") carryforward of approximately $12.5 million from prior years. JDN Development plans to net its NOL carryforward against federal taxable income in future periods until the NOL carryforward is exhausted or expires, whichever occurs first.

      Reclassifications. Certain amounts as previously reported have been reclassified to conform to the current period's presentation.

4.    CREDIT AGREEMENTS

      On March 29, 2001, the Company closed a Third Amended and Restated Master Credit Agreement (the "2001 Credit Agreement") with Fleet National Bank as Agent. Proceeds from the 2001 Credit Agreement paid in full amounts outstanding under the Second Amended and Restated Credit Agreement and the Amended and Restated Term Loan (the "Secured Credit Agreements") with Wachovia Bank, N.A, as Agent. The 2001 Credit Agreement provides for maximum borrowings of $300.0 million, comprised of a $150.0 million revolving credit facility and a $150.0 million term loan. Loans made pursuant to the 2001 Credit Agreement will range from LIBOR plus 1.75% to LIBOR plus 2.25% or the Agent's Prime lending rate at the Company's discretion and based upon the Company's leverage and credit quality. Revolving and term loans currently bear interest at LIBOR plus 2.13% and loans made from the swing line portion of the revolving credit facility currently bear interest at the Agent's Prime lending rate, or 6.75% at June 30, 2001. The 2001 Credit Agreement expires December 31, 2002, but the term may be extended until January 1, 2003 provided that the Company is in compliance with its terms.

      In connection with the 2001 Credit Agreement, the Company entered into an interest rate swap agreement with a notional amount of $150.0 million that effectively fixes the underlying LIBOR rate at 4.62% on loans outstanding under the term loan portion of the 2001 Credit Agreement.

      The Company and the bank group have agreed to amend the 2001 Credit Agreement, to be effective June 30, 2001, by changing the definition of Minimum Tangible Net Worth from $450.0 million to $400.0 million, the fixed charges coverage ratio minimum from 1.60x to 1.40x and the definition of EBITDA to exclude gains and losses from land sales. Had it not obtained this amendment, the Company would have violated the Minimum Tangible Net Worth covenant as a result of the settlement charge taken in the second quarter of 2001. This amendment also provides that in the event the Court does not approve the settlement of the Consolidated Class Actions and Derivative Actions, as described in Note 6, or if the settlement is materially modified or not fully consummated, the changes referred to above shall not be effective.

5.    SHOPPING CENTER DISPOSITIONS

      During the second quarter of 2001, the Company sold a 10,125 square foot shopping center to an unrelated party in Lawrenceville, Georgia for $2.4 million.

6.    CONTINGENCIES

      The Company has been named in a number of lawsuits since the discovery of undisclosed compensation arrangements and related party transactions discussed in its 1999 and 2000 filings on Form 10-K. One or more of these suits also names as defendants JDN Development and certain current and former officers and directors of JDN Development and/or the Company. As set forth below, the Company has reached preliminary agreements to settle certain of these pending actions and another action has been dismissed.

      Certain class actions were filed in federal court and allege violations of the federal securities laws asserting that by failing to report undisclosed compensation, unauthorized benefits and related party transactions to the public in the Company's financial statements, public filings, and otherwise, the defendants made or participated in making material misstatements or omissions which caused the plaintiffs to purchase the Company's common and preferred stock at artificially inflated prices. Included in the class actions is a lawsuit which names among the defendants certain underwriters involved in the preferred stock offering by the Company in 1998 (the "Preferred Stock Class Action"). The Preferred Stock Class Action raises allegations similar to those raised in the other class action cases, but it is based on purported misrepresentations or omissions in the Company's registration statement and prospectus in connection with the 1998 offering. The plaintiffs in these lawsuits sought compensatory damages of an indeterminate amount, interest, attorneys' fees, experts' fees and other costs and disbursements. On April 17, 2000, the federal court entered an order consolidating the various class actions in the United States District Court for the Northern District of Georgia (the "Consolidated Class Actions"). On July 6, 2001, the Company and certain of the individual defendants reached an agreement to settle the Consolidated Class Actions. Under the agreement, the Company will pay the plaintiffs approximately $16.8 million in cash, issue 1,681,568 shares of its common stock and provide a $4.0 million guarantee that class members will receive a minimum of $7.5 million from recoveries or settlements from outside parties. Amounts received from third parties in excess of $3.5 million will reduce this guarantee dollar for dollar. In addition, the agreement contains certain restrictions on the issuance of common equity at or below $11.70 per share until the earlier of the distribution of common stock consideration to the class members or June 30, 2002. Upon payment and performance of other certain obligations, the agreement provides for the release of the Company and JDN Development from further liability for the related claims. The settlement with the plaintiffs is subject to various conditions, including preliminary approval by the Court, notice to the class and final approval by the Court after a hearing on the fairness of the settlement. There can be no assurances that the Court will find the settlement to be fair to the class or that, because certain members of the class may opt out of the lawsuit, JDN will not be a party to additional lawsuits or claims brought by individuals.

      Related lawsuits were also filed against the Company as a nominal defendant, as well as certain current and former members of management and members of the Company's board of directors in the United States District Court for the Northern District of Georgia, Atlanta Division and in Fulton County Superior Court. A similar suit has been filed in State Court of Fulton County naming Ernst & Young LLP, the Company's auditors, in addition to the above-referenced defendants. The plaintiffs purport to bring these suits as derivative actions (the "Derivative Actions"). The complaints allege that the individual defendants, from 1994 through 1999, violated certain duties in connection with the previously undisclosed compensation arrangements. The complaints also allege claims for breach of fiduciary duty, abuse of control, waste of corporate assets, unjust enrichment and gross mismanagement. The plaintiffs, on behalf of the Company, sought injunctive relief, compensatory and punitive damages and disgorgement of all profits and gains by the individual defendants. On July 26, 2001, the Company and certain of the individual defendants reached an agreement to settle the Derivative Actions. Under the agreement, the Company will implement or formalize certain corporate governance policies, many of which have already been adopted by the Company, as applicable, and will pay the plaintiffs' attorneys' fees using 248,000 shares of the Company's common stock. The settlement is subject to preliminary approval by the Court, notice and final approval by the Court after a hearing on the fairness of the settlement. There can be no assurances that the Court will approve the proposed settlement.

      A class action lawsuit was also filed by the Company's shareholders against the Company, JDN Development, and certain current and former officers and directors of these companies in the Superior Court of Fulton County, Georgia. The complaint contained substantially the same factual allegations asserted in the federal class actions, but purported to seek relief under state law for damages which these plaintiffs allege should have been paid to the class as dividends (the "Fulton County Class Action"). The original complaint contained claims of common law fraud, conversion and purported violations of Georgia's Racketeer Influenced and Corrupt Organizations Act, but the fraud count was dropped by way of an amended complaint recently filed by the plaintiffs. The plaintiffs sought compensatory and punitive damages, attorneys' fees and expenses, interest and equitable relief. On May 8, 2001, the Superior Court granted the defendants' motion to dismiss the Fulton County Class Action. No appeal was taken from the Court's order and the time for filing an appeal has expired.

      During the second quarter of 2001, the Company recorded a settlement expense of $45.8 million related to the settlement of the Consolidated Class Actions and the Derivative Actions. In addition the Company also recorded $1.3 million in legal and other costs that the Company expects to incur related to the aforementioned settlements.

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

      On April 28, 2000, Lake Lucern Estates Civic Club, Inc., a nonprofit homeowners association located in Gwinnett County, Georgia, and a number of individual plaintiffs, filed suit against JDN Development, Lowe's Companies, Inc. and Haygood Contracting, Inc. in the Superior Court of Fulton County, Georgia. The complaint asserted trespass, nuisance and negligence against JDN Development in connection with the development of a shopping center anchored by Lowe's. On July 9, 2001, the Company reached a settlement with the plaintiffs. Under the terms of the settlement, the Company paid approximately $750,000 to the plaintiffs and recovered $250,000 from a co-defendant in the suit. The Company recorded a settlement expense related to this matter in the three and six months ended June 30, 2001 in the amount of $500,000. Upon execution of this settlement, the Company and all other defendants in the lawsuit will be released from further liabilities related to the allegations in this lawsuit, provided certain conditions are met.

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

      The Company is from time to time a party to other legal proceedings that arise in the ordinary course of its business. The Company is not currently involved in any litigation in addition to the lawsuits described above the outcome of which would, in management's judgement based on information currently available, have a material adverse effect on the results of operations or financial condition of the Company, nor is management aware of any such litigation threatened against the Company.

7.    EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                  Three months ended June 30,      Six months ended June 30,
                                                                      2001            2000            2001            2000
------------------------------------------------------------------------------------------------------------------------------
Numerator:
 Income (loss) before extraordinary items and cumulative
  effect of change in accounting principle                       $    (42,800)   $     10,604     $   (26,690)    $     24,662
 Extraordinary items                                                       --              --          (1,608)             --
 Cumulative effect of change in accounting principle                       --              --            (280)             --
                                                                 -------------   -------------   -------------   -------------

 Net income (loss)                                                    (42,800)         10,604         (28,578)         24,662
 Dividends to preferred shareholders                                   (1,172)         (1,172)         (2,344)         (2,344)
                                                                 -------------   -------------   -------------   -------------

 Net income (loss) attributable to common shareholders           $    (43,972)   $      9,432    $    (30,922)   $     22,318
                                                                 =============   =============   =============   =============

Denominator:
 Weighted-average shares outstanding                                   32,861          32,737          32,864          32,853
 Unvested restricted stock outstanding                                   (288)           (420)           (319)           (533)
                                                                 -------------   -------------   -------------   -------------
 Denominator for basic earnings per share                              32,573          32,317          32,545          32,320
 Dilutive effect of stock option and unvested restricted stock             --             113              --              75
                                                                 -------------   -------------   -------------   -------------
 Denominator for diluted earnings per share                            32,573          32,430          32,545          32,395
                                                                 =============   =============   =============   =============

Income (loss) per common share - basic:
 Income (loss) before extraordinary items and cumulative
  effect of change in accounting principle
  (net of preferred dividends)                                   $      (1.35)   $       0.29    $      (0.89)   $       0.69
 Extraordinary items                                                       --              --           (0.05)             --
 Cumulative effect of change in accounting principle                       --              --           (0.01)             --
                                                                 -------------   -------------   -------------   -------------
 Net income (loss) attributable to common shareholders           $      (1.35)   $       0.29    $      (0.95)   $       0.69
                                                                 =============   =============   =============   =============

Income (loss) per common share - diluted:
 Income (loss) before extraordinary items and cumulative
  effect of change in accounting principle
  (net of preferred dividends)                                   $      (1.35)   $       0.29    $      (0.89)   $       0.69
 Extraordinary items                                                       --              --           (0.05)             --
 Cumulative effect of change in accounting principle                       --              --           (0.01)             --
                                                                 -------------   -------------   -------------   -------------
 Net income (loss) attributable to common shareholders           $      (1.35)   $       0.29    $      (0.95)   $       0.69
                                                                 =============   =============   =============   =============

      Of total options outstanding, options to purchase 1,267,921 shares of common stock for the three months ended June 30, 2000 were outstanding but were not considered in the computation of diluted earnings per share because the options' exercise prices were higher than the average market price of the common shares for the applicable periods. Therefore, the effect of these options on earnings per share would be antidilutive.

      The Company is the general partner in a limited partnership that issued limited partnership units initially valued at $3.0 million in a limited partnership formed to own and operate a shopping center in Milwaukee, Wisconsin. Subject to certain conditions, the limited partnership units are exchangeable for cash or 139,535 shares of the Company's common stock. As of June 30, 2001, none of the limited partnership units have been exchanged for shares. Using the "if-converted" method, the effect of these units is antidilutive; therefore, they have been excluded from the computation of earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      JDN Realty Corporation is a real estate company specializing in the development and asset management of shopping centers. When referred to herein, the term "Company" represents JDN Realty Corporation and its wholly owned or majority-owned subsidiaries. As of June 30, 2001, the Company owned and operated 109 shopping center properties containing approximately 11.4 million square feet of gross leasable area ("Company GLA") located in 20 states, with the highest concentrations of Company GLA in Georgia, Tennessee, and Florida. The principal tenants of the Company's properties include Lowe's, Wal-Mart and TJX Companies. As of June 30, 2001, the Company had 19 projects under construction. The Company was incorporated under Maryland law in 1993 and has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2001 to the Three Months Ended June 30, 2000

      During 2001 and 2000, the Company developed and began operations at 30 properties totaling approximately 2.4 million square feet (the "Development Properties"). During 2001 and 2000, the Company disposed of 16 properties totaling approximately 2.9 million square feet (the "Disposition Properties"). In addition, as a result of the consolidation of JDN Development, effective January 1, 2001, amounts previously reported in equity in net income of unconsolidated entities are now recorded in other line items in the Condensed Consolidated Statements of Operations. As indicated below, the Company's results of operations were affected by the Development Properties, the Disposition Properties and the consolidation of JDN Development.

      Minimum and percentage rents decreased $1.1 million or 4.8% to $22.3 million for the three months ended June 30, 2001 from $23.4 million for the same period in 2000. Minimum and percentage rents increased by $666,000 as a result of the Development Properties and $512,000 as a result of the consolidation of JDN Development. These increases are offset by a $2.3 million decrease related to the Disposition Properties.

      Recoveries from tenants increased $679,000 or 23.8% to $3.5 million for the three months ended June 30, 2001 from $2.9 million for the same period in 2000. Recoveries from tenants increased by $301,000 as a result of the Development Properties and $57,000 as a result of the consolidation of JDN Development. These increases are partially offset by a $52,000 decrease related to the Disposition Properties. The remaining increase is caused by net increases in recoverable expenses at existing properties.

      Other revenue of $637,000 for the three months ended June 30, 2001 represents management fees earned on third-party management services recognized by JDN Development and a lease termination fee of $559,000 recognized at one of the Company's shopping center properties.

      Operating and maintenance expenses increased $781,000 or 40.5% to $2.7 million for the three months ended June 30, 2001 from $1.9 million for the same period in 2000. Operating and maintenance expenses increased by $247,000 as a result of the Development Properties and $132,000 as a result of the consolidation of JDN Development. These increases are partially offset by a $90,000 decrease related to the Disposition Properties. The remaining increases are a result of increased operating and maintenance expenses at existing properties.

      Real estate taxes increased $357,000 or 23.3% to $1.9 million for the three months ended June 30, 2001 from $1.5 million for the same period in 2000. Real estate taxes increased by $159,000 as a result of the Development Properties and $46,000 as a result of the consolidation of JDN Development. The remaining increase relates to an increase in real estate taxes at existing properties.

      General and administrative expenses increased $1.1 million for the three months ended June 30, 2001 over the same period in 2000. This increase is primarily the result of the consolidation of JDN Development.

      Corporate investigation and legal costs decreased $352,000 or 46.3% to $408,000 for the three months ended June 30, 2001 from $760,000 for the same period in 2000. These costs represent the professional fees incurred by the Company primarily as a result of the investigation by the SEC and the class action lawsuits. See "Undisclosed Transactions, Lease Discrepancies and Management Changes" under Part I, Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

      Impairment losses for the three months ended June 30, 2001 of $456,000 represent charges, net of increases in estimated fair value of properties written down in previous periods, to reduce the basis of land and shopping centers held for sale to estimated fair value less costs to sell.

      Depreciation and amortization expense decreased $89,000 or 1.6% to $5.5 million for the three months ended June 30, 2001 from $5.6 million for the same period in 2000. Depreciation and amortization increased by $321,000 as a result of the Development Properties and $147,000 as a result of the consolidation of JDN Development. These increases are offset by a $610,000 decrease related to the Disposition Properties. The remaining increase primarily relates to improvements to existing properties.

      Settlement expense for the three months ended June 30, 2001 of $47.6 million represents net settlement charges incurred in the second quarter. Of this amount, $500,000 resulted from the settlement of a lawsuit brought by the Lake Lucern Estates Civic Club, Inc. Of the remaining settlement charge, $45.8 million resulted from settlement of the Consolidated Class Actions and Derivative Actions and $1.3 million represents legal and other costs the Company expects to incur related to the aforementioned settlements. See "Undisclosed Transactions, Lease Discrepancies and Management Changes" under Part I, Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this report for further discussion.

      Interest expense, net of capitalized amounts, increased $384,000 or 5.4% to $7.5 million for the three months ended June 30, 2001 from $7.1 million for the same period in 2000. Of this increase, $1.7 million represents interest that was primarily expensed at JDN Development. The remaining decrease relates to a reduction in the rate paid on the Company's bank credit facilities.

      Other income (expense), net decreased $561,000 or 128.1% to a net loss of $123,000 for the three months ended June 30, 2001 from a net income of $438,000 for the same period in 2000. Of this decrease, $375,000 relates to the consolidation of JDN Development and $222,000 relates to a decrease in interest income recorded by the Company on an impaired mortgage note receivable. These decreases are partially offset by an increase in miscellaneous interest income.

      Equity in net income (loss) of unconsolidated entities decreased $1.3 million to a net loss of $44,000 for the three months ended June 30, 2001 from a net income of $1.2 million for the same period in 2000. As noted above, this decrease is primarily related to the consolidation of JDN Development. The remaining amount relates to losses incurred by four unconsolidated joint ventures.

      Net gain (loss) on real estate sales for the three months ended June 30, 2001 represents gains on the sale of one shopping center and three parcels of land offset by trailing costs of shopping centers sold in previous periods.

Comparison of the Six Months Ended June 30, 2001 to the Six Months Ended June 30, 2000

      Minimum and percentage rents decreased $1.2 million or 2.7% to $45.2 million for the six months ended June 30, 2001 from $46.5 million for the same period in 2000. Minimum and percentage rents increased by $1.8 million as a result of the Development Properties and $1.2 million as a result of the consolidation of JDN Development. These increases are partially offset by a $4.5 million decrease related to the Disposition Properties. The remaining increase relates to a net increase in rental revenue at existing properties.

      Recoveries from tenants increased $1.5 million or 24.9% to $7.4 million for the six months ended June 30, 2001 from $5.9 million for the same period in 2000. Recoveries from tenants increased by $615,000 as a result of the Development Properties and $354,000 as a result of the consolidation of JDN Development. This increase is partially offset by a $92,000 decrease related to the Disposition Properties. The remaining increase relates to net increases in recoveries from tenants at existing properties.

      Other revenue of $705,000 for the six months ended June 30, 2001 represents management fees earned on third-party management services recognized by JDN Development and a lease termination fee of $559,000 recognized at one of the Company's shopping center properties.

      Operating and maintenance expenses increased $1.4 million or 34.4% to $5.6 million for the six months ended June 30, 2001 from $4.1 million for the same period in 2000. Operating and maintenance expenses increased by $539,000 as a result of the Development Properties and $297,000 as a result of the consolidation of JDN Development. This increase is partially offset by a $189,000 decrease related to the Disposition Properties. The remaining increases are a result of increased operating and maintenance expenses at existing properties.

      Real estate taxes increased $714,000 or 23.2% to $3.8 million for the six months ended June 30, 2001 from $3.1 million for the same period in 2000. Real estate taxes increased by $313,000 as a result of the Development Properties and $58,000 as a result of the consolidation of JDN Development. The remaining increase relates to increases in real estate taxes at existing properties.

      General and administrative expenses increased $2.2 million or 57.8% for the six months ended June 30, 2001 over the same period in 2000. This increase is primarily the result of the consolidation of JDN Development.

      Corporate investigation and legal costs decreased $1.3 million or 56.3% to $982,000 for the six months ended June 30, 2001 from $2.3 million for the same period in 2000. These costs represent the professional fees incurred by the Company primarily as a result of the investigation by the SEC and the class action lawsuits. See "Undisclosed Transactions, Lease Discrepancies and Management Changes" under Part I, Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

      Impairment losses for the six months ended June 30, 2001 of $456,000 represent charges, net of increases in estimated fair value of properties written down in previous periods, to reduce the basis of land and shopping centers held for sale to estimated fair value less costs to sell.

      Depreciation and amortization expense decreased $13,000 or .1% to $10.9 million for the six months ended June 30, 2001 over the same period in 2000. Depreciation and amortization increased by $709,000 as a result of the Development Properties and $426,000 as a result of the consolidation of JDN Development. These increases are partially offset by a $1.1 million decrease related to the Disposition Properties. The remaining increase primarily relates to improvements at existing properties.

      Settlement expense for the six months ended June 30, 2001 of $47.6 million represents net settlement charges incurred in the second quarter. Of this amount, $500,000 resulted from the settlement of a lawsuit brought by Lake Lucern Estates Civic Club, Inc. Of the remaining settlement charge, $45.8 million resulted from settlement of the Consolidated Class Actions and Derivative Actions and $1.3 million represents legal and other costs the Company expects to incur related to the aforementioned settlements. See "Undisclosed Transactions, Lease Discrepancies and Management Changes" under Part I, Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Note 6 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion.

      Interest expense, net of capitalized amounts, increased $3.3 million or 25.5% to $16.2 million for the six months ended June 30, 2001 from $12.9 million for the same period in 2000. Of this increase, $3.4 million represents interest that was previously expensed at JDN Development. The remaining increase relates primarily to an increase in amortization of deferred loan costs offset by a $1.1 million decrease due to a reduction in the rate paid on the Company's bank credit facilities.

      Other (expense) income, net decreased $392,000 or 49.6% to $398,000 for the six months ended June 30, 2001 from $790,000 for the same period in 2000. Of this decrease, $240,000 relates to a decrease in interest income recorded by the Company on an impaired mortgage note receivable and $24,000 relates to the consolidation of JDN Development. The remaining decrease relates to a decrease in miscellaneous interest income.

      Equity in net income of unconsolidated entities decreased $2.2 million or 119% to a $357,000 net loss for the six months ended June 30, 2001 from income of $1.9 million income for the same period in 2000. As noted above, this decrease is primarily related to the consolidation of JDN Development. The remaining amount relates to losses incurred by four unconsolidated joint ventures.

      Minority interest in net income of consolidated subsidiary decreased $54,000 or 39.3% to $84,000 for the six months ended June 30, 2001 from $138,000 for the same period in 2000. This decrease results from a decrease in net income allocated to the third-party investors in a consolidated limited partnership.

      Net gain on real estate sales for the six months ended June 30, 2001 represents gains on the sale of seven shopping centers and five parcels of land offset by trailing costs of shopping centers and land parcels sold in previous periods.

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

                                                                Three Months Ended June 30,      Six Months Ended June 30,
(In thousands)                                                      2001            2000            2001            2000
                                                               -------------   -------------   -------------   -------------
Net income (loss) attributable to common shareholders          $    (43,972)   $      9,432    $    (30,922)   $     22,318

Depreciation of real estate assets                                    4,955           5,155           9,949          10,234

Amortization of tenant allowances and tenant improvements               114              80             217             162

Amortization of deferred leasing commissions                            211             132             412             251

Impairment losses on shopping centers held for sale                     296              --             296           1,289

Net (gain) loss on sale of operating real estate                        481          (1,692)         (9,280)         (8,529)

Extraordinary items                                                      --              --           1,608              --

Change in accounting principle                                           --              --             280              --

Adjustments related to activities in unconsolidated entities              8          (2,144)             34          (1,958)
                                                               -------------   -------------   -------------   -------------
FFO                                                            $    (37,907)   $     10,963    $    (27,406)   $     23,767
                                                               =============   =============   =============   =============

Leasing and Property Information

      As of June 30, 2001, Lowe's, Wal-Mart and TJX Companies represented 16.0%, 5.2% and 3.3% respectively, of the annualized base rent of the Company ("Annualized Base Rent"). In addition, at that date, anchor tenants represented 39.6% of Annualized Base Rent and national and regional tenants represented 82.7% of Annualized Base Rent. As of June 30, 2001, properties owned and operated by the Company and affiliated entities were 94.2% leased. Occupancy decreased from 94.9% as of March 31, 2001 primarily due to anchor tenant vacancies at three shopping centers in the second quarter of 2001, representing approximately 140,000 square feet.

      As of June 30, 2001, the Company operated shopping center properties in 20 states. Shopping center properties located in Georgia, Tennessee, North Carolina and Wisconsin represented 38.6%, 12.3%, 7.3% and 6.7%, respectively, of Annualized Base Rent.

      The Company derives the majority of its rental income and development activities from the retail industry and is therefore exposed to adverse trends or events affecting segments of the retail industry. As of June 30, 2001, the Company was exposed primarily to the following segments of the retail industry:

                                                                 Percentage of
                                                                Annualized Base
Retail Segment                                                       Rent
-------------------------------------------------------------------------------

Home Improvement                                                           16.1%

Supermarket                                                                13.7%

Restaurant                                                                  9.1%

Discount                                                                    7.1%

Discount Department Stores                                                  4.7%

Apparel                                                                     4.4%

Office Supplies                                                             3.4%

Home Goods                                                                  2.8%

Pet Supply                                                                  2.5%

Theater                                                                     2.2%

Drug Store                                                                  1.7%

      Several companies in the Theater segment recently filed for protection under Chapter 11 of the bankruptcy code. Of the Company's five leases with theater companies as of July 31, 2001, three leases are with companies who have filed for Chapter 11 protection, representing an aggregate of 1.4% of Annualized Base Rent. As of July 31, 2001, two of these leases have been modified for rental rate reductions totaling an aggregate of approximately $1.1 million, one of which has been approved by the bankruptcy court. The third lease has not been approved, but currently has no provision for rental rate reduction. Rejection of one or more of these leases or modifications resulting in rate reductions could have an adverse effect on the Company's results of operations in future periods.

      During the first half of 2001, the retail industry continued to report lower than expected same store sales. While drug stores, wholesale clubs and discount chains achieved modest sales increases in the second quarter, apparel, office supply, and pet supply retailers' sales have not met analysts' expectations. The Company's exposure to the apparel, office supply and pet supply retail segments is approximately 4.4%, 3.4% and 2.5%, respectively, of Annualized Base Rent. Should the retail industry continue to experience lower than expected same store sales, tenants may have difficulty honoring their existing lease obligations and the Company may have difficulty leasing new space at its development projects.

New Development Activities

      The Company's primary business has historically been to develop shopping centers anchored by retailers such as Lowe's and Wal-Mart. The Company has also historically developed for other retailers such as Kohl's, Kroger and PetsMart. The Company is currently involved in development activities with 10 different secondary anchor tenants such as Best Buy and Bed, Bath and Beyond. The Company expects to continue to pursue development opportunities with retailers with whom it has traditionally worked while broadening the tenant and product mix to include grocers and grocery-anchored shopping centers. Management intends to become more selective in the development projects it approves with a focus on locations in larger metropolitan markets that have high barriers to new supply with demographic attributes that allow for net operating income growth over time.

      As a result of management adopting more selective criteria when considering new developments, along with other factors, such as cost of capital, management changes and changing relations with retail customers, the Company expects that the number of new development projects will decrease over the next 12 to 18 months. This reduction in activity may cause the rate of historical growth in revenues to decrease and income from land sales and development fees to decrease. These decreases along with the loss of net operating income resulting from disposition of shopping center properties could affect the Company's ability to increase its dividend to shareholders from its current level.

Redevelopment Activities

      A component of management's repositioning strategy is the redevelopment of shopping centers as a method of adding value to the Company's existing operating portfolio. The Company is currently involved in a shopping center redevelopment located in Brown Deer, Wisconsin. Management anticipates that redevelopment activity may increase as a result of the weakening retail market and the vacancies that would be created by a possible consolidation of retail tenants.

Liquidity and Capital Resources

Sources and Uses of Funds
-------------------------
      Historically, the Company's primary sources of funds have been cash provided by operating activities, proceeds from lines of credit, term debt, secured mortgage notes payable, debt and equity offerings, and shopping center and land sales. The Company's primary uses of funds have historically been development, redevelopment and acquisition of shopping center properties, distributions to shareholders, repayment of outstanding indebtedness, repurchase of common stock, scheduled debt amortization, leasing costs and capital improvements to its existing shopping center properties. The Company generally has used cash provided by operating activities to fund its distributions to shareholders, leasing costs and capital improvements to existing properties and scheduled debt amortization. The Company has used proceeds from its lines of credit, term debt, secured mortgage notes payable, debt and equity offerings, sales of shopping centers and land sales to repay outstanding indebtedness and to repurchase common stock and to fund its ongoing development, redevelopment and acquisition activities.

      During the first six months of 2001, the Company incurred $57.3 million in development costs. To fund these development activities, the Company sold all or portions of seven shopping centers and six vacant parcels of land for proceeds of approximately $52.0 million, and funded the remaining costs with proceeds from its line of credit.

Indebtedness
------------
      As of June 30, 2001, the Company's indebtedness consisted of the following:

                                                                            Effective                       Percent
                                                             Principal      Interest         Maturity       of Total      Months to
                                                              Balance         Rate             Date       Indebtedness    Maturity
                                                           ------------   ------------     -------------  ------------  ------------
                                                          (in thousands)
Fixed Rate
   Mortgage note payable - Denver, Colorado                   $ 21,254           6.81%       17-Jul-01            3.7%             1
   Mandatory Par Put Remarketed Securities ("MOPPRS")(1)        75,000           7.08%(2)    31-Mar-03           13.2%            21
   Mortgage note payable - Richmond, Kentucky                    5,914           8.00%(3)    01-Dec-03            1.0%            29
   Seven Year Notes                                             74,891           7.10%(2)    01-Aug-04           13.2%            37
   Ten Year Notes                                               84,837           7.23%(2)    01-Aug-07           14.9%            73
   Mortgage note payable - Milwaukee, Wisconsin                  4,287           7.75%       01-Aug-09            0.8%            97
   Mortgage note payable - Jackson, Mississippi                  6,605           9.25%(4)    01-Mar-17            1.2%           188
   Mortgage note payable - Marietta, Georgia                    10,610           7.66%(2)    15-Nov-17            1.9%           197
   Mortgage note payable - Lilburn, Georgia                     12,223           6.70%(2)    10-Feb-18            2.2%           200
   Mortgage note payable - Woodstock, Georgia                   11,493           6.55%(2)    15-Apr-18            2.0%           202
   Mortgage note payable - Hendersonville, Tennessee            10,417           7.66%(2)    15-Jan-19            1.8%           211
   Mortgage note payable - Alpharetta, Georgia                  13,075           6.62%(2)    15-Apr-19            2.3%           214
                                                           ------------   ------------                    ------------  ------------
                                                               330,606           7.19%                           58.2%            73
Floating Rate(7)
   Fleet Revolver                                               93,000           7.46%(5)    31-Dec-02           15.2%            18
   Fleet Term Loan                                             150,000           7.42%(5)    31-Dec-02           26.4%            18
   Fleet Swing Line of Credit                                    4,000           8.10%(6)    31-Dec-02            0.2%            18
                                                           ------------   ------------
                                                               247,000           7.66%                           41.8%             7
                                                           ------------   ------------                    ------------  ------------
                                                              $577,606           7.30%                          100.0%            50
                                                           ============   ============                    ============  ============

(1) Represents notes payable with a stated rate of 6.918% and a stated maturity date of March 31, 2013. These notes are subject to mandatory tender on March 31, 2003.
(2)   Represents stated rate plus amortization of deferred loan costs.
(3)   The interest rate on this note is adjusted on December 1 of each year.
(4) The note can be prepaid without penalty after March 1, 2000 with 90 days written notice to the lender.
(5) Represents stated rate of LIBOR plus 2.125% plus amortization of deferred loan costs.
(6)   Represents stated rate of Prime plus amortization of deferred loan costs.
(7) Floating rate debt exposure is limited through investment in financial derivatives. As of June 30, 2001, 150,000 of the $247,000 was hedged with a swap with a fixed rate of 4.62% that expires on December 31, 2002, while the remaining floating rate debt was hedged with a LIBOR cap of 7.25% that expires on August 21, 2002.

      On March 29, 2001, the Company closed a Third Amended and Restated Master Credit Agreement (the "2001 Credit Agreement") with Fleet National Bank as Agent. Proceeds from the 2001 Credit Agreement paid in full amounts outstanding under the Second Amended and Restated Credit Agreement and the Amended and Restated Term Loan (the "Secured Credit Agreements") with Wachovia Bank, N.A, as agent. The 2001 Credit Agreement provides for maximum borrowings of $300.0 million, comprised of a $150.0 million revolving credit facility and a $150.0 million term loan. Loans made pursuant to the 2001 Credit Agreement will range from LIBOR plus 1.75% to LIBOR plus 2.25% or the agent's Prime lending rate at the Company's discretion and based upon the Company's leverage and credit quality. Revolving and term loans currently bear interest at LIBOR plus 2.13% and loans made from the swing line portion of the revolving credit facility currently bear interest at the agent's Prime lending rate, or 6.75% at June 30, 2001. The 2001 Credit Agreement expires December 31, 2002, but the term may be extended until January 1, 2003 provided that the Company is in compliance with its terms.

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

      The 2001 Credit Agreement contains financial covenants including, but not limited to, a liabilities-to-assets ratio, fixed charges coverage ratios and a net worth covenant. In addition, the 2001 Credit Agreement restricts, subject to certain exceptions, the amount of distributions to the Company's shareholders to 95% of the Company's Funds From Operations (as defined in the 2001 Credit Agreement). The Company incurred fees and expenses associated with the closing of the 2001 Credit Agreement of approximately $5.4 million.

      The Company and the bank group have agreed to amend the 2001 Credit Agreement, to be effective June 30, 2001, by changing the definition of Minimum Tangible Net Worth from $450.0 million to $400.0 million, the fixed charges coverage ratio minimum from 1.60x to 1.40x and the definition of EBITDA to exclude gains and losses from land sales. Had it not obtained this amendment, the Company would have violated the Minimum Tangible Net Worth covenant as a result of the settlement charge taken in the second quarter of 2001. This amendment also provides that in the event the Court does not approve the settlement of the Consolidated Class Actions and Derivative Actions, as described in Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this report, or if the settlement is materially modified or not fully consummated, the changes referred to above shall not be effective.

      On July 27, 2001 the Company refinanced its mortgage note payable - Denver, Colorado with a $23.0 million mortgage loan secured by the same shopping center located in Denver, Colorado. The new mortgage loan matures February 15, 2002 and bears interest at LIBOR plus 2%. The loan provides for two three-month extension options provided certain conditions are met. The Company intends to refinance this loan on a long term basis once re-leasing of an anchor tenant space is complete.

Dispositions
------------
      The disposition strategy of the Company is to dispose of shopping center properties the returns and growth potential of which are no longer consistent with the Company's objectives and to generate capital to fund development and redevelopment activities and to pay the Company's legal fees and costs associated with the Consolidated Class Actions and Derivative Actions. Management seeks to hold for long-term investment properties with assets located in high barrier-to-entry, high growth markets with an emphasis on rates of profitability that meet the Company's objectives.

      During the six months ended June 30, 2001, the Company sold all or portions of seven shopping center properties and five parcels of land for aggregate proceeds of approximately $52.0 million. In July 2001, the Company sold three shopping centers and three parcels of land for aggregate proceeds of approximately $34.7 million. As of July 31, 2001, the Company was negotiating the sale of all or portions of 12 shopping center properties with an aggregate net book value of approximately $47.5 million and annual net operating income of approximately $5.0 million for estimated proceeds of approximately $49.4 million. Nine of those properties were subject to definitive agreements at July 31, 2001. Additionally, the Company was marketing for sale approximately 271 acres of land at July 31, 2001, with an aggregate book value of approximately $41.9 million for estimated proceeds of approximately $52.1 million. The Company expects that most of these properties and land will be sold in 2001 and the first half of 2002. The closing of the dispositions is dependent upon, among other things, completion of due diligence and the ability of some of the purchasers to successfully obtain financing. Therefore, there can be no assurance that any of these transactions will close when expected or at all, and there can be no assurance that, if closed, the disposition transactions will produce sufficient liquidity to enable the Company to fund its planned development and redevelopment projects.

      The Company expects the sale of all or portions of operating shopping center properties in addition to the sale of various parcels of land adjacent to certain of its operating properties to be the primary source of capital for the Company to fund its development needs and certain other uses of funds noted above.

Future Sources and Uses of Funds
--------------------------------
      The Company's most significant expected use of capital is its development activities. The Company had 19 projects under construction as of June 30, 2001 and intends to commence construction during the remainder of 2001 on approximately four additional projects. The Company expects that the capital required to fund the future costs of these 23 projects, net of estimated construction reimbursements and expected land sales to retailers who will build and own their space in these projects, is approximately $128.5 million. These future costs are expected to be incurred during the remainder of 2001, 2002 and 2003. This projected capital requirement includes a number of assumptions, including commitments by secondary anchor tenants. If some or all of these tenants do not execute leases, management anticipates that the amount required to finance these projects will be less.

      Another potential use of capital is the satisfaction of the liabilities that have arisen out of the Consolidated Class Actions. The Company expects to fund approximately $16.8 million in the second half of 2001 to satisfy its obligation to pay cash under the settlement agreement in connection with the Consolidated Class Actions. The Company may also have to fund a related $4.0 million guarantee in the first quarter of 2002. Issuance of common stock in connection with settlements of the Consolidated Class Actions and Derivative Actions may increase the Company's dividend expense in future periods, and interest expense will increase if debt is used to pay the cash settlement.

      The Company believes that cash provided by operating activities will be sufficient to fund its required distributions to shareholders (90% of taxable income), improvements to the Company's operating shopping centers, leasing costs and scheduled debt amortization through the end of 2001. The Company is currently reviewing its distribution policy in light of the cash and common stock consideration expected to be used in the settlement of its litigation.

      The Company has historically utilized the public debt and equity markets to fund its development and redevelopment activities. However, the Company believes that it will be unable to issue unsecured debt, common stock or preferred stock as a result of the uneconomical pricing that would be available to the Company for the foreseeable future and, therefore, must dispose of more shopping center properties and land parcels than would otherwise be the case. Furthermore, the Company is limited on the amount of debt that may be outstanding at any given time. Under the applicable indentures for its MOPPRS, Seven Year Notes and Ten Year Notes, and the 2001 Credit Agreement, the Company is limited in the amount of secured debt it may have outstanding to 40% of its Consolidated Total Assets, as defined. As of June 30, 2001, the Company's ratio of Secured Debt to Consolidated Total Assets was 30%. Under the 2001 Credit Agreement, the Company is limited in the amount of total debt it may have outstanding to 60% of Total Consolidated Assets, as defined. As of June 30, 2001, the Company's ratio of total debt to Total Consolidated Assets, as defined, was 57%. The Company is also restricted on additional indebtedness in its interest coverage and fixed charges coverage ratios in the 2001 Credit Agreement. Therefore, the Company has a limited ability to fund its development projects with proceeds from additional indebtedness.

      The Company has engaged a financial advisor to assist in the implementation of the Company's strategy, and in particular, to explore financing alternatives. These alternative means could include, for example, the formation of joint ventures with institutional investors or other partners with available capital at attractive rates.

      Management believes that proceeds from asset sales, construction loans on certain development projects and any financing alternatives identified by its financial advisor will provide the additional funding necessary to complete its current development pipeline and to fund its obligations related to the settlement of the Consolidated Class Actions. The ability to obtain construction loans will be dependent upon a number of factors, including achievement of adequate pre-leasing of the project and satisfaction of any environmental, title or other issues with respect to the underlying real estate. If the Company is unsuccessful in raising capital adequate to fund its development activities, it will be required to discontinue the funding of some or all of its development and redevelopment projects and will be required to liquidate some or all of its development and redevelopment projects on potentially unfavorable terms. These unfavorable terms could result in significant losses upon liquidation and would have an adverse impact on future rental income, FFO and the Company's ability to continue the level of its current distributions to holders of its common stock.

      As of June 30, 2001, the Company's debt requires the following payments in the future:

(Dollars in thousands)
                                                                 Percent of Debt
Year                                              Total             Expiring
--------------------------------------------------------------------------------
2001                                            $ 22,482                    3.9%
2002                                             248,960                   43.1%
2003                                              82,680                   14.3%
2004                                              77,019                   13.3%
2005                                               2,283                    0.4%
2006                                               2,457                    0.4%
2007                                              87,481                   15.1%
2008                                               2,850                    0.5%
2009                                               2,823                    0.5%
2010                                               3,775                    0.7%
Thereafter                                        44,797                    7.8%
                                                ---------                 ------
                                                $577,607                  100.0%
                                                =========                 ======

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

Derivatives and Market Risk
---------------------------
      The Company utilizes variable rate debt to fund, among other things, its development activities. This variable rate debt exposes the Company to interest rate risk that may impact its current and future cash flows. The Company's primary strategy to protect against this risk is to enter into derivative transactions to minimize the variability that changes in interest rates could have on cash flows. A secondary objective of the hedge program is to minimize the income statement effect of hedge effectiveness. In order to achieve the risk management objectives described above, the Company acquires derivative instruments (cash flow hedges) that are intended to react in a predetermined manner to offset the changes in future cash flows caused by changes in benchmark interest rates. Fundamental to the Company's approach to risk management in general, and interest rate risk management in particular, is its willingness to tolerate a relatively small amount of risk through use of floating-rate debt instruments and some shorter-term debt maturities. The Company attempts to eliminate significant interest rate risk through the use of interest rate swaps and caps on a significant amount of floating-rate borrowings. The Company documents the terms and conditions and establishes the hedge's effectiveness both at the inception of each individual hedge and on an ongoing basis in accordance with its risk management policy.

      As of June 30, 2001, the Company had one interest rate swap agreement and one interest rate cap agreement as described below:

                                                             Effective   Termination     Fair
Description of Agreement    Notional Amount   Strike Price     Date         Date        Value
-------------------------   ---------------   ------------   ---------   -----------    -----
                            (in thousands)
LIBOR, 30-day "Rate Cap"       $100,000          7.25%        8/20/00       8/12/02      --

LIBOR, 30-day "Rate Swap"      $150,000          4.62%        3/29/01      12/31/02     (658)


      The Company's future earnings, cash flows and fair values of financial instruments are primarily dependent upon market rates of interest such as LIBOR.

Contingencies
      See "Undisclosed Transactions, Lease Discrepancies and Management Changes" under Part I, Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Note 6 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Derivatives and Market Risk" in Part I, Item 2 and Note 3 to the condensed consolidated financial statements in Part I, Item 1 of this report.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS
            Not applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 17, 2001, the Company held its annual meeting of shareholders, at which time the shareholders elected William B. Greene and William G. Byrnes as Class I directors until the annual meeting of shareholders in 2004 or until their successors are elected and have qualified and Lee S. Wielansky as a Class II director until the annual meeting of shareholders in 2002 or until his successor is elected and has qualified.

The votes were as follows:

                                  William B.   William G.     Lee S.
                                    Greene       Byrnes     Wielansky
                                  ----------   ----------   ----------
Votes cast for                    27,382,656   27,384,893   27,387,242
Votes cast against                         0            0            0
Votes withheld/broker non-votes                                102,254

ITEM 5.     OTHER INFORMATION
            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits
                  3.1   Articles of Restatement of JDN Realty Corporation (1)
                  3.2 Articles of Merger of JDN Enterprises, Inc. with and into the Company (2)
                  3.3   Amended and Restated Bylaws of the Company, as amended
                        (3) 3.4 Form of Articles Supplementary of JDN Realty Corporation classifying the 9 3/8% Series A Cumulative Redeemable Preferred Stock (4)
                  4.1   Specimen Common Stock Certificate (5)
                  4.2 Form of the Company's 9 3/8% Series A Cumulative Redeemable Preferred Stock Certificate (4)
                  4.3   Form of 6.918% MadatOry Par Put Remarketed Securities
                        (sm) ("MOPPRS(sm)") due March 31, 2013 (6)

                  4.4   Form of 6.80% Global Note due August 1, 2004 (7)
                  4.5   Form of 6.95% Global Note due August 1, 2007 (7)
                  4.6 Form of Articles Supplementary of JDN Realty Corporation classifying the 9 3/8% Series A Cumulative Redeemable Preferred Stock (4)

                  10.1 Letter Agreement dated as of July 6, 2001 between JDN Realty Corporation and Clarion - CRA Securities, L.P. as lead plaintiff (8)
                  10.2 Memorandum of Understanding, dated as of July 26, 2001 between JDN Realty Corporation and the counsel for the plaintiffs for the Derivative Action (8)
                  10.3 Exhibits and Schedules to Third Amended and Restated Master Credit Agreement

                  (1) Filed as an exhibit to the Company's filing on Form 8-K dated November 7, 1996, previously filed pursuant to the Securities Exchange Act of 1934, and hereby incorporated by reference.
                  (2) Filed as an exhibit to the Company's Registration Statement on Form S-11 (No. 33-73710) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
                  (3) Filed as an exhibit to the Company's filing on Form 10-K for the year ended December 31, 2000, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
                  (4) Filed as an exhibit to the Company's filing on Form 8-A dated September 17, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
                  (5) Filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-22339) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
                  (6) Filed as an exhibit to the Company's filing on Form 8-K dated April 1, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
                  (7) Filed as an exhibit to the Company's filing on Form 8-K dated August 1, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
                  (8) Filed as an exhibit to the Company's filing a Form 8-K dated July 30, 2001, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

            (b)   Reports on Form 8-K

                  During the three months ended June 30, 2001, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         JDN Realty Corporation


Date: August 14, 2001                By: /s/ Craig Macnab
                                         ---------------------------------------
                                         Craig Macnab
                                         President and Chief Executive Officer


Date: August 14, 2001                By: /s/ John D. Harris, Jr.
                                         ---------------------------------------
                                         John D. Harris, Jr.
                                         Senior Vice President and Chief
                                         Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number            Exhibit
------            -------

3.1               Articles of Restatement of JDN Realty Corporation (1)
3.2 Articles of Merger of JDN Enterprises, Inc. with and into the Company (2)
3.3               Amended and Restated Bylaws of the Company, as amended (3)
3.4 Form of Articles Supplementary of JDN Realty Corporation classifying the 9 3/8% Series A Cumulative Redeemable Preferred Stock (4)
4.1               Specimen Common Stock Certificate (5)
4.2 Form of the Company's 9 3/8% Series A Cumulative Redeemable Preferred Stock Certificate (4)
4.3 Form of 6.918% MadatOry Par Put Remarketed Securities (sm) ("MOPPRS(sm)") due March 31, 2013 (6)
4.4               Form of 6.80% Global Note due August 1, 2004 (7)
4.5               Form of 6.95% Global Note due August 1, 2007 (7)
4.6 Form of Articles Supplementary of JDN Realty Corporation classifying the 9 3/8% Series A Cumulative Redeemable Preferred Stock (4)

10.1 Letter Agreement dated as of July 6, 2001 between JDN Realty Corporation and Clarion - CRA Securities, L.P. as lead plaintiff (8)
10.2 Memorandum of Understanding, dated as of July 26, 2001 between JDN Realty Corporation and the counsel for the plaintiffs for the Derivative Action (8)
10.3              Exhibits and Schedules to Third Amended and Restated Master
                  Credit Agreement

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

(7) Filed as an exhibit to the Company's filing on Form 8-K dated August 1, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
(8) Filed as an exhibit to the Company's filing a Form 8-K dated July 30, 2001, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.