Form 10-Q
period 2001-09-30
JDN REALTY CORP
filed 2001-11-13
CIK 916836

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission file number  001-12844

                             JDN REALTY CORPORATION
                         ------------------------------

             (Exact Name of Registrant as Specified in Its Charter)

           Maryland                                       58-1468053
-------------------------------              -----------------------------------
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

Yes   X         No ______
    -----

     As of October 31, 2001, 32,850,143 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

FORWARD-LOOKING STATEMENTS IN FORM 10-Q

     Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used, statements which are not historical in nature, including the words "anticipate," "estimate," "should," "expect," "believe," "intend" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are, by their nature, subject to known and unknown risks and uncertainties. Forward-looking statements include statements regarding future sales of real estate, future development activities, including the level of such activities with certain tenants, future redevelopment of shopping center properties and projected capital requirements for, number of, and timing of shopping centers to be delivered from the Company's development pipeline. Among the factors that could cause actual results to differ materially from those anticipated are the following: changes in the composition of senior management and the Board of Directors; the ability to attract and retain key employees; business conditions and the general economy, especially as they affect interest rates and value-oriented retailers; the effect of recent economic and political events particularly as they relate to the Company's ability to complete the secondary anchor tenant leasing of its current development projects, the growth plans of the Company's tenant customers and potential bankruptcy of tenants in the Company's operating shopping centers; the federal, state and local regulatory environment; the ability to refinance maturing debt obligations on acceptable terms; the availability of debt and equity capital with acceptable terms and conditions including, without limitation, the availability of bank credit to fund development and redevelopment activities; the ability to sell operating shopping center properties and parcels of land as projected and upon economically favorable terms; the availability of partners for joint venture projects and the ability to negotiate favorable joint venture terms; the availability of new development opportunities; changes in the financial condition or corporate strategy of or business relations with primary retail tenants; the outcome and timing of any resolution and costs of pending litigation and investigations; the ability to fund, complete and lease existing development and redevelopment projects on schedule and within budget; the ability to maintain or obtain all necessary licenses, permits and approvals required to conduct the Company's business; tax legislation affecting the development business of JDN Realty Corporation and JDN Development Company, Inc.; and the ability of JDN Realty Corporation to maintain its qualification as a real estate investment trust ("REIT"). Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are detailed from time to time in press releases and reports filed by JDN Realty Corporation with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K. For examples, see "Risk Factors" under Part I, Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Company assumes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                                                             Page No.
                                                                                             --------
Condensed Consolidated Balance Sheets - September 30, 2001 and December 31, 2000                3

Condensed Consolidated Statements of Operations - Three Months Ended September 30, 2001
and 2000                                                                                        4

Condensed Consolidated Statements of Operations - Nine Months Ended September 30, 2001
and 2000                                                                                        5

Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30,
2001 and 2000                                                                                   6

Notes to Condensed Consolidated Financial Statements                                            7

                             JDN REALTY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             September 30,   December 31,
                                                                 2001           2000
                                                             -------------  -------------
                                                             (Unaudited)
                                                                    (In thousands)
ASSETS
    Shopping center properties, at cost:
       Land                                                  $   282,197    $   208,653
       Buildings and improvements                                612,591        626,042
       Property under development                                183,708         45,020
                                                             --------------------------

                                                               1,078,496        879,715
       Less: accumulated depreciation and amortization           (83,615)       (80,113)
                                                             -----------    -----------

          Shopping center properties, net                        994,881        799,602
    Cash and cash equivalents                                         --          9,277
    Restricted cash - escrow                                       4,333            102
    Accounts receivable                                           17,354         11,511
    Investments in and advances to unconsolidated entities        13,068        246,799
    Deferred costs, net of amortization                            7,247          6,039
    Other assets                                                  12,940         10,633
                                                             -----------    -----------

                                                             $ 1,049,823    $ 1,083,963
                                                             ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Liabilities
       Unsecured notes payable                               $   234,744    $   234,697
       Secured line of credit and term loan                      200,000        242,000
       Mortgage notes payable                                     97,020         97,444
       Accounts payable and accrued expenses                      60,624         14,558
       Other liabilities                                          13,515          5,151
                                                             -----------    -----------

          Total liabilities                                      605,903        593,850

    Third party investors' interest                                3,046          3,504

    Shareholders' Equity
       Preferred stock, par value $.01 per share -
          authorized 20,000,000 shares: 9 3/8% Series A
          Cumulative Redeemable Preferred Stock,
          liquidation preference $25 per share, issued and
          outstanding 2,000,000 shares in 2001 and 2000,
          respectively                                                20             20
       Common stock, par value $.01 per share -
          authorized 150,000,000 shares, issued and
          outstanding 32,848,503 and 32,867,354 shares
          in 2001 and 2000, respectively                             329            329
       Paid-in capital                                           461,527        489,289
       Accumulated other comprehensive loss                       (4,016)            --
       Accumulated deficit                                       (16,986)        (3,029)
                                                             -----------    -----------

                                                                 440,874        486,609
                                                             -----------    -----------

                                                             $ 1,049,823    $ 1,083,963
                                                             ===========    ===========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JDN REALTY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Three Months Ended September 30,
                                                                       2001         2000
                                                                     --------    --------
                                                                        (In thousands)
Revenues:
    Minimum and percentage rents                                     $ 21,762    $ 23,045
    Recoveries from tenants                                             3,247       2,845
    Other revenue                                                          77       1,905
                                                                     --------    --------

        Total revenues                                                 25,086      27,795

Operating expenses:
    Operating and maintenance                                           2,352       1,992
    Real estate taxes                                                   1,845       1,538
    General and administrative                                          2,607       1,901
    Corporate investigation and legal costs                                --         479
    Severance expense                                                      --       3,376
    Impairment losses                                                   1,002          --
    Depreciation and amortization                                       5,558       5,200
    Settlement recovery                                                (3,825)         --
                                                                     --------    --------
        Total operating expenses                                        9,539      14,486
                                                                     --------    --------

    Income from operations                                             15,547      13,309

Other income (expense):
    Interest expense, net                                              (7,347)     (6,120)
    Other income (expense), net                                          (196)        736
    Equity in net income (loss) of unconsolidated entities                 (1)        319
                                                                     --------    --------

Income before minority interest in net income of consolidated
    subsidiaries and net gain on real estate sales                      8,003       8,244
Minority interest in net income of consolidated subsidiaries              (46)        (42)
                                                                     --------    --------


Income before net gain on real estate sales                             7,957       8,202
Net gain on real estate sales
    Operating                                                           7,393       3,821
    Non-operating                                                       2,788          --
                                                                     --------    --------



Net income                                                             18,138      12,023
Dividends to preferred shareholders                                    (1,172)     (1,172)
                                                                     --------    --------

Net income attributable to common shareholders                       $ 16,966    $ 10,851
                                                                     ========    ========

Income per common share:
    Basic                                                            $   0.52    $   0.34
                                                                     ========    ========
    Diluted                                                          $   0.52    $   0.34
                                                                     ========    ========


Dividends per common share                                           $  0.270    $  0.300
                                                                     ========    ========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JDN REALTY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                          Nine Months Ended September 30,
                                                                                                2001            2000
                                                                                          ---------------  ---------------
                                                                                                 (In thousands)
Revenues:
  Minimum and percentage rents                                                            $    67,011        $    69,528
  Recoveries from tenants                                                                      10,672              8,792
  Other revenue                                                                                   782              1,907
                                                                                          --------------     -------------
     Total revenues                                                                            78,465             80,227
Operating expenses:
  Operating and maintenance                                                                     7,912              6,129
  Real estate taxes                                                                             5,632              4,611
  General and administrative                                                                    8,709              5,769
  Corporate investigation and legal costs                                                         982              2,729
  Severance expense                                                                                 -              3,711
  Impairment losses                                                                             1,643              1,289
  Depreciation and amortization                                                                16,503             16,157
  Settlement expenses                                                                          43,785                  -
                                                                                          --------------     -------------
     Total operating expenses                                                                  85,166             40,395
                                                                                          --------------     -------------
  Income (loss) from operations                                                                (6,701)            39,832
Other income (expense):
  Interest expense, net                                                                       (23,562)           (19,039)
  Other income, net                                                                               203              1,526
  Equity in net income (loss of unconsolidated entities                                          (358)             2,196
                                                                                          --------------     -------------
Income (loss) before minority interest in net income of consolidated subsidiaries, net gain on real estate sales, extraordinary items
  and cumulative effect of change in accounting principle                                     (30,418)            24,515
Minority interest in net income of consolidated subsidiaries                                     (130)              (180)
                                                                                          --------------     -------------
Income (loss) before net gain on real estate sales, extraordinary items
  and cumulative effect of change in accounting principle                                     (30,548)            24,335
Net gain on real estate sales
  Operating                                                                                    16,673             12,350
  Non-operating                                                                                 5,323                  -
                                                                                          --------------     -------------
Income (loss) before extraordinary items and cumulative effect of
  change in accounting principle                                                               (8,552)            36,685
Extraordinary items                                                                            (1,608)                 -
                                                                                          --------------     -------------
Income (loss) before cumulative effect of change in accounting principle                      (10,160)            36,685
Cumulative effect of change in accounting principle                                              (280)                 -
                                                                                          --------------     -------------
Net income (loss)                                                                             (10,440)            36,685
Dividends to preferred shareholders                                                            (3,516)            (3,516)
                                                                                          --------------     -------------
Net income (loss) attributable to common shareholders                                     $   (13,956)       $    33,169
                                                                                          ==============     =============
Income (loss) per common share-basic:
  Income (loss) before extraordinary items and cumulative effect of change
     in accounting principle (net of taxes and preferred dividends)                       $     (0.37)       $      1.03
  Extraordinary items                                                                           (0.05)                 -
  Cumulative effect of change in accounting principle                                           (0.01)                 -
                                                                                          --------------     -------------
  Net income (loss) attributable to common shareholders                                   $     (0.43)       $      1.03
Income (loss) per common share-diluted:                                                   ==============     =============
  Income (loss) before extraordinary items and cumulative effect of change in
     accounting principle (net of taxes and preferred dividends)                          $     (0.37)       $      1.02
  Extraordinary items                                                                           (0.05)                 -
  Cumulative effect of change in accounting principle                                           (0.01)                 -
                                                                                          --------------     -------------
  Net income (loss) attributable to common shareholders                                   $     (0.43)       $      1.02
                                                                                          ==============     =============
Dividends per common share                                                                $     0.870        $     0.995
                                                                                          ==============     =============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      5

                             JDN REALTY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Nine Months Ended September 30,
                                                                                      2001        2000
                                                                                   ---------    --------
                                                                                       (In thousands)

Net cash provided by operating activities                                          $  39,705    $ 39,038

Cash flows from investing activities:
     Development and redevelopment of shopping center properties                    (101,698)    (31,125)
     Improvements to shopping center properties                                         (938)     (1,158)
     Investments in and advances to unconsolidated entities                           (1,756)    (75,473)
     Proceeds from real estate sales                                                 136,516      79,796
     Other                                                                             2,953      (1,276)
                                                                                   ---------    --------

Net cash provided by (used in) investing activities                                   35,077     (29,236)

Cash flows from financing activities:
     Proceeds from line of credit and term loan                                      330,400     151,996
     Proceeds from mortgages and notes payable                                        23,000          --
     Principal payments on line of credit and term loan                             (372,400)   (154,996)
     Principal payments on mortgages and notes payable                               (26,686)     (2,269)
     Repurchases of common stock                                                          --      (6,843)
     Distributions paid to preferred shareholders                                     (3,516)     (3,516)
     Distributions paid to common shareholders                                       (28,590)    (32,644)
     Proceeds from deferred exchange of properties                                        --      40,476
     Payments for deferred loan financing charges                                     (5,848)     (2,426)
     Other                                                                              (419)        645
                                                                                   ---------    --------

Net cash used in financing activities                                                (84,059)     (9,577)
                                                                                   ---------    --------

Decrease in cash and cash equivalents                                                 (9,277)        225
Cash and cash equivalents, beginning of period                                         9,277       2,076
                                                                                   ---------    --------
Cash and cash equivalents, end of period                                           $      --    $  2,301
                                                                                   =========    ========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JDN REALTY CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2001


1.   THE COMPANY

     JDN Realty Corporation (the "Company") is a real estate company specializing in the development and asset management of retail shopping centers anchored by value-oriented and necessity-item retailers. As of September 30, 2001, the Company's operating shopping centers and development projects were located in 21 states. The Company has elected to be taxed as a real estate investment trust ("REIT").

     Effective January 1, 2001, the Company acquired 100% of the ownership of JDN Development Company, Inc. ("JDN Development"). Prior to this acquisition, the Company owned 99% of the economic interest in JDN Development while the remaining 1% economic interest was owned by a former executive officer of the Company. As a result of this acquisition, the Company has changed its accounting for JDN Development from the equity method to the consolidation method. In addition, the Company and JDN Development elected taxable REIT subsidiary status for JDN Development. Had JDN Development been consolidated effective January 1, 2000, the Company's revenues for the three months and nine months ended September 30, 2000 would have been $29.0 million and $84.8 million, respectively. Net income and earnings per share would not have been materially different than amounts previously reported.

2.   BASIS OF PRESENTATION

     The accompanying financial statements represent the consolidated financial statements of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

     The Company hedges a portion of its variable interest cash flows principally through interest rate swaps with financial institutions. The Company has two interest rate swap contracts with notional amounts of $150 million and $50 million that convert its variable interest payments on the term loan and $50 million of the revolving line of credit to fixed interest payments by effectively fixing the underlying LIBOR rate at 4.62% and 3.585%, respectively. These swaps have been designated and qualify under the provisions of Statement No. 133 as cash flow hedges, and the Company has determined that they are highly effective in offsetting the variable interest cash flows on the related debt instruments. The Company recognized a cumulative effect adjustment of $280,000 in the three months ended March 31, 2001 upon adoption of Statement No. 133.
For the three and nine months ended September 30, 2001, the aggregate fair value of the Company's interest rate swaps is a liability of approximately $3.3 million and $4.0 million, respectively. The fluctuations in the fair value of the interest rate swaps are included in accumulated other comprehensive loss, a component of shareholders' equity, and other liabilities in the condensed consolidated balance sheets.

     Impairment Losses. The Company records impairment losses and reduces the carrying amount of assets held for sale when the carrying amounts exceed the estimated selling price less costs to sell.

     Income Taxes. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company is not subject to federal income taxes, except for income taxes on undistributed earnings, to the extent that it distributes annually at least 90% of its taxable income to its shareholders and satisfies certain other requirements defined in the Code. Additionally, JDN Development, which would normally be subject to federal and state income taxes, has incurred no federal income tax expense for the nine months ended September 30, 2001 as a result of a net operating loss ("NOL") carryforward of approximately $12.5 million from prior years. JDN Development plans to net its NOL carryforward against federal taxable income in future periods until the NOL carryforward is exhausted or expires, whichever occurs first.

     Reclassifications. Certain amounts as previously reported have been reclassified to conform to the current period's presentation.

4.   CREDIT AGREEMENTS

     On March 29, 2001, the Company closed a Third Amended and Restated Master Credit Agreement (the "2001 Credit Agreement") with Fleet National Bank as Agent. Proceeds from the 2001 Credit Agreement paid in full amounts outstanding under the Second Amended and Restated Credit Agreement and the Amended and Restated Term Loan (the "Secured Credit Agreements") with Wachovia Bank, N.A, as Agent. The 2001 Credit Agreement provides for maximum borrowings of $300.0 million, comprised of a $150.0 million revolving credit facility and a $150.0 million term loan. Interest on loans made pursuant to the 2001 Credit Agreement will range from LIBOR plus 1.75% to LIBOR plus 2.25%, based upon the Company's leverage and credit quality or, at the Company's discretion, the Agent's prime lending rate. The revolving credit facility and term loan each currently bear interest at LIBOR plus 2.25%. The 2001 Credit Agreement expires December 31, 2002, but the term may be extended until January 1, 2003 provided that the Company is in compliance with its terms.

     Effective June 30, 2001, the 2001 Credit Agreement was amended (the "2001 Credit Agreement Amendment"). The 2001 Credit Agreement Amendment reduced the net worth covenant, reduced the fixed charges coverage ratio minimum and changed the definition of EBITDA to exclude gains and losses from land sales. The 2001 Credit Agreement Amendment also provides that in the event the United States District Court for the Northern District of Georgia does not approve the settlement of the Consolidated Class Action and Derivative Actions, as described in Note 6, or if the settlement is materially modified or not fully consummated, the changes referred to above shall not be effective.

5.   SHOPPING CENTER DISPOSITIONS

     During the three months ended September 30, 2001, the Company sold the following operating properties:


                                   Disposition     Company GLA
Location                              Date         (square feet)    Sales Price
--------------------------------------------------------------------------------

Greensboro, NC                       7/13/2001          131,051    $  16,850,000
Lawrenceville, GA                    7/25/2001          322,262       13,450,000
Ft. Walton Beach, FL                  8/1/2001           21,902          850,000
Peachtree City, GA (1)                8/9/2001           10,800        2,200,000
Woodstock, GA (1)                     8/9/2001           11,020        2,700,000
Fayetteville, GA                     8/10/2001          156,066        7,900,000
Nashville, TN (2)                    9/10/2001          200,083       14,300,000
Lexington, VA                        9/16/2001           28,503        2,050,000
South Boston, VA                     9/16/2001           24,404        1,800,000
Winston Salem, NC                    9/16/2001          196,053        2,100,000
Antioch, TN                          9/18/2001           51,534        2,950,000
                                                   ------------    -------------

                                                      1,153,678    $  67,150,000
                                                   ============    =============

(1) Sale of only the Pike Nurseries at this location.
(2) Sale of only the Wal-Mart at this location.


6.   CONTINGENCIES

     The Company has been named in a number of lawsuits since the discovery of the undisclosed compensation arrangements, payments and related party transactions discussed in its filing on Form 10-K for the year ended December 31, 2000. One or more of these suits also named as defendants JDN Development and certain current and former officers and directors of JDN Development and/or the Company. As described below, during the third quarter of 2001 the Company reached agreements to settle all remaining class and derivative actions.

     Among the lawsuits filed after the Company's February 14, 2000 announcement of the above-referenced events were certain class action lawsuits filed in federal court alleging violations of the federal securities laws and asserting that by failing to accurately report certain undisclosed compensation, payments and related party transactions to the public in the Company's financial statements, public filings, and otherwise, the defendants made or participated in making material misstatements or omissions which caused the plaintiffs to purchase the Company's common and preferred stock at artificially inflated prices. On April 17, 2000, the federal court entered an order consolidating the various class action lawsuits into one action (the "Consolidated Class Action") pending before the United States District Court for the Northern District of Georgia (the "Federal Court"). On July 6, 2001, the Company, JDN Development, the current officers and directors named in the lawsuit, former officer William
J. Kerley, and former officer and director Elizabeth L. Nichols reached an agreement with the plaintiffs to settle the Consolidated Class Action. The settlement does not resolve the claims against J. Donald Nichols, Jeb L. Hughes and C. Sheldon

Whittelsey, IV, all former officers and/or directors of the Company or JDN Development, and the Consolidated Class Action will remain pending against those individuals, as well as against the Company's former outside counsel, McCullough Sherrill, L.L.P. and certain of its individual lawyers.

     The terms of the settlement of the Consolidated Class Action are set forth in detail in the Stipulation and Agreement of Settlement filed with the Federal Court on August 14, 2001 (the "Class Action Settlement Agreement"). A Letter Agreement pertaining to the settlement terms was filed with the Securities and Exchange Commission ("SEC") in a filing on Form 8-K on July 30, 2001. Under the terms of the Class Action Settlement Agreement, the Company and JDN Development agreed to pay the plaintiffs approximately $16.8 million in cash and to issue 1,681,568 shares of the Company's common stock. In addition, the Company and JDN Development agreed to provide a $4.0 million guarantee that class members will receive a minimum of $7.5 million by virtue of recoveries from or settlements with the former officers and directors not dismissed from the Consolidated Class Action as well as McCullough Sherrill and certain of its individual lawyers. Moreover, the Company and JDN Development have agreed to take action against such parties to recover damages it believes the Company and JDN Development have suffered as a result of their actions. Accordingly, on June 15, 2001 the Company and JDN Development filed claims against J. Donald Nichols, Jeb L. Hughes, C. Shelton Whittelsey, IV, ALA Associates, Inc., McCullough Sherrill, L.L.P. and certain of its individual lawyers in the Superior Court of Fulton County, Georgia. The first $8.0 million of amounts received from third parties in either the Consolidated Class Action or the actions brought by the Company will go to the class members, and amounts received in excess of $3.5 million will reduce the Company's $4.0 million guarantee dollar for dollar. Amounts recovered in excess of $8.0 million, if any, will be divided, with one-third of any such recoveries going to the Company and JDN Development, and two-thirds going to the class members. In addition, the Class Action Settlement Agreement contains certain restrictions on the issuance of common stock below $11.70 per share and below $13.50 per share until certain dates and/or events set forth in the Class Action Settlement Agreement have occurred. The Class Action Settlement Agreement also provides for a full release of the Company and JDN Development from all claims asserted in the Consolidated Class Action or that could have been asserted based on or in connection with the facts underlying the consolidated complaint.

     The settlement of the Consolidated Class Action on the terms set forth in the Class Action Settlement Agreement has received preliminary approval by the Federal Court and notice to the class has been given. However, the settlement is subject to objections by class members and final approval by the Federal Court after a hearing on the fairness of the settlement. On November 2, 2001, the Company funded the cash portion of the settlement into an escrow with the plaintiffs' attorneys until the judgement by the Federal Court is final. There can be no assurance that the Court will find the settlement to be fair to the class. Moreover, members of the class are entitled to opt out of the lawsuit, and there can be no assurance that any individuals who may chose to opt out will not name the Company and/or JDN Development as parties to additional lawsuits.

     Derivative lawsuits were also filed as a result of the same undisclosed compensation, payments and related-party transactions discussed above in Federal Court and in Fulton County Superior Court, naming the Company as a nominal defendant and raising claims against certain current and former members of management and the Company's board of directors. A similar suit was filed in State Court of Fulton County naming Ernst & Young LLP, the Company's auditors, in addition to the above-referenced defendants (collectively, the "Derivative Actions"). The complaints filed in the Derivative Actions allege claims for breach of fiduciary duty, abuse of control, waste of corporate assets, unjust enrichment and gross mismanagement. The plaintiffs, on behalf of the Company, sought injunctive relief, compensatory and punitive damages and disgorgement of all profits and gains by the individual defendants. On July 26, 2001, the Company and certain of the individual defendants reached an agreement to settle the Derivative Actions on terms set forth in a Stipulation of Settlement of Derivative Actions filed with the Federal Court on September 26, 2001 (the "Derivative Settlement Agreement"). A Memorandum of Understanding pertaining to the settlement terms was filed with the SEC in a filing on Form 8-K on July 30, 2001. Under the terms of the Derivative Settlement Agreement, the Company will implement or formalize certain corporate governance policies, many of which have already been adopted by the Company, and will pay the plaintiffs' attorneys' fees using 248,000 shares of the Company's common stock. The settlement has received preliminary approval by the Federal Court and notice to the class has been sent. The settlement, however, is subject to objections by shareholders and final approval by the Federal Court after a hearing on the fairness of the settlement. There can be no assurances that the Court will approve the proposed settlement.

     The Derivative Settlement Agreement includes a dismissal of the claims against all of the defendants to those actions with prejudice, except for the claims against J. Donald Nichols, C. Sheldon Whittelsey, IV and Jeb L. Hughes, which are to be dismissed without prejudice. The Company and JDN Development, are, however, as mentioned above, pursuing their own claims against those individuals in the action styled JDN Realty Corporation v. Nichols, et. al., Superior Court of Fulton County, Georgia.

     The Company is also subject to a formal order of investigation initiated by the SEC as of August 2, 2000. Pursuant to this order, the Company has voluntarily provided certain documents and other information to the SEC regarding the compensation arrangements, unauthorized benefits and related party transactions mentioned above. The SEC has completed its investigation, and by letter dated March 5, 2001, the SEC staff advised the Company that it intended to recommend that the SEC institute a proceeding against the Company. The Company continues to cooperate fully with the SEC staff in order to resolve this matter as expeditiously as practicable. Management does not expect that the resolution of this matter will have a material adverse effect on the Company's business, financial condition or results of operations. However, the Company is unable to predict with certainty the timing or ultimate outcome of this matter.

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

7.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                   Three months ended September 30,  Nine months ended September 30,
                                                                         2001             2000              2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Numerator:
  Income (loss) before extraordinary items and cumulative
   effect of change in accounting principle                           $ 18,138         $ 12,023         $ (8,552)        $ 36,685
  Extraordinary items                                                       --               --           (1,608)              --
  Cumulative effect of change in accounting principle                       --               --             (280)              --
                                                                      --------         --------         --------         --------

  Net income (loss)                                                     18,138           12,023          (10,440)          36,685
  Dividends to preferred shareholders                                   (1,172)          (1,172)          (3,516)          (3,516)
                                                                      --------         --------         --------         --------
  Net income (loss) attributable to
   common shareholders                                                $ 16,966         $ 10,851         $(13,956)        $ 33,169
                                                                      ========         ========         ========         ========

Denominator:
  Weighted-average shares outstanding                                   32,855           32,797           32,861           32,835
  Unvested restricted stock outstanding                                   (264)            (427)            (301)            (522)
                                                                      --------         --------         --------         --------
  Denominator for basic earnings per share                              32,591           32,370           32,560           32,313
  Dilutive effect of stock options and
   unvested restricted stock                                               108               21               --               57
                                                                      --------         --------         --------         --------
  Denominator for diluted earnings per share                            32,699           32,391           32,560           32,370
                                                                      ========         ========         ========         ========

Income (loss) per common share - basic:
  Income (loss) before extraordinary items and cumulative
   effect of change in accounting principle (net of
   preferred dividends)                                               $   0.52         $   0.34         $  (0.37)        $   1.03
  Extraordinary items                                                       --               --            (0.05)              --
  Cumulative effect of change in accounting principle                       --               --            (0.01)              --
                                                                      --------         --------         --------         --------
  Net income (loss) attributable to common shareholders               $   0.52         $   0.34         $  (0.43)        $   1.03
                                                                      ========         ========         ========         ========

Income (loss) per common share - diluted:
  Income (loss) before extraordinary items and cumulative
   effect of change in accounting principle (net of
   preferred dividends)                                               $   0.52         $   0.34         $  (0.37)        $   1.02
  Extraordinary items                                                       --               --            (0.05)              --
  Cumulative effect of change in accounting principle                       --               --            (0.01)              --
                                                                      --------         --------         --------         --------
  Net income (loss) attributable to common shareholders               $   0.52         $   0.34         $  (0.43)        $   1.02
                                                                      ========         ========         ========         ========

     Of total options outstanding, options to purchase 642,750 and 828,209 shares of common stock for the three months ended September 30, 2001 and 2000, respectively, were outstanding but were not considered in the computation of diluted earnings per share because the options' exercise prices were higher than the average market price of the common shares for the applicable periods. Therefore, the effect of these options on earnings per share would be antidilutive.

     The Company is the general partner in a limited partnership that issued limited partnership units initially valued at $3.0 million in a limited partnership formed to own and operate a shopping center in Milwaukee, Wisconsin. Subject to certain conditions, the limited partnership units are exchangeable for cash or 139,535 shares of the Company's common stock. As of September 30, 2001, none of the limited partnership units have been exchanged for shares. Using the "if-converted" method, the effect of these units is antidilutive; therefore, they have been excluded from the computation of earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     JDN Realty Corporation is a real estate company specializing in the development and asset management of retail shopping centers anchored by value-oriented and necessity-item retailers. When referred to herein, the term "Company" represents JDN Realty Corporation and its wholly owned or majority-owned subsidiaries. As of September 30, 2001, the Company owned and operated 101 shopping center properties containing approximately 11 million square feet of gross leasable area ("Company GLA") located in 20 states, with the highest concentrations of Company GLA in Georgia, Tennessee, and Florida. The principal tenants of the Company's properties include Lowe's, Wal-Mart and Kohl's. As of September 30, 2001, the Company had 20 projects under construction. JDN Realty Corporation was incorporated under Maryland law in 1993 and has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes.

     Effective January 1, 2001, JDN Realty Corporation acquired 100% of the ownership of JDN Development Company, Inc. ("JDN Development"). Prior to this date, JDN Realty Corporation owned 99% of the economic interest in JDN Development while the remaining 1% economic interest was owned by a former executive officer of the Company. As a result of this acquisition, the Company has changed its accounting for JDN Development from the equity method to the consolidation method. In addition, JDN Realty Corporation and JDN Development elected taxable REIT subsidiary status for JDN Development. Because it is not a REIT, JDN Development may engage in certain activities in which JDN Realty Corporation cannot, such as sales of all or portions of development projects and third-party fee development. While taxable REIT subsidiaries may engage in a variety of activities unrelated to real estate, the Company does not expect the activities of JDN Development to expand significantly beyond the development activities in which JDN Development has historically engaged.

Results of Operations

Comparison of the Three Months Ended September 30, 2001 to the Three Months Ended September 30, 2000

     During 2001 and 2000, the Company developed and began operations at 29 properties totaling approximately 2.4 million square feet (the "Development Properties"). During 2001 and 2000, the Company disposed of 25 properties totaling approximately 4.0 million square feet (the "Disposition Properties"). In addition, as a result of the consolidation of JDN Development, effective January 1, 2001, amounts previously reported in equity in net income of unconsolidated entities are now recorded in other line items in the Condensed Consolidated Statements of Operations. As indicated below, the Company's results of operations were affected by the Development Properties, the Disposition Properties and the consolidation of JDN Development.

     Minimum and percentage rents decreased $1.3 million or 5.6% to $21.8 million for the three months ended September 30, 2001 from $23.0 million for the same period in 2000. Minimum and percentage rents increased by $337,000 as a result of the Development Properties and $979,000 as a result of the consolidation of JDN Development. These increases are offset by a $2.5 million decrease related to the Disposition Properties. The remaining decrease is the result of a decrease in occupancy at existing properties.

     Recoveries from tenants increased $401,000 or 14.1% to $3.2 million for the three months ended September 30, 2001 from $2.8 million for the same period in 2000. Recoveries from tenants increased $284,000 as a result of the Development Properties and $73,000 as a result of the consolidation of JDN Development. These increases are partially offset by a $173,000 decrease related to the Disposition Properties. The remaining increase is caused by net increases in recoverable expenses at existing properties.

    Other revenue decreased $1.8 million to $77,000 for the three months ended September 30, 2001 from $1.9 million for the same period in 2000. Other revenue for the three months ended September 30, 2000 of $1.9 million represents two one-time lease termination fees at two of the Company's operating properties. Other revenue for the three months ended September 30, 2001 of $77,000 represents management fees earned on third-party management services previously recorded at JDN Development.

     Operating and maintenance expenses increased $360,000 or 18% to $2.4 million for the three months ended September 30, 2001 from $2.0 million for the same period in 2000. Operating and maintenance expenses increased by $156,000 as a result of the Development Properties and $120,000 as a result of the consolidation of JDN Development. These increases are partially offset by a $125,000 decrease related to the Disposition Properties. The remaining increases are a result of increased operating and maintenance expenses at existing properties.

     Real estate taxes increased $307,000 or 20.0% to $1.8 million for the three months ended September 30, 2001 from $1.5 million for the same period in 2000. Real estate taxes increased by $137,000 as a result of the Development Properties and $115,000 as a result of the consolidation of JDN Development. These increases are partially offset by a $43,000 decrease related to the Disposition Properties. The remaining increase relates to an increase in real estate taxes at existing properties.

     General and administrative expenses increased $706,000 for the three months ended September 30, 2001 over the same period in 2000. This increase is primarily the result of the consolidation of JDN Development.

     Corporate investigation and legal costs decreased $479,000 to $0 for the three months ended September 30, 2001 from the same period in 2000. The costs incurred in 2000 represent the professional fees incurred by the Company primarily as a result of the investigation by the SEC and the class action lawsuits. See "Undisclosed Transactions, Lease Discrepancies and Management Changes" under Part I, Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     Severance expense for the three months ended September 30, 2000 of $3.4 million represents severance paid as a result of the resignation of an officer. There were no such severance payments in the three months ended September 30, 2001.

     Impairment losses for the three months ended September 30, 2001 of $1.0 million represent charges to reduce the basis of land and shopping centers held for sale to estimated fair value less costs to sell. Of this amount, $522,000 relates to impairment charges of operating shopping centers and $480,000 relates to impairment charges of non-operating land.

     Depreciation and amortization expense increased $358,000 or 6.9% to $5.6 million for the three months ended September 30, 2001 from $5.2 million for the same period in 2000. Depreciation and amortization increased by $253,000 as a result of the Development Properties and $279,000 as a result of the consolidation of JDN Development. These increases are partially offset by a $329,000 decrease related to the Disposition Properties. The remaining increase primarily relates to improvements to existing properties.

     Settlement expense for the three months ended September 30, 2001 of $3.8 million relates primarily to a decrease in the liability for the settlement of the Consolidated Class Action and Derivative Actions in addition to settlement charges of another lawsuit. The Company is required to adjust the value of the common stock portion of the Class Action Settlement Agreement and Derivative Settlement Agreement until the shares are issued. As a result of a decrease in the Company's common stock price during the third quarter of 2001, the Company reduced the liability by approximately $4.1 million. See "Undisclosed Transactions, Lease Discrepancies and Management Changes" under Part I, Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this report for further discussion.

     Interest expense, net of capitalized amounts, increased $1.2 million or 20.1% to $7.3 million for the three months ended September 30, 2001 from $6.1 million for the same period in 2000. Of this increase, $1.5 million represents interest that was previously expensed at JDN Development. The remaining decrease relates primarily to a reduction in average balances outstanding as well as an overall reduction in the underlying LIBOR rate paid on the Company's bank credit facilities.

     Other income (expense), net decreased $932,000 or 126.6% to net expense of $196,000 for the three months ended September 30, 2001 from net income of $736,000 for the same period in 2000. Of this decrease, $225,000 relates to a decrease in interest income recorded by the Company on an impaired mortgage note receivable and $752,000 related to the consolidation of JDN Development. The remaining increase relates to an increase in miscellaneous interest income.

     Equity in net income (loss) of unconsolidated entities decreased $320,000 for the three months ended September 30, 2001. This decrease is primarily related to the consolidation of JDN Development. The remaining amount relates to the Company's portion of income and losses incurred by five unconsolidated joint ventures.

     Net gain on real estate sales increased $6.3 million to a net gain of $10.2 million for the three months ended September 30, 2001 from a net gain of $3.8 million for the same period in 2000. Net gain on real estate sales for the three months ended September 30, 2001 represents a net gain on the sale of 11 shopping centers and 14 parcels of land. Net gain on real estate sales for the three months ended September 30, 2000 represents a net gain on the sale of two shopping centers.

Comparison of the Nine Months Ended September 30, 2001 to the Nine Months Ended September 30, 2000

     Minimum and percentage rents decreased $2.5 million or 3.6% to $67.0 million for the nine months ended September 30, 2001 from $69.5 million for the same period in 2000. Minimum and percentage rents increased by $1.7 million as a result of the Development Properties and $2.1 million as a result of the consolidation of JDN Development. These increases are offset by a $6.5 million decrease related to the Disposition Properties. The remaining increase relates to a net increase in rental revenue at existing properties.

     Recoveries from tenants increased $1.9 million or 21.4% to $10.7 million for the nine months ended September 30, 2001 from $8.8 million for the same period in 2000. Recoveries from tenants increased by $801,000 as a result of the Development Properties and $430,000 as a result of the consolidation of JDN Development. This increase is partially offset by a $164,000 decrease related to the Disposition Properties. The remaining increase relates to net increases in recoveries from tenants at existing properties.

     Other revenue decreased $1.12 million to $782,000 for the nine months ended September 30, 2001 from $1.9 million for the same period in 2000. Other revenue for the nine months ended September 30, 2000 of $1.9 million represents two one-time lease termination fees at two of the Company's shopping center properties. Other revenue for the nine months ended September 30, 2001 of $782,000 represents management fees earned on third-party management services and a lease termination fee of $559,000 recognized at one of the Company's shopping center properties.

     Operating and maintenance expenses increased $1.8 million or 29.1% to $7.9 million for the nine months ended September 30, 2001 from $6.1 million for the same period in 2000. Operating and maintenance expenses increased by $635,000 as a result of the Development Properties and $417,000 as a result of the consolidation of JDN Development. This increase is partially offset by a $198,000 decrease related to the Disposition Properties. The remaining increases are a result of increased operating and maintenance expenses at existing properties.

     Real estate taxes increased $1.0 million or 22.1% to $5.6 million for the nine months ended September 30, 2001 from $4.6 million for the same period in 2000. Real estate taxes increased by $411,000 as a result of the Development Properties and $350,000 as a result of the consolidation of JDN Development. These increases are partially offset by a $66,000 decrease related to the Disposition Properties. The remaining increase relates to increases in real estate taxes at existing properties.

     General and administrative expenses increased $2.9 million or 51.0% for the nine months ended September 30, 2001 over the same period in 2000. This increase is primarily the result of the consolidation of JDN Development.

     Corporate investigation and legal costs decreased $1.7 million or 64.0% to $982,000 for the nine months ended September 30, 2001 from $2.7 million for the same period in 2000. These costs represent the professional fees incurred by the Company primarily as a result of the investigation by the SEC and the class action lawsuits. See "Undisclosed Transactions, Lease Discrepancies and Management Changes" under Part I, Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     Severance expense for the nine months ended September 30, 2000 of $3.7 million represents severance paid as a result of the resignation of certain former executive officers. There were no such severance payments in the nine months ended September 30, 2001.

     Impairment losses for the nine months ended September 30, 2001 of $1.6 million represent charges to reduce the basis of land and shopping centers held for sale to estimated fair value less costs to sell. Of this amount, $818,000 relates to impairment charges of operating shopping centers and $825,000 relates to impairment charges of non-operating land.

     Depreciation and amortization expense increased $346,000 or 2.1% to $16.5 million for the nine months ended September 30, 2001 from $16.2 million over the same period in 2000. Depreciation and amortization expense increased by $869,000 as a result of the Development Properties and $703,000 as a result of the consolidation of JDN Development. These increases are partially offset by a $1.5 million decrease related to the Disposition Properties. The remaining increase primarily relates to improvements at existing properties.

     Settlement expense for the nine months ended September 30, 2001 of $43.8 million represents net settlement charges incurred in the second and third quarters of 2001. Of this amount, $43.0 million resulted from settlement of the Consolidated Class Actions and Derivative Actions and approximately $800,000 related to the settlement of two other lawsuits. See "Undisclosed Transactions, Lease Discrepancies and Management Changes" under Part I, Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and
Note 6 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion.

     Interest expense, net of capitalized amounts, increased $4.5 million or 23.8% to $23.6 million for the nine months ended September 30, 2001 from $19.0 million for the same period in 2000. Interest expense increased $6.0 million as a result of the consolidation of JDN Development. The remaining decrease relates primarily to a $2.7 million decrease resulting from a reduction in average balances outstanding as well as an overall reduction in the underlying LIBOR rate paid on the Company's bank credit facilities partially offset by an increase in amortization of deferred loan costs.

     Other (expense) income, net decreased $1.3 million or 86.7% to $203,000 for the nine months ended September 30, 2001 from $1.5 million for the same period in 2000. Of this decrease, $670,000 relates to a decrease in interest income recorded by the Company on an impaired mortgage note receivable and $1.0 million relates to the consolidation of JDN Development. The remaining increase relates to an increase in miscellaneous interest income.

     Equity in net income of unconsolidated entities decreased $2.6 million for the nine months ended September 30, 2001 from the same period in 2000. This decrease is primarily related to the consolidation of JDN Development. The remaining amount relates to the Company's portion of income and losses incurred by five unconsolidated joint ventures.

     Minority interest in net income of consolidated subsidiary decreased $50,000 or 27.8% to $130,000 for the nine months ended September 30, 2001 from $180,000 for the same period in 2000. This decrease results from a decrease in net income allocated to the third-party investors in a consolidated limited partnership.

     Net gain on real estate sales increased $9.6 million to a net gain of $22.0 million for the nine months ended September 30, 2001 from a net gain of $12.3 million for the same period in 2000. Net gain on real estate sales for the nine months ended September 30, 2001 represents a net gain on the sale of 16 shopping centers and 19 parcels of land. Net gain on real estate sales for the nine months ended September 30, 2000 represents a net gain on the sale of eight shopping centers and one parcel of land.

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

                                                               Three Months Ended September 30,    Nine Months Ended September 30,
(In thousands)                                                       2001            2000                2001           2000
                                                                  ----------     -----------          ----------     ----------
Net income (loss) attributable to common shareholders             $ 16,966       $ 10,851             $(13,956)      $ 33,169

Depreciation of real estate assets                                   5,037          4,799               14,987         15,033

Amortization of tenant allowances and tenant improvements              113             74                  330            190

Amortization of deferred leasing commissions                           212            144                  623            395

Impairment losses on shopping centers held for sale                    522             --                  818          1,289

Net gain on sale of operating real estate                           (7,393)        (3,821)             (16,673)       (12,350)

Extraordinary items                                                     --             --                1,608             --

Change in accounting principle                                          --             --                  280             --

Adjustments related to activities in unconsolidated entities            10            106                   44         (1,852)
                                                                  --------       --------             --------       --------
FFO                                                               $ 15,467       $ 12,153             $(11,939)      $ 35,874
                                                                  ========       ========             ========       ========

Leasing and Property Information

     As of September 30, 2001, Lowe's, Wal-Mart and Kohl's Companies represented 16.4%, 5.1% and 3.5%, respectively, of the annualized base rent of the Company ("Annualized Base Rent"). In addition, at that date, anchor tenants represented 40.4% of Annualized Base Rent and national and regional tenants represented 83% of Annualized Base Rent. As of September 30, 2001, properties owned and operated by the Company and affiliated entities were 93.9% leased. Occupancy decreased in the third quarter from 94.2% as of June 30, 2001 primarily due to a 112,000 square feet anchor tenant vacancy at a shopping center located in Lynchburg, Virginia and the disposition of 11 shopping centers in the third quarter of 2001 whose average occupancy was 96.5%.

     As of September 30, 2001, the Company operated shopping center properties in 20 states. Shopping center properties located in Georgia, Tennessee, Wisconsin and North Carolina represented 39.6%, 10.5%, 6.8% and 5.4%, respectively, of Annualized Base Rent.

     The Company derives the majority of its rental income and development activities from the retail industry and is therefore exposed to adverse trends or events affecting segments of the retail industry. As of September 30, 2001, the Company was exposed primarily to the following segments of the retail industry:

                                                                  Percentage of
                                                                 Annualized Base
Retail Segment                                                        Rent
--------------------------------------------------------------------------------

Home Improvement                                                           16.6%
Supermarket                                                                12.3%
Restaurant                                                                  9.5%
Discount                                                                    8.1%
Discount Department Stores                                                  5.6%
Apparel                                                                     4.5%
Office Supplies                                                             4.1%
Home Goods                                                                  2.9%
Pet Supply                                                                  2.2%
Theater                                                                     1.8%
Drug Store                                                                  1.5%


     Management is uncertain how the Company's tenants will react to the current recessionary economic environment and to the recent terrorist attacks and resulting military conflict. Management believes that the Company is reasonably well positioned to not be adversely affected by this environment and these events. Traditionally, the Supermarket, Discount, Discount Department Store and Drug Store segments perform well during recessionary periods as compared to other retail segments and these segments represent 27.5% of the Company's Annualized Base Rent. In addition, within the Company's Home Improvement sector, Lowe's, an investment grade company, comprises 16.4% of Annualized Base Rent. On the other hand, recent same store sales data show that Apparel, Office Supply and Pet Supply retailers are not meeting analysts' expectations and these segments could continue to deteriorate in the current environment. The Company's combined exposure to these segments is 10.8%. Should these segments continue to experience lower than expected same store sales or if other segments with significant Company exposure begin to suffer in the current economic environment, tenants may have difficulty honoring their existing lease obligations, and the Company may have difficulty leasing new space at its development projects.

New Development Activities

     The Company's primary business has historically been to develop shopping centers anchored by retailers such as Lowe's and Wal-Mart. The Company has also historically developed for other retailers such as Kohl's, Kroger and PetsMart. The Company is currently involved in development activities with 10 different secondary anchor tenants including Best Buy and Bed, Bath and Beyond. The Company expects to continue to pursue development opportunities with retailers with whom it has traditionally worked while broadening its tenant and product mix to include grocers and grocery-anchored shopping centers. Management intends to become more selective in the development projects it approves with a focus on locations in larger metropolitan markets that have high barriers to new supply with demographic attributes that allow for net operating income growth over time.

     The Company is currently evaluating several new development opportunities with various tenants in some of the same markets in which it is currently developing. Management expects to approve and begin construction on more development projects in 2002 than it commenced in 2001. However, there can be no assurances that the volume of the Company's new development activities will increase as expected which could have an adverse impact on the Company's revenue, net income and FFO.

     During the third quarter of 2001, the Company acquired a 49% interest in a limited liability company, which operates a newly completed shopping center located in Suwanee, Georgia, anchored by K-Mart, Kohl's, Michael's and Staples.

Redevelopment Activities

     A component of management's repositioning strategy is the redevelopment of shopping centers as a method of adding value to the Company's existing operating portfolio. The Company is currently involved in a shopping center redevelopment located in Brown Deer, Wisconsin and a re-tenanting of vacant anchor space in Denver, Colorado and Milwaukee, Wisconsin. Management anticipates that redevelopment activity may increase as a result of the weakening retail market and the vacancies that would be created by a possible consolidation of retail tenants.

Liquidity and Capital Resources

Sources and Uses of Funds
-------------------------

     Historically, the Company's primary sources of funds have been cash provided by operating activities, proceeds from lines of credit, term debt, secured mortgage notes payable, debt and equity offerings, and sales of real estate. The Company's primary uses of funds have historically been development, redevelopment and acquisition of shopping center properties, distributions to shareholders, repayment of outstanding indebtedness, repurchases of common stock, scheduled debt amortization, leasing costs and capital improvements to its existing shopping center properties. The Company generally has used cash provided by operating activities to fund its distributions to shareholders, leasing costs and capital improvements to existing properties and scheduled debt amortization. The Company has used proceeds from its lines of credit, term debt, secured mortgage notes payable, debt and equity offerings, sales of shopping centers and land sales to repay outstanding indebtedness and to repurchase common stock and to fund its ongoing development, redevelopment and acquisition activities.

     During the nine months ended September 30, 2001, the Company incurred $101.6 million in development costs. To fund these development activities, the Company sold all or portions of 16 shopping centers and 19 vacant land parcels for proceeds of approximately $136.5 million. Proceeds from sales of shopping centers and sale of vacant land in excess of development costs were used to reduce the outstanding balances on the Company's revolving line of credit.

Indebtedness
------------

     As of September 30, 2001, the Company's indebtedness consisted of the following:


                                                                             Effective                      Percent
                                                            Principal        Interest       Maturity       of Total       Months to
                                                             Balance           Rate           Date       Indebtedness      Maturity
                                                          --------------   -------------  ------------  --------------   -----------
                                                          (in thousands)
Fixed Rate
----------
   Mandatory Par Put Remarketed Securities ("MOPPRS")             75,000        7.08%(1)     31-Mar-03           14.0%            18
   Mortgage note payable - Richmond, Kentucky                      5,875        8.00%(2)     01-Dec-03            1.1%            26
   Seven Year Notes                                               74,900        7.10%(1)     01-Aug-04           14.0%            34
   Ten Year Notes                                                 84,844        7.23%(1)     01-Aug-07           15.9%            70
   Mortgage note payable - Milwaukee, Wisconsin                    4,191        7.75%        01-Aug-09            0.8%            94
   Mortgage note payable - Jackson, Mississippi                    6,558        9.25%(3)     01-Mar-17            1.2%           185
   Mortgage note payable - Marietta, Georgia                      10,543        7.72%(1)     15-Nov-17            2.0%           194
   Mortgage note payable - Lilburn, Georgia                       12,123        6.74%(1)     10-Feb-18            2.3%           197
   Mortgage note payable - Woodstock, Georgia                     11,400        6.63%(1)     15-Apr-18            2.1%           199
   Mortgage note payable - Hendersonville, Tennessee              10,350        7.71%(1)     15-Jan-19            1.9%           208
   Mortgage note payable - Alpharetta, Georgia                    12,980        6.70%(1)     15-Apr-19            2.4%           211
                                                          --------------   ---------                    -------------    -----------
                                                                 308,764        7.27%                            57.8%            75
Floating Rate (4)
-----------------
   Revolving Line of Credit                                       50,000        7.35%(5)     31-Dec-02            9.8%            15
   Term Loan                                                     150,000        8.41%(5)     31-Dec-02           28.1%            15
   Mortgage note payable - Denver, Colorado                       23,000        6.59%(6)     27-Feb-02            4.3%             5
                                                          --------------   ---------                    -------------    -----------
                                                                 223,000        5.59%                            42.2%            14
                                                          --------------   ---------                    -------------    -----------
                                                          $      531,764        7.53%                           100.0%            49
                                                          ==============   =========                    =============    ===========

(1) Represents stated rate plus amortization of deferred loan costs.
(2) The interest rate on this note is adjusted on December 1 of each year.
(3) The note can be prepaid after March 1, 2002 with 90 days written notice to the Lender. The Company will not incur any prepayment penalties in association with the loan prepayment after this date.
(4) Floating rate debt exposure is limited through investment in financial derivatives. As of September 30, 2001, the $150,000 term loan and $50,000 of the revolving line of credit were hedged with interest rate swaps that effectively fix the underlying LIBOR rate at 4.62% and 3.585%, respectively.
(5) Represents stated rate of LIBOR plus 2.25% plus interest rate swap differential and amortization of deferred loan costs.
(6) Represents stated rate of LIBOR plus 2.00% plus amortization of deferred loan costs.

     On March 29, 2001, the Company closed a Third Amended and Restated Master Credit Agreement (the "2001 Credit Agreement") with Fleet National Bank as Agent. Proceeds from the 2001 Credit Agreement paid in full amounts outstanding under the Second Amended and Restated Credit Agreement and the Amended and Restated Term Loan (the "Secured Credit Agreements") with Wachovia Bank, N.A, as agent. The 2001 Credit Agreement provides for maximum borrowings of $300.0 million, comprised of a $150.0 million revolving credit facility (the "Revolving Line of Credit") and a $150.0 million term loan (the "Term Loan"). Interest on loans made pursuant to the 2001 Credit Agreement will range from LIBOR plus 1.75% to LIBOR plus 2.25%, based upon the Company's leverage and credit quality or, at the Company's discretion, the Agent's prime lending rate. The Revolving Line of Credit and Term Loan each currently bear interest at LIBOR plus 2.25% as of September 30, 2001. The 2001 Credit Agreement expires December 31, 2002, but the term may be extended until January 1, 2003 provided that the Company is in compliance with its terms.

     The 2001 Credit Agreement provides that the loans thereunder be secured by first priority security interests in retail shopping center properties. As of September 30, 2001, there were 49 properties valued at approximately $474.1 million securing these loans. The 2001 Credit Agreement contains certain requirements for each property within the Borrowing Base Properties (as defined in the 2001 Credit Agreement) and certain value and occupancy requirements for the Borrowing Base Properties in the aggregate. The Company may, however, add, remove or substitute certain of its other properties as Borrowing Base Properties subject to the conditions set forth in the 2001 Credit Agreement.

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

     The Company and the bank group amended the 2001 Credit Agreement, effective June 30, 2001 (the "2001 Credit Agreement Amendment"), by reducing the net worth covenant, reducing the fixed charges coverage ratio minimum and changing the definition of EBITDA to exclude gains and losses from land sales. The 2001 Credit Agreement Amendment also provides that in the event the United States District Court for the Northern District of Georgia does not approve the settlement of the Consolidated Class Actions and Derivative Actions, as described in Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this report, or if the settlement is materially modified or not fully consummated, the changes referred to above shall not be effective.

     On July 27, 2001 the Company refinanced a mortgage note payable secured by a shopping center located in Denver, Colorado with a $23.0 million mortgage loan secured by the same shopping center. The new mortgage loan matures on February 27, 2002 and bears interest at LIBOR plus 2%. The loan provides for two three-month extension options provided certain conditions are met. The Company intends to refinance this loan on a long term basis once re-leasing of an anchor tenant space is complete.

Future Sources and Uses of Funds
--------------------------------

     The Company's most significant expected use of capital is its development and redevelopment activities. The Company had 22 projects under construction as of September 30, 2001 and intends to commence construction during the remainder of 2001 on approximately three additional projects. The Company expects that the capital required to fund the future costs of these 25 projects, net of estimated construction reimbursements and expected land sales to retailers who will build and own their space in these projects, is approximately $110.0 million. These future costs are expected to be incurred by the end of 2003. This projected capital requirement includes a number of assumptions, including commitments by secondary anchor tenants. If some or all of these tenants do not execute leases, management anticipates that the amount required to finance these projects will be less.

     Another use of capital is the satisfaction of the liabilities that have arisen out of the Consolidated Class Actions. In November 2001, the Company funded approximately $16.8 million into an escrow account with the plaintiffs' attorneys pursuant to the Class Action Settlement Agreement. Upon final approval of the Class Action Settlement Agreement, the $16.8 million is expected to be released to the class members. The Company may also have to fund a related $4.0 million guarantee in the first quarter of 2002. Interest expense will increase as a result of the use of debt to fund the cash portion of the settlement. Dividend payments will increase once common stock is issued in connection with the Class Action Settlement Agreement and Derivative Settlement Agreement, which is expected to occur in the fourth quarter of 2001.

     Management believes that proceeds from asset sales, construction loans on certain development projects and its Revolving Line of Credit will provide the additional funding necessary to complete its current development pipeline and to fund its obligations related to the settlement of the Consolidated Class Action.

     As of September 30, 2001, the Company was negotiating the sale of two shopping center properties with an aggregate net book value of approximately $17.1 million and annual net operating income of approximately $1.5 million for estimated proceeds of approximately $17.1 million. Both properties were subject to definitive agreements at October 31, 2001. Additionally, the Company was marketing for sale or lease approximately 257 acres of land as of September 30, 2001, with an aggregate book value of approximately $43.9 million and an estimated market value of approximately $52.0 million. Of this land, 21 acres were sold in October 2001 for proceeds of approximately $8.6 million. The Company expects to sell or lease the remaining properties by the end of 2003. Management expects to continue to evaluate its real estate holdings and to continue selling operating shopping center properties that no longer fit its long-term investment criteria, which include high barrier to entry characteristics and strong demographics. The closing of dispositions is dependent upon, among other things, completion of due diligence and the ability of some of the purchasers to successfully obtain financing. Therefore, there can be no assurance that any of these transactions will close when expected or at all.

     The Company is currently negotiating construction loans on four of its development projects which should provide gross proceeds of between $65 million and $75 million through completion of the projects. The Company expects these loans to close in 2001 and the first half of 2002. The Company expects to selectively add additional construction loans on future development projects which meet underwriting standards for traditional construction financing. The ability to obtain construction loans will be dependent upon a number of factors, including achievement of adequate pre-leasing of the projects and satisfaction of any environmental, title or other issues with respect to the underlying real estate.

     As of September 30, 2001, the Company had $85 million available under its Revolving Line of Credit. Once certain projects are added to the borrowing base, the Company will have $100 million available under its Revolving Line of Credit.

     The Company is limited under its 2001 Credit Agreement and under the applicable indentures for its unsecured notes payable on the amount of secured indebtedness and total indebtedness it may have outstanding. Based on its expected development activity and asset sales activity, the Company believes that it will remain within the restrictions imposed on such indebtedness.

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

     The Company believes that cash provided by operating activities will be sufficient to fund its required distributions to shareholders (90% of taxable income), improvements to the Company's operating shopping centers, leasing costs and scheduled debt amortization through the end of 2001. However, there can be no assurance that the Company's results from operations will not fluctuate in the future and at times affect its ability to meet its operating requirements and the amount of its distributions.

      As of September 30, 2001, the Company's debt requires the following payments in the future:

(Dollars in thousands)

                                                              Percent of Debt
Year                                            Total            Expiring
--------------------------------------------------------------------------------
2001                                            $     624                  0.1%
2002                                              223,671                 42.1%
2003                                               81,467                 15.3%
2004                                               75,627                 14.2%
2005                                                  780                  0.1%
2006                                                  839                  0.2%
2007                                               85,746                 16.1%
2008                                                1,204                  0.2%
2009                                                4,022                  0.8%
2010                                                  928                  0.2%
Thereafter                                         56,856                 10.7%
                                                ---------               ------
                                                $ 531,764                100.0%
                                                =========               ======

     In 2002, a $23.0 million mortgage loan and the Company's 2001 Credit Agreement matures. As noted above, management expects to refinance the $23.0 million mortgage loan on a long term basis once re-tenating is completed at the shopping center securing the loan. Management expects to extend or refinance its 2001 Credit Agreement on similar or more favorable terms during the first half of 2002. With respect to maturing obligations in 2003 and beyond, management will evaluate various alternatives based on market conditions at the time. There can be no assurance, however, that the debt or equity capital markets will be favorable or available in the future, and unfavorable or unavailable markets could limit the Company's ability to continue to operate its business as it has in the past, complete development projects or repay or refinance maturing debt.

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

     As of September 30, 2001, the Company had two interest rate swap agreements and one interest rate cap agreement as described below:

                                                                            Effective        Termination
Description of Agreement             Notional Amount      Strike Price        Date              Date              Fair Value
----------------------------        -----------------    --------------    -----------      -------------       --------------
                                     (in thousands)                                                             (in thousands)

LIBOR, 30-day "Rate Cap"            $         100,000             7.25%      8/20/2000          8/21/2002       $            -

LIBOR, 30-day "Rate Swap"           $         150,000             4.62%      3/29/2001         12/31/2002       $       (3,500)

LIBOR, 30-day "Rate Swap"           $          50,000             3.59%      9/11/2001         12/31/2002       $         (500)

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

Inflation

     The Company's leases generally contain provisions designed to mitigate the adverse impact of inflation on net income. These provisions include clauses enabling the Company to pass through to tenants certain operating costs, including real estate taxes, common area maintenance, utilities and insurance, thereby reducing the Company's exposure to increases in certain costs and operating expenses resulting from inflation. Certain of the Company's leases contain clauses enabling the Company to receive percentage rents based on tenants' gross sales, which generally increase as prices rise, and, in certain cases, escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the Company's non-anchor leases are for terms of less than ten years, which permits the Company to seek increased rents upon re-leasing at higher market rates.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5.   OTHER INFORMATION
          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               3.1  Articles of Restatement of JDN Realty Corporation (1)
               3.2 Articles of Merger of JDN Enterprises, Inc. with and into the Company (2)
               3.3  Amended and Restated Bylaws of the Company, as amended (3)
               3.4 Form of Articles Supplementary of JDN Realty Corporation classifying the 9 3/8% Series A Cumulative Redeemable Preferred Stock (4)
               4.1  Specimen Common Stock Certificate (5)
               4.2 Form of the Company's 9 3/8% Series A Cumulative Redeemable Preferred Stock Certificate (4)
               4.3 Form of 6.918% MadatOry Par Put Remarketed Securities (sm) ("MOPPRS(sm)") due March 31, 2013 (6)
               4.4  Form of 6.80% Global Note due August 1, 2004 (7)
               4.5  Form of 6.95% Global Note due August 1, 2007 (7)
               4.6 Form of Articles Supplementary of JDN Realty Corporation classifying the 9 3/8% Series A Cumulative Redeemable Preferred Stock (4)
               10.1 First Amendment to Third Amended, Restated and Consolidated
                    Master Credit Agreement dated as of August 14, 2001 among JDN Realty Corporation and Fleet Nation Bank as Agent


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


          (b)  Reports on Form 8-K

               During the three months ended September 30, 2001, the Company filed the following report on Form 8-K:

                    Form 8-K dated July 30, 2001 containing (1) Letter Agreement dated as of July 6, 2001 between JDN Realty Corporation and Clarion-CRA Securities, L.P. as lead plaintiff,
                    (2) Memorandum of Understanding dated as of July 26, 2001 between JDN Realty Corporation and counsel for the plaintiffs for the derivative action and (3) press release related thereto.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      JDN Realty Corporation
                                      ----------------------


Date:   12 Nov 2001                   By: /s/ Craig Macnab
      --------------------                -------------------------------------
                                      Craig Macnab
                                      President and Chief Executive Officer

Date:   12 Nov 2001                   By: /s/ John D. Harris, Jr.
      --------------------                -------------------------------------
                                      John D. Harris, Jr.
                                      Senior Vice President and Chief Financial
                                      Officer

                                INDEX TO EXHIBITS

Exhibit
-------
Number         Exhibit
------         -------

3.1            Articles of Restatement of JDN Realty Corporation (1)
3.2 Articles of Merger of JDN Enterprises, Inc. with and into the Company (2)
3.3            Amended and Restated Bylaws of the Company, as amended (3)
3.4 Form of Articles Supplementary of JDN Realty Corporation classifying the 9 3/8% Series A Cumulative Redeemable Preferred Stock (4)
4.1            Specimen Common Stock Certificate (5)
4.2 Form of the Company's 9 3/8% Series A Cumulative Redeemable Preferred Stock Certificate (4)
4.3 Form of 6.918% MadatOry Par Put Remarketed Securities (sm) ("MOPPRS(sm)") due March 31, 2013 (6)
4.4            Form of 6.80% Global Note due August 1, 2004 (7)
4.5            Form of 6.95% Global Note due August 1, 2007 (7)
4.6 Form of Articles Supplementary of JDN Realty Corporation classifying the 9 3/8% Series A Cumulative Redeemable Preferred Stock (4)
10.1 First Amendment to Third Amended, Restated and Consolidated Master Credit Agreement dated as of August 14, 2001 among JDN Realty Corporation and Fleet National Bank as Agent




(1) Filed as an exhibit to the Company's filing on Form 8-K dated November 7, 1996, previously filed pursuant to the Securities Exchange Act of 1934, and hereby incorporated by reference.
(2) Filed as an exhibit to the Company's Registration Statement on Form S-11 (No. 33-73710) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
(3) Filed as an exhibit to the Company's filing on Form 10-K for the year ended December 31, 2000, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
(4) Filed as an exhibit to the Company's filing on Form 8-A dated September 17, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
(5) Filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-22339) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
(6) Filed as an exhibit to the Company's filing on Form 8-K dated April 1, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
(7) Filed as an exhibit to the Company's filing on Form 8-K dated August 1, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.