Form 10-K405
period 2001-12-31
JDN REALTY CORP
filed 2002-03-22
CIK 916836

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
(mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the shares of common stock of the Registrant (based on the closing price of these shares on the New York Stock Exchange) held by non-affiliates was approximately $431,384,796 as of March 15, 2002.

The number of shares outstanding of the Registrant's common stock, $0.01 par value, was 34,804,073 as of March 15, 2002.

                       Documents Incorporated By Reference
                       -----------------------------------

     Portions of the Registrant's definitive Proxy Statement relating to the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                                                 Form 10-K
Item No.                                                                                        Report Page
--------                                                                                        -----------
           Forward-Looking Statements in Form 10-K.......................................              1

                                                PART I

 1.        Business......................................................................              2
 2.        Properties....................................................................             15
 3.        Legal Proceedings.............................................................             19
 4.        Submission of Matters to a Vote of Security Holders...........................             21

                                                PART II

 5.        Market for Registrant's Common Equity and
             Related Shareholder Matters.................................................             22
 6.        Selected Financial Data.......................................................             24
 7.        Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................................             26
 7A.       Quantitative and Qualitative Disclosures about Market Risk....................             42
 8.        Financial Statements and Supplementary Data...................................             42
 9.        Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure......................................             42

                                               PART III

10.        Directors and Executive Officers of the Registrant............................             43
11.        Executive Compensation........................................................             43
12.        Security Ownership of Certain Beneficial Owners and
             Management..................................................................             43
13.        Certain Relationships and Related Transactions................................             43

                                                PART IV

14.        Exhibits, Financial Statement Schedules and
             Reports on Form 8-K.........................................................             44

                                         FINANCIAL INFORMATION

           Financial Statements                                                                     F-1
           Financial Statement Schedules                                                            F-24

FORWARD-LOOKING STATEMENTS IN FORM 10-K

Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used, statements which are not historical in nature, including the words "anticipate," "estimate," "should," "expect," "believe," "intend" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are, by their nature, subject to known and unknown risks and uncertainties. Forward-looking statements include statements regarding future sales of real estate, future development activities, including the level of such activities with certain tenants, future redevelopment of shopping center properties and projected capital requirements for, number of, and timing of shopping centers to be delivered from the Company's development pipeline, refinancing maturing debt obligations, availability of future financing sources and results of review of strategic and financing alternatives. Among the factors that could cause actual results to differ materially from those anticipated are the following: changes in the composition of senior management and the Board of Directors; the ability to attract and retain key employees; business conditions and the general economy, especially as they affect interest rates and value-oriented retailers; the effect of recent economic conditions particularly as they relate to the Company's ability to complete the secondary anchor tenant leasing of its current development projects; the growth plans of the Company's tenant customers and potential bankruptcy of tenants in the Company's operating shopping centers; the federal, state and local regulatory environment; the ability to refinance maturing debt obligations on acceptable terms; the availability of debt and equity capital with acceptable terms and conditions including, without limitation, the availability of bank credit to fund development and redevelopment activities; the ability to sell operating shopping center properties and parcels of land as projected and upon economically favorable terms; the availability of new development opportunities; changes in the financial condition or corporate strategy of or business relations with primary retail tenants, or the loss of one or more of the Company's primary retail tenants or their ability to pay rent; the ability to fund, complete and lease existing development and redevelopment projects on schedule and within budget; the ability to maintain or obtain all necessary licenses, permits and approvals required to conduct the Company's business; tax legislation affecting the development business of JDN Realty Corporation and JDN Development Company, Inc.; and the ability of JDN Realty Corporation to maintain its qualification as a real estate investment trust ("REIT"). Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are detailed from time to time in press releases and reports filed by JDN Realty Corporation with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K. See "Risk Factors" under Part I, Item 1 below. The Company assumes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

Item 1. Business.

BACKGROUND

     JDN Realty Corporation is a real estate company specializing in the development and asset management of retail shopping centers. When referred to herein, the term "Company" represents JDN Realty Corporation and its wholly owned or majority-owned subsidiaries. As of December 31, 2001, the Company owned and operated, either directly or indirectly through an affiliated entity, 100 shopping center properties containing approximately 11.1 million square feet of gross leasable area ("Company GLA") located in 20 states, with the highest concentrations in Georgia, Wisconsin and Tennessee. The principal tenants of the Company's properties include Lowe's, Wal-Mart and Kohl's. As of December 31, 2001, the Company had 21 projects under construction. JDN Realty Corporation was incorporated under Maryland law in 1993 and has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes.

     Effective January 1, 2001, JDN Realty Corporation acquired 100% of the ownership of JDN Development Company, Inc. ("JDN Development"). Prior to January 1, 2001, the Company owned 1% of the outstanding voting common stock and 100% of the outstanding non-voting common stock of JDN Development. As a result of this acquisition, the Company changed its accounting for JDN Development from the equity method to the consolidation method.

     In addition, effective January 1, 2001, JDN Realty Corporation and JDN Development elected taxable REIT subsidiary status for JDN Development. Because it is not a REIT, JDN Development may engage in certain activities not customarily engaged in by REITs, such as sales of all or portions of development projects and third-party fee development. While taxable REIT subsidiaries may engage in a variety of activities unrelated to real estate, the Company does not expect the activities of JDN Development to expand significantly beyond the development activities in which JDN Development has historically engaged.

DESCRIPTION OF BUSINESS

Development

     The Company's primary business has historically been to develop shopping centers anchored by value-oriented, necessity-item retailers such as Lowe's, Wal-Mart, Kroger and Kohl's. Through December 31, 2001, the Company and its predecessors had developed or jointly developed 202 shopping center projects with the retailers noted above in addition to other secondary anchor tenants such as PetsMart, Staples and TJ Maxx. The Company expects to continue to pursue development opportunities with the types of retailers with which it has traditionally worked while increasing its focus on grocers and grocery anchored shopping centers. The Company's Investment Committee, comprised of the Company's Chief Executive Officer, the Chief Financial Officer, the President of JDN Development and other key members of the Company's management team, reviews and authorizes funds for new projects and substantial changes to existing projects to assure compliance with the Company's investment objectives. The Investment Committee is focused on developments primarily for credit-worthy anchor tenants in high barrier-to-entry markets with demographic attributes that will result in favorable rates of return on the Company's investments. Management believes that the Company's focus on location combined with developing for retailers who are leaders in their local markets will enable the Company to achieve rates of return on its investments in shopping center properties consistent with the Company's objectives.

     The Company's development team is actively involved with the real estate representatives of its anchor tenants. The Company may be directed to markets by its tenants or identify high quality real estate in a market and present the site to a potential tenant. Once a retailer has expressed interest in a site and the Company has the site identified and under option, the Company generally:

     . Develops a site plan, taking into account the physical constraints of the property and the physical requirements of shopping center retailers, that can be translated into economic terms to set rental rates for anchor tenants;
     . Performs preliminary demographic, traffic and economic studies on the proposed site;
     . Contacts other retailers that management believes would be interested in the same market to determine their interest in leasing space at the proposed site;
     . Estimates costs by evaluating soil, water, sewer, environmental and traffic factors, as well as any other costs associated with the proposed site;
     . Reviews the local rental market to determine demand for and pricing of local tenant space;
     . Contacts potential outparcel users for the site to determine demand for and pricing of outparcels;
     . Performs financial analyses to confirm that the development meets internal return on investment criteria; and
     . After final approval from the Investment Committee and a commitment from a significant shopping center retailer, the Company purchases the site and oversees construction, leasing and management of the shopping center.

     The Company has historically concentrated its development activities in the Southeast. The Company expects to continue to pursue development opportunities within the Southeast, but a majority of its future developments are likely to be in other regions of the United States with demonstrated growth potential or population density with high barriers-to-entry for other shopping center developers. The Company is currently developing shopping centers in the following states; Arkansas, Colorado, Florida, Georgia, Kansas, Michigan, Missouri, New Jersey, Pennsylvania, Texas and Wisconsin. The Company is focused on the Southeast, Southwest, and Intermountain regions and has also targeted the Northeast for future development opportunities.

     During 2001, the Company completed projects which added approximately 700,000 square feet of Company GLA to the Company's portfolio of operating shopping centers at a cost of approximately $78.2 million. As of December 31, 2001, the Company had begun construction on a total of 21 projects which are expected, in the aggregate, to add approximately 1.9 million square feet of Company GLA to the Company's portfolio of operating shopping center properties at a cost of approximately $265.2 million.

     During 2001, the Company's Investment Committee approved four shopping center projects, including the purchase of a 49% economic interest in a limited liability company which operates a newly completed shopping center in a suburb of Atlanta, Georgia. As a result of the Investment Committee adopting more selective criteria in connection with new developments, along with other factors, such as increased cost of capital, management changes and changing relations with retail customers, the number of approved projects decreased in 2001. Historically, the Company has approved more projects per year than in 2001. Management expects the Investment Committee to approve approximately 8 to 10 projects in 2002. However, there can be no assurances that the volume of the Company's new development activities will increase as expected which could have an adverse impact on the Company's future revenue, growth rate of net income and funds from operations ("FFO").

Asset Management

     The Company's primary objective is to maximize the value of its portfolio of operating shopping centers through aggressive leasing and property management efforts, redevelopment, retenanting and expansions of selected shopping centers, and selective disposition of assets not meeting location, demographic and credit standards necessary for maximizing portfolio value. To this end, the Company's asset management team seeks to attract a mix of quality value-oriented, necessity-item retail tenants, maintain high occupancy rates, and establish a portfolio consisting of high quality assets located in fundamentally sound markets that have relatively high barriers-to-entry.

Leasing and Property Management

     The leasing staff seeks a complimentary mix of financially qualified tenants. Prior to entering into leases, the Company's leasing professionals analyze the financial condition of each retail prospect, evaluate the prospect's business plan and suitability as a tenant in a particular center and make recommendations to management. In management's judgement, this process maximizes rental revenue and reduces the risk of tenant turnover. After leasing space, the Company's property management department seeks to maximize the portfolio returns by increasing revenues through renewals of existing tenant leases and managing operating expenses.

     During 2001, on a "same property" basis, the Company experienced the following results:

     . Net operating income increased 0.19% for the year ended December 31, 2001 as compared to the year ended December 31, 2000, primarily as a result of increased leasing activity partially offset by two secondary anchor tenant vacancies at two of the Company's shopping centers during the year.
     . At December 31, 2001, the Company's properties were 95.0% leased as compared to 95.7% at December 31, 2000. This decrease primarily relates to the two vacancies described above.
     . Annualized base rent per leased square foot increased 2.1% to $7.85 as of December 31, 2001 from $7.69 as of December 31, 2000 due to an increase in effective rent upon turnover or renewal of space.

     As of December 31, 2001, the Company's overall operating portfolio of 100 shopping center properties was 94.4% leased.

Redevelopment and Expansion

     The Company's business strategy also includes the selective redevelopment, retenanting and expansion of shopping centers to increase cash flows and property values while simultaneously earning an appropriate return on the Company's investment. The Company has historically been active in its tenant expansion plans as changing demographics and increased sales warrant expansion or relocation. Redevelopment projects have included the addition of anchor tenants, changes in the tenant mix and the reconfiguration of shopping centers. The Company has worked closely with several anchor tenants to enlarge their stores and enhance merchandising capabilities.

     The Company is currently involved in shopping center redevelopments located in Milwaukee, Wisconsin, Pensacola, Florida and Ocala, Florida and retenanting of vacant anchor space in Denver, Colorado. Additionally, management is evaluating redevelopment or retenanting opportunities at four shopping centers in which anchor tenants have either announced a store closing or have negotiated early lease terminations. Management anticipates that redevelopment activity may increase as a result of the weakening retail market and the vacancies that would be created by a possible consolidation of retail tenants.

Dispositions

     The Company generally acquires and develops real estate for long term investment, however the asset management and dispositions teams periodically evaluate the Company's operating portfolio for assets that no longer fit the overall Company strategy to own assets located in high barrier-to-entry, high growth markets with an emphasis on high rates of profitability. The disposition strategy of the Company is to dispose of shopping center properties with limited growth potential and which do not meet management's strategic objectives. In addition to aligning the Company's operating portfolio with management's strategic objectives, the Company has supplemented its disposition strategy to include property disposition as a means of funding its development pipeline.

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

During 2001, the Company sold the following shopping center properties:

                         Disposition    Company GLA
Location                    Date       (square feet)    Sales Price
--------------------------------------------------------------------

Riverdale, GA             1/18/2001        22,405      $   2,125,000
Warner Robbins, GA (1)    2/13/2001       131,575          9,400,000
Macon, GA                 2/13/2001       102,098          9,000,000
Buford, GA (1)            3/21/2001       128,997         10,968,000
South Boston, VA (2)      3/30/2001       176,002          2,834,417
Lexington, VA  (2)        3/30/2001       176,226          3,421,806
Lawrenceville, GA         4/11/2001        10,125          2,425,000
Greensboro, NC            7/13/2001       131,051         16,850,000
Lawrenceveille, GA        7/25/2001       322,262         13,450,000
Ft. Walton Beach, FL      8/1/2001         21,902            850,000
Peachtree City, GA (3)    8/9/2001         10,800          2,200,000
Woodstock, GA (3)         8/9/2001         11,020          2,700,000
Fayetteville, GA          8/10/2001       156,066          7,900,000
Greenville, NC (4)        9/10/2001            --          2,670,459
Nashville, TN (2)         9/10/2001       200,083         14,296,573
Lexington, VA (5)         9/16/2001        28,503          2,040,500
South Boston, VA (5)      9/16/2001        24,404          1,810,000
Winston Salem, NC         9/16/2001        24,567          2,100,000
Antioch, TN               9/18/2001        51,534          2,970,000
Franklin, TN              11/5/2001        54,412          3,950,000
                                        ----------------------------

                Totals                  1,784,032      $ 113,961,755
                                        ============================

(1) Sale of only the Lowes at this location.
(2) Sale of only the Wal-Mart at this location.
(3) Sale of only the Pike Nurseries at this location.
(4) Represents release of escrow on the shopping center's sale in 1999.
(5) Sale of only shops at this location.

     As of December 31, 2001, the Company had two shopping centers with an aggregate net book value of approximately $15.2 million under contract to sell for estimated aggregate proceeds of approximately $16.1 million, one of which closed on February 25, 2002 netting proceeds of approximately $2.9 million. These two properties represent approximately 1.77% of net operating income for the year ended December 31, 2001. Management expects to dispose of approximately $60 million of shopping centers in 2002 (the "2002 Disposition Properties"). The sale of the 2002 Disposition Properties is dependent upon, among other things, the Company locating willing buyers, successfully negotiating transactions with buyers, and completing due diligence. In some cases, these dispositions will also be conditioned on the ability of the purchasers to successfully obtain financing for these transactions. There can be no assurance that these properties will be sold when expected or at all. Failure to sell some or all of the 2002 Disposition Properties could adversely affect the Company's ability to fund its ongoing development activities.

TENANTS

     As of December 31, 2001, Lowe's represented 16.0% of the Company's annualized base rent (the "Company ABR") and 15.2% of Company GLA. No other tenant accounted for more than 10% of Company GLA or Company ABR in 2001. Wal-Mart is the Company's second largest tenant, representing 5.0% of Company ABR and 6.6% of Company GLA. The loss of either tenant or the inability of either tenant to pay rent would have a material adverse effect on the Company's financial condition and results of operations. Also see "Risk Factors" below.

     The tenant base of the Company had the following characteristics as of December 31, 2001:

                                              Percent of
                                Percent of     Company
Type of Tenant                 Company GLA       ABR
-------------------------------------------------------

Anchor                             47.8%        39.3%
Secondary Anchor                   24.2%        24.9%
In Line                            17.5%        28.3%
Outparcel                           4.3%         7.1%
Other                               0.6%         0.4%
Unleased                            5.6%         0.0%
                                  -----        -----
       Total                      100.0%       100.0%
                                  =====        =====

National                           72.3%        74.0%
Regional                            8.7%         9.0%
Local                              13.4%        17.0%
Unleased                            5.6%         0.0%
                                  -----        -----
       Total                      100.0%       100.0%
                                  =====        =====

COMPETITION

     The Company competes with commercial developers, real estate companies and other real estate owners for development opportunities in all market areas. Certain of these competitors may have greater amounts of available capital, better access to capital at lower costs, more sophisticated management and development expertise, better relationships with their key tenant bases and other resources than the Company. The operations of each shopping center in the Company's portfolio are subject to competition from similar shopping centers in their respective locations. Management believes that the Company is well positioned to compete effectively for development and acquisition opportunities and is generally well positioned to compete in markets in which its shopping center properties are located.

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

     Some of the Company's shopping centers contain friable asbestos elbow fitting insulation on mechanical systems throughout the shopping centers and may contain other asbestos containing materials. These materials are inspected for damage or disturbance periodically and adequate remediation is performed in the event of any repairs or renovations on the affected area. Some of the buildings on the Company's properties were built when low concentrations of non-friable asbestos were commonly used in building materials such as roof flashings and vinyl floor tile and may contain non-friable asbestos containing materials. Management believes that buildings that contain limited amounts of friable asbestos, which is subject to monitoring by the Company, and materials that contain low concentrations of non-friable asbestos, when properly managed and maintained, generally do not pose any environmental hazard. Additionally, from time to time the Company purchases land for its development and redevelopment projects, which contain structures with friable asbestos. The Company performs demolition and remediation in accordance with the government regulations prior to beginning construction.

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

     Any one or more of the Company's shopping centers can potentially be negatively impacted, either through physical contamination or by virtue of an adverse effect on property values by the release of hazardous or toxic substances emanating from areas adjacent to or near the centers. Several of the centers are adjacent to or near areas that either contain or have contained above-ground or underground petroleum storage tanks that either have or may have released petroleum products into the soil or groundwater. A number of the Company's shopping center properties at one time contained underground storage tanks that were used to store petroleum products. When necessary, soil and groundwater contamination has been the subject of remediation efforts as required by law.

     The general policy of the Company is to obtain a new or updated environmental assessment each time it develops or acquires a property. The Company obtained Phase I environmental assessments of each property on which it began construction during 2001. Additionally, the terms of all agreements for purchase and sale of properties the Company has acquired or will acquire contain or are expected to contain representations related to the sellers' knowledge of existing environmental conditions. Because the terms of the Company's leases with its shopping center tenants do not give the Company control over the day-to-day operational activities of the tenants, no assurance can be given that any lessee of a property owned or to be owned by the Company has not or will not create a hazardous environmental condition.

     Except as noted below, the Company has not been notified by any governmental authority of any material noncompliance, environmental claim or liability in connection with any of its shopping centers. The Company has not been notified of any claim for personal injury or property damage by a private party in connection with any of its properties as a result of environmental conditions.

     The Company has entered into a Consent Agreement with the Environmental Protection Agency relating to an alleged violation of a wetlands permit at one of the Company's recently developed properties. Pursuant to the Consent Agreement, the Company completed certain remedial measures in

March 2002. The Company is not aware of any other environmental condition or liability with respect to any of its properties that management believes would have a material adverse effect on the Company's financial condition or results of operations.

EMPLOYEES

     As of March 15, 2002, the Company employed 128 full-time individuals and one part-time individual, including executive, administrative and field personnel.

Executive officers of the Company are as follows:

Name                  Age   Positions
----                  ---   ---------

Craig Macnab          46    President and Chief Executive Officer and Director
Lee S. Wielansky      50    President and Chief Executive Officer, JDN
                            Development Company, Inc. and Director
John D. Harris, Jr.   42    Chief Financial Officer, Senior Vice President,
                            Secretary and Treasurer
Andrew E. Rothfeder   33    Executive Vice President, JDN Development Company,
                            Inc.
Leilani L. Jones      40    Vice President and Director of Property Management
                            and Assistant Secretary
Michael A. Quinlan    42    Vice President, Controller and Assistant Secretary

The following is a biographical summary of the experience of the executive officers of the Company:

     Craig Macnab. Mr. Macnab has served as the Company's Chief Executive Officer since April 2000, as President since September 2000 and as a Director since December 1993. From June 1993 to December 1996, Mr. Macnab served as General Partner of MacNiel Advisors, and from January 1997 to March 1999, he served as President of Tandem Capital. Mr. Macnab is a Director of Per Se Technologies, Inc.

     Lee S. Wielansky. Mr. Wielansky joined JDN Development in November 2000 as President and Chief Executive Officer. Mr. Wielansky was appointed to the Board of Directors of the Company in February 2001. Prior to joining JDN Development, from January 1995 until March 1998, Mr. Wielansky was President and Chief Executive Officer of the Midland Development Group. From March 1998 until November 2000, he served as Managing Director of Regency Realty Corporation. Mr. Wielansky is a Director of Acadia Realty Trust and Director and Vice Chairman of Allegiant Bancorp, Inc.

     John D. Harris, Jr. Mr. Harris has served as Chief Financial Officer, Senior Vice President, Secretary and Treasurer since August 2000. Mr. Harris served as Interim Chief Financial Officer, Secretary and Treasurer of the Company from April 2000 to July 2000. Mr. Harris served as Vice President and Controller of the Company from May 1998 to April 2000. From July 1994 to May 1998, Mr. Harris served as Controller of the Company. Mr. Harris is a certified public accountant.

     Andrew E. Rothfeder. Mr. Rothefeder was appointed Executive Vice President, JDN Development Company, Inc. in February 2002. Mr. Rothfeder served as Vice President and Director of Asset Management of the Company from May 1999 to January 2002 and served as a leasing agent of the Company from its formation in December 1993 to May 1999.

     Leilani L. Jones. Ms. Jones has served as Vice President and Director of Property Management of the Company since its formation in December 1993 and as Assistant Secretary of the Company since May 1997. Ms. Jones is a Certified Property Manager and a CCIM.

     Michael A. Quinlan. Mr. Quinlan has served as Vice President, Controller and Assistant Secretary of the Company since July 2000. From October 1997 through June 2000, Mr. Quinlan served as Controller and Assistant Secretary of JDN Development Company, Inc. Prior to joining JDN Development, Mr. Quinlan was an employee of The Rouse Company serving as a Regional Financial Advisor from June 1996 through September 1997 and as a Senior Group Controller from January 1995 through May 1996.

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

The Company is Dependent on Major Anchor Tenants for Revenues

     Major Anchor Tenants. As of December 31, 2001, Lowe's leased more than 10% of Company GLA and accounted for more than 10% of Company ABR. No other single tenant accounted for more than 10% of Company GLA or Company ABR in 2001. Wal-Mart is the Company's second largest tenant, representing 5.0% of Company ABR and 6.6% of Company GLA.

     If the financial condition or corporate strategy of either of these tenants changes, the Company could experience material adverse consequences, such as reduced net income, reduced FFO and reduced distributions. In addition, other tenants may not be attracted to the Company's properties without these tenants.

     The Bankruptcy of Kmart may Adversely Affect Results of Operations. On January 22, 2002, Kmart Corporation filed for Chapter 11 bankruptcy. As of March 15, 2002, Kmart Corporation leased space from the Company in five locations, one of which is held in a limited liability company in which the Company owns a 49% economic interest. Under Chapter 11 bankruptcy protection, Kmart has the ability to affirm or reject pre-petition lease agreements. As of March 15, 2002, Kmart has rejected one of the Company's five leases, representing approximately $327,000 of Company ABR. The remaining four leases represent approximately 2.5% of Company ABR and 3.6% of Company GLA. There can be no assurance that Kmart will accept the Company's other four leases or that the remaining leases will not be accepted under reduced rental rates. Rejection of any or all of the Company's remaining Kmart leases could have an adverse effect on the Company's results of operations.

     Other Tenants. A change in the financial condition or business strategy of another major tenant or a number of smaller tenants may have an adverse impact on the properties affected and on the income that those properties produce.

The Company is Dependent on Outside Financing to Support its Business Strategy

     The Company's strategy includes developing and redeveloping shopping center properties. Because the Company operates in a manner so as to preserve its qualification as a REIT, which requires, among other things, the distribution of at least 90% of its REIT taxable income to shareholders each year, the Company is generally not able to fund its development activities with cash from operating activities. The Company must, therefore, rely in part on the availability of debt or equity capital to fund development and redevelopment activities.

         The Company's Revolving Line of Credit and Term Loan are a part of a $300.0 million secured credit facility (the "Secured Credit Agreement") with a bank group, as more particularly described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Part II, Item 7 of this report. The Secured Credit Agreement contains restrictions on the Company's ability to incur additional indebtedness, requires the Company to maintain certain specified financial ratios and obligates the Company to provide certain of its properties as security. The Secured Credit Agreement matures on December 31, 2002. The Company may extend the term until January 1, 2003 provided that the Company is in compliance with its terms. The Company may be unable to refinance or repay this indebtedness in full when it matures. There can be no assurance that the Company will have access to public or private debt or equity capital markets to fund future growth on acceptable terms.

         The Company is subject to a variety of risks associated with debt financing. Examples of these risks include the following:

     . The Company's cash provided by operating activities may be insufficient to meet required payments of principal and interest;
     . The Company may be unable to pay or refinance indebtedness on its properties;
     . If prevailing interest rates or other factors at the time of refinancing result in higher interest rates on refinancing, the Company's interest costs would increase, which may adversely affect the Company's related returns on its development and redevelopment activities, cash provided by operating activities and the ability to make distributions or payments to holders of the Company's securities;
     . If the Company is unable to secure refinancing of indebtedness on acceptable terms, the Company may be forced to dispose of properties upon disadvantageous terms, which may result in losses to the Company and may adversely affect the Company's funds from operations;
     . If the Company is unable to obtain secured or unsecured financing on acceptable terms, the Company may not be able to fund its development pipeline, resulting in a loss of future income and asset value;
     . If a property or properties are mortgaged to secure payment of indebtedness and the Company is unable to meet mortgage payments, the mortgagee may foreclose upon the property or otherwise compel the Company to transfer the property to the mortgagee, resulting in a loss of income and asset value to the Company; and
     . The Company is limited on the amount of total indebtedness it may incur and on the amount of secured indebtedness it may incur by its credit agreements and bond indentures which limits the funds available for the Company's development and redevelopment activities.

The Company is Dependent on Land Sales and Shopping Center Sales to Support its Growth

     In addition to outside financing, the Company is dependent upon selling land and shopping center properties to provide funds to invest in its development activities. The closing of real estate transactions requires considerable effort and is dependent upon multiple factors that are not necessarily within the Company's control. Among these factors are the ability of the purchaser to obtain financing, the resolution of issues arising out of due diligence, economic conditions which may make sales prices unattractive to the Company, economic conditions which make real estate unattractive to potential purchasers, and unforeseen delays in the process which cause delays in the closing. Failure to close land sales and shopping center property sales on schedule could adversely affect the Company's ability to fund its development activities.

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

     Among the requirements to qualify as a REIT, the Company must distribute at least 90% of its REIT taxable income to its shareholders each year. Possible timing differences between the receipt of income, the payment of expenses and the inclusion and deduction of such amounts in determining taxable income could force the Company to reduce its dividends below the level necessary to maintain its qualification as a REIT, which would have material adverse tax consequences. In order to maintain qualification as a REIT, the Company must also satisfy annually two gross income requirements. In addition, at the close of each quarter of the Company's taxable year, the Company must satisfy certain tests under the Code relating to the nature of its assets.

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

     Other REIT Taxes. Although qualified for REIT taxation, certain transactions or other events could lead to the Company being taxed at rates ranging from 4% to 100% on certain income or gains. For example, the Company is subject to a 100% tax on the net income derived from "prohibited transactions." A prohibited transaction is the sale or other disposition of property held primarily for sale to customers in the ordinary course of a trade or business, with the exception of foreclosure property. Whether property is held primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all of the facts and circumstances with respect to the particular transaction. Certain safe harbor rules are provided pursuant to which certain sales will be deemed not to constitute prohibited transactions. Specific requirements must be satisfied in order to bring a sale within the safe harbor. See "Federal Income Tax Considerations" filed as an exhibit to this report. During 2001, the Company sold certain shopping center properties that fell outside the safe harbor rules, and in 2002, the Company intends to sell certain additional shopping center properties that may also fall outside the safe harbor rules. The Company, however, believes that, based on all of the facts and circumstances, it will not have held such properties primarily for sale to customers in the ordinary course of a trade or business and, therefore, such property sales would not be considered prohibited transactions. There can be no assurance that the IRS will not disagree with such conclusion.

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

The Company is Subject to Risks Inherent in Investment in Real Estate Properties

     General Risks. Real property investments are subject to varying degrees of risk. Among the factors that may affect real estate values and the income generated from real estate investments are the following:

     .    changes in the general economic climate;
     . local conditions (such as an oversupply of or a reduction in demand for shopping center space in an area);
     .    the quality and philosophy of management;
     .    competition from other available space;
     .    the ability of the owner to provide adequate maintenance and insurance;
     .    variable operating costs (including real estate taxes);
     . costs associated with federal, state and local government laws and regulations (including, for example, environmental, zoning and other land use laws and regulations);
     . changes in business conditions and the general economy as they affect interest rate levels;
     .    the availability of financing; and
     .    potential liability under and changes in environmental and other laws.

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

     . changes in general economic conditions or consumer preferences that affect the demand for value-oriented retailers or that result in the merger of, closings or relocations by such retailers;
     . the availability of financing with favorable terms and conditions or alternative sources of capital from, for example, real estate dispositions;
     . future enactment of laws regulating public places (including present and possible future laws relating to access by disabled persons); and
     . limitation by local rental markets of the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates.

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

     Effect of Uninsured Loss on Performance. The Company carries comprehensive liability, fire, flood, terrorism, extended coverage and rental loss insurance with policy specifications and insured limits that are customary for similar properties. Certain types of losses (such as from wars or earthquakes), however, are either uninsurable or insurable only at costs which are not economically justifiable. If an uninsured loss occurs, although the Company would continue to be obligated to repay any recourse mortgage indebtedness on the property, the Company may lose both its invested capital in, and anticipated profits from, the property.

     Competition. Numerous commercial developers, real estate companies and other owners of real estate compete with the Company in seeking land for development and tenants for properties. Certain of these competitors may have greater access to capital and other resources than the Company.

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

     Acts of Terrorism. The Company owns and operates shopping centers that are freely accessible by the public. An act of terrorism at one or more of the Company's shopping centers, or at a competitor's shopping center, could result in a decrease in willingness by the public to patronize the Company's tenants. This decrease in traffic and corresponding decrease in sales could affect the tenants' ability to fulfill their rental obligations and adversely affect the Company's revenues.

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

The Current Economic Environment May Adversely Affect the Company

     Management is uncertain of the impact that the current economic environment will have on the Company's tenants and the retail industry overall. If retail segments in which the Company has significant exposure begin or continue to experience financial difficulty from a slower retail environment, tenants may have difficulty honoring their existing lease obligations. Additionally, a sustained slowing of the retail industry may affect the Company's ability to attract future tenants to its newly developed shopping centers, as certain retailers may curb expansion plans. The effect of these uncertainties could have an adverse effect on the Company's results of operations.

The Company is Subject to Risks Inherent in Development and Acquisition
Activities

     Developing or expanding existing shopping centers is an integral part of the Company's strategy for maintaining and enhancing the value of its shopping center portfolio. While the Company's policies with respect to its activities are intended to limit some of the risks otherwise associated with those activities (including not commencing construction on a project prior to obtaining a commitment from an anchor tenant), the Company nevertheless will incur certain risks, including risks related to delays in construction and lease-up, costs of materials, financing availability, volatility in interest rates, labor availability and the failure of properties to perform as expected. The Company could also become unable to complete development projects because of the inability or unwillingness of third-party vendors such as contractors to provide services to the Company or the inability of the Company to obtain financing on economically feasible terms.

Item 2. Properties.

     The Company's corporate headquarters are located in a building it owns at 359 East Paces Ferry Road, Suite 400, Atlanta, Georgia 30305. The Company coordinates most of its corporate activities from its headquarters, although the Company also maintain offices in Charlotte, North Carolina; Denver, Colorado; Birmingham, Alabama; Marlton, New Jersey; and St. Louis, Missouri.

     As of December 31, 2001, the Company owned and operated, either directly or indirectly through an affiliated entity, 100 shopping center properties totaling approximately 11.1 million square feet of gross leasable area. Nine of the Company's shopping centers are encumbered by property-specific mortgage notes payable and 52 are pledged as collateral for the Company's Secured Credit Agreement (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Part II, Item 7 and
Schedule III within the Financial Information of this report.) The following tables set forth information on the Company's portfolio of shopping center properties as of December 31, 2001:

                      Year Built/
                      Renovated         Total       Company   Percent
Location              or Expanded      GLA (1)        GLA     Leased    Anchor / 2nd Anchor Stores
-----------------------------------------------------------------------------------------------------------------------------------
ALABAMA
    Decatur            1965/1996       122,957      122,957     92.0%   Food World, Handy TV & Appliance
    Gadsden              1979          131,045       85,343     92.4%   Public Wholesale, Food World(2),Eckerd(Dollar General)(4)
    Opelika            1993/1995       306,229      306,229     99.2%   Wal-Mart, Lowe's, Winn-Dixie, Goody's, CVS
    Opelika              1999          135,201      135,201    100.0%   Lowe's
    Scottsboro           1999          223,758       40,568    100.0%   Wal-Mart(2), Goody's
ARKANSAS
    Fayetteville         2001           86,584       86,584    100.0%   Kohl's
COLORADO
    Denver               1997          244,639      244,639     78.3%   King Soopers, OfficeMax, PetsMart, Pier 1 Imports,
                                                                        Linens 'N Things
    Parker               2001           39,735       39,735    100.0%   PetsMart, Office Depot
FLORIDA
    Bradenton            1999          139,611        9,612    100.0%   Lowe's(2)
    Brandon              1997          243,207      113,552    100.0%   Lowe's(2), The Sports Authority, Linens 'N Things
    Brandon              1999          116,568      116,568    100.0%   Publix, Jo-Ann Etc
    Gulf Breeze          1998          333,660       29,833    100.0%   Wal-Mart(2), Lowe's(2)
    Ocala              1984/1991       183,820      183,820     36.5%   Winn-Dixie
    Pensacola            2000           55,795       55,795    100.0%   Scotty's
    Tallahassee        1990/1994       265,304      109,055     96.7%   Wal-Mart(2), Lowe's
GEORGIA
    Alpharetta           1998          139,547      129,047    100.0%   Lowe's
    Athens               2000          218,883       24,004     95.0%   Wal-Mart(2)
    Buford               1998          362,137       27,810    100.0%   Wal-Mart (2), Lowe's (2)
    Canton               1983          127,856      127,856     95.1%   Ingles, Staples
    Canton               1996          238,031       39,005    100.0%   Wal-Mart (2)
    Cartersville         1984          112,241      112,241     75.8%   Ingles,  Eckerd (Video Warehouse) (4)
    Chamblee             1976          175,972      175,972     98.6%   Winn-Dixie, CVS
    Columbus             1999          242,789      119,789     93.0%   Target(2), Goody's, Michael's, PetsMart
    Cumming              1997          644,520      310,573     99.6%   Wal-Mart (2), Home Depot(2), Goody's, OfficeMax, Lowe's
                                                                        PetsMart, Michael's
    Cumming              1999           27,604       27,604    100.0%   Pike Nurseries
    Douglasville         1999          261,359      128,512     95.6%   Lowe's(2), Babies 'R Us, Best Buy
    Eastman              1990           94,669       53,365    100.0%   Wal-Mart(2), Food Lion
    Fayetteville         2000           15,646       15,646    100.0%   Eckerd
    Fort Oglethorpe    1973/1992       176,903      176,903     98.5%   Kmart, Albertson's, CVS
    Griffin              1986          172,548       64,773     93.8%   Wal-Mart(2), Winn-Dixie
    LaFayette            1990           78,426       78,426     70.9%   Food Lion
    Lagrange             2001           62,990       62,990    100.0%   Lagrange Expo Center
    Lawrenceville        1990           89,066       89,066     94.8%   Winn-Dixie, Eckerd (Dollar General)(4)
    Lilburn              1990           73,953       73,953    100.0%   Kroger
    Lilburn              1997          132,849      132,849    100.0%   Lowe's
    Lithonia             2001           50,000       50,000    100.0%   Toy's R Us
    Loganville           1995           95,279       91,199     97.4%   Kroger
    Madison              1989          106,102      106,102     97.5%   Wal-Mart, Ingles, CVS
    Marietta             1997          151,049      151,049    100.0%   Lowe's
    McDonough            1999            4,670        4,670    100.0%   Applebee's
    Newnan               1995          426,732      156,506     97.7%   Wal-Mart(2), Lowe's, Belk(2)
    Peachtree City       1999           50,350       50,350     94.5%   Staples
    Stockbridge          1988          162,783      162,783     98.5%   Kmart, Cub Foods(Ingles)(4)
    Stockbridge          1997           10,800       10,800    100.0%   Pike Nurseries
    Stone Mountain       1999          131,000      131,000    100.0%   Lowe's
    Suwanee              1997           43,394       43,394     96.8%   Pike Nurseries, Eckerd(2)
    Suwanee (5)          2001          313,006      313,006     93.7%   Michael's, Staples, Kohl's, Kmart

                      Year Built/
                      Renovated         Total       Company   Percent
Location              or Expanded      GLA (1)        GLA     Leased    Anchor / 2nd Anchor Stores
-----------------------------------------------------------------------------------------------------------------------------------
    Tucker               1998          268,524      133,881     99.0%   Wal-Mart(2), Kroger, Goody's
    Union City           1986          181,959      100,007     76.0%   Wal-Mart(2), Ingles
    Warner Robins        1997          459,703      107,944    100.0%   Lowe's (2), Wal-Mart(2), TJ Maxx, PetsMart, Staples
    Woodstock            1995          170,942      170,942     98.4%   Wal-Mart
    Woodstock            1997          255,860      132,849    100.0%   Lowe's, Kmart(2)
ILLINOIS
    Decatur              1999          194,782       22,782     53.9%   Wal-Mart (2)
INDIANA
    Lafayette            2000          243,853       35,103     80.9%   Wal-Mart (2)
IOWA
    Davenport            1999          161,285      136,390     97.7%   Borders Books & Music (2), Bed Bath & Beyond,
                                                                        Michael's, TJ Maxx, Old Navy
KANSAS
    Topeka               1976          126,869      126,869     59.9%   Bauersfeld's
KENTUCKY
    Lexington            1998          356,230       39,593     82.3%   Lowe's(2), Wal-Mart(2)
    Lexington            1998          228,883       48,925     91.2%   Wal-Mart(2), Staples
    Richmond             1992          229,317      158,045    100.0%   Kmart, Lowe's(2), Food Lion, Rite Aid
MICHIGAN
    Lansing              2000          418,318       74,371    100.0%   Gander Mountain, Lowe's(2), Tractor Supply Company,
                                                                        Wal-Mart (2)
    Grandville           2001          209,156       79,156    100.0%   Lowe's (2), Gander Mountain
MISSISSIPPI
    Jackson              1996          326,324      107,785    100.0%   Target(2), Home Depot(2), Office Depot,
                                                                        PetsMart, Fred's
    Jackson              1997          182,311       52,628     78.9%   Office Depot, Home Depot(2)
    Oxford               2000           71,866       71,866     95.0%   Kroger
    Saltillo             1999          173,299       65,299     89.3%   Home Depot(2), PetsMart, Staples
NORTH CAROLINA
    Asheville            1996          190,970      190,970    100.0%   Dick's Sporting Goods, Circuit City, Carmike Cinemas,
                                                                        OfficeMax, Michael's, Goody's
    Fayetteville         1985          204,298      204,298     88.4%   Hechinger (Circuit City/Staples)(4), TJ Maxx,
                                                                        General Cinemas
    Hendersonvil       1988/1995       170,792      170,792     96.9%   Wal-Mart, Ingles
    Lumberton            1999          148,785       19,785    100.0%   Lowe's(2), Wal-Mart(2)
    Rocky Mount          1999           68,060       68,060    100.0%   PetsMart, TJ Maxx
OHIO
    Burlington         1991/1995       356,181      159,359     98.5%   Lowe's, Sam's Club(2), Wal-Mart(2)
    Gallipolis           1998          205,909       25,951     83.8%   Wal-Mart(2)


                      Year Built/
                      Renovated         Total       Company   Percent
Location              or Expanded      GLA (1)        GLA     Leased    Anchor / 2nd Anchor Stores
-----------------------------------------------------------------------------------------------------------------------------------
PENNSYLVANIA
    Allentown            2001          208,677      208,677    100.0%   Wal-Mart
    Erie                 2000          130,851        5,451    100.0%   Target (2)
    Monaca             1997/1999       245,089      245,089     98.3%   Lowe's, Shop 'N Save, PetsMart
SOUTH CAROLINA
    Charleston           1991          196,053      196,053     99.0%   Wal-Mart, Food Lion
    Sumter               1987          158,295       19,145    100.0%   Wal-Mart(2), Kroger(2)
TENNESSEE
    Arlington            1993           64,225       64,225     98.1%   Kroger
    Chattanooga          1992          214,581      214,581     97.8%   Kmart, Best Buy
    Columbia             1993           68,952       68,952     91.7%   Albertson's
    Farragut             1991           71,315       71,315     93.3%   Bi-Lo
    Franklin             1983          186,005       18,005    100.0%   Big Lots(2)
    Franklin             2000          223,250        3,501    100.0%   Wal-Mart(2)
    Goodlettsville       1987           84,441       84,441     90.6%   Kroger
    Hendersonville       1999          133,147      133,147    100.0%   Lowe's
    Murfreesboro       1972/1993       117,750      117,750     95.0%   Albertson's
    Murfreesboro         1998          390,810      108,188    100.0%   Target(2),TJ Maxx, Books-A-Million, Toys 'R Us(2), Lowe's(2)
    Nashville            1998          167,799      167,799    100.0%   Wal-Mart(2), Lowe's
TEXAS
    Irving               1999          553,698      203,822    100.0%   Kohl's, United Artists, Wal-Mart(2), Sam's Club (2)
    McKinney             2000          210,894      120,588     87.3%   Kohl's, Albertson's(2)
    Nacogdoches          1999           57,413       57,413    100.0%   Goody's, Staples
VIRGINIA
    Chester            1977/1978       116,311      116,311    100.0%   Ukrop's, Rite-Aid
    Lynchburg            1990          320,769      275,769     85.4%   Goody's, Movies 10, Staples, Rugged Wearhouse,
                                                                        TJ Maxx, Circuit City, Toys 'R Us(2)
    Midlothian           1985           79,410       79,410     96.7%   Food Lion, CVS
WISCONSIN
    Brookfield           1967          190,142      190,142    100.0%   Marshall's Mega Store, Burlington Coat Factory, TJ Maxx,
                                                                        OfficeMax
    Brown Deer           1967          211,536      211,536    100.0%   TJ Maxx/Burlington, Kohl's, OfficeMax, Michael's, Old Navy
    Brown Deer           1989          143,372      143,372    100.0%   Pick 'N Save,  Marshall's Mega Store
    Milwaukee            1962          160,533      160,533    100.0%   Kohl's, Pick 'N Save
    Milwaukee            1951          305,794       54,917    100.0%   Movies 10(2),Walgreen's(2), Wal-Mart(2)
    West Allis(3)        1968          383,967      383,967     88.1%   Kohl's, Kohl's Storage, Pick 'N Save Storage,
                                                                        Marshall's Mega Store, Walgreen's, Pick 'N Save
    TOTAL                           18,620,822   11,148,483
=====================================================================   ============================================================

(1)  Total GLA includes anchor stores that are not owned.
(2)  Anchor / 2nd Anchor store that is not owned.
(3) Property owned by a joint venture which is approximately 82.5% owned by the company and approximately 17.5% owned by unaffiliated third parties.
(4)  Sublease tenant.
(5) Property owned by a limited liability company that is 49% owned by the Company.

Item 3. Legal Proceedings.

LITIGATION

     During 2001, the Company and certain current and former officers and directors of the Company were subject to a consolidated class action lawsuit (the "Consolidated Class Action") pending before the United States District Court for the Northern District of Georgia (the "Federal Court"). The Consolidated Class Action alleged that the defendants violated certain federal securities laws and participated in making material misstatements or omissions in public filings. On July 6, 2001, the Company, the current officers and directors named in the lawsuit, and certain former officers of the Company reached an agreement with the plaintiffs to settle the Consolidated Class Action.

     The terms of the settlement of the Consolidated Class Action are set forth in detail in the Stipulation and Agreement of Settlement filed with the Federal Court on August 14, 2001 (the "Class Action Settlement Agreement"). A Letter Agreement pertaining to the settlement terms was filed with the Securities and Exchange Commission ("SEC") in a filing on Form 8-K on July 30, 2001. Under the terms of the Class Action Settlement Agreement, the Company agreed to pay the plaintiffs approximately $16.8 million in cash and to issue 1,681,568 shares of the Company's common stock. In addition, the Company agreed to provide a $4.0 million guarantee that class members will receive a minimum of $7.5 million by virtue of recoveries from or settlements with certain former officers and directors not dismissed from the Consolidated Class Action as well as the Company's former outside legal counsel, McCullough Sherrill, L.L.P. and certain of McCullough Sherrill's individual lawyers (the "Non-Settling Parties"). Moreover, the Company agreed to take action against such parties to recover damages it believes the Company has suffered as a result of their actions. Accordingly, on June 15, 2001 the Company filed claims in the Superior Court of Fulton County, Georgia against certain former officers of the Company, ALA Associates, Inc., McCullough Sherrill and certain of its individual lawyers. The first $8.0 million of amounts received from third parties in either the Consolidated Class Action or the actions brought by the Company will go to the class members, and amounts received in excess of $3.5 million will reduce the Company's $4.0 million guarantee dollar-for-dollar. Amounts recovered in excess of $8.0 million, if any, will be divided, with one-third of any such recoveries going to the Company and two-thirds going to the class members. In addition, the Class Action Settlement Agreement contains certain restrictions on the issuance of common stock below $11.70 per share and below $13.50 per share until certain dates and/or events set forth in the Class Action Settlement Agreement have occurred. The Class Action Settlement Agreement also provides for a full release of the Company from all claims asserted in the Consolidated Class Action or that could have been asserted based on or in connection with the facts underlying the consolidated complaint.

     The settlement of the Consolidated Class Action on the terms set forth in the Class Action Settlement Agreement received final approval by the Federal Court on November 15, 2001. However, certain members of the class opted out of the lawsuit, and there can be no assurance that any of those individuals will not name the Company as parties to additional lawsuits. The Company funded the cash portion of the settlement on November 2, 2001 and issued the stock portion of the Class Action Settlement Agreement on December 14, 2001. The $4.0 million guaranty payment referred to above was paid on March 15, 2002. Any amounts received from one or more of the Non-Settling Parties subsequent to that date exceeding $3.5 million in the aggregate will be paid back to the Company, reducing the $4.0 million payment dollar-for-dollar.

     During 2001, the Company was also subject to shareholder derivative lawsuits in Federal Court and in Fulton County Superior Court, that named the Company as a nominal defendant and raised claims against certain current and former members of management and the Company's board of directors. A similar suit was filed in State Court of Fulton County naming Ernst & Young LLP, the Company's auditors, in addition to the above-referenced defendants (collectively, the "Derivative Actions"). The complaints filed in the Derivative Actions alleged claims for breach of fiduciary duty, abuse of control, waste of corporate assets, unjust enrichment and gross mismanagement. The plaintiffs, on behalf of the Company, sought injunctive relief, compensatory and punitive damages and disgorgement of all profits and gains by the individual defendants. On July 26, 2001, the Company and certain of the individual defendants reached an agreement to settle the Derivative Actions on terms set forth in a Stipulation of Settlement of Derivative Actions filed with the Federal Court on September 26, 2001 (the "Derivative Settlement Agreement"). A Memorandum of Understanding pertaining to the settlement terms was filed with the SEC in a filing on Form 8-K on July 30, 2001. Under the terms of the Derivative Settlement Agreement, the Company agreed to formalize certain corporate governance policies and to pay the plaintiffs' attorneys' fees using 248,000 shares of the Company's common stock. The settlement received final approval by the Federal Court on November 15, 2001 and the shares were issued on December 14, 2001.

     The Company recorded a settlement expense of $43.5 million related to the settlement of the Consolidated Class Actions and the Derivative Actions for the year ended December 31, 2001. In addition, the Company recorded $1.5 million in legal and other costs that the Company expects to incur related to the aforementioned settlements.

     On February 20, 2002, the SEC entered an Order accepting the terms of an offer of settlement previously submitted by the Company in connection with a formal investigation initiated by the SEC regarding the Company in 2000. Under the terms of the settlement, the Company agreed to the entry of the Order, which does not include any monetary fine, directing it to cease and desist from committing or causing any violation or any future violation of certain provisions of the federal securities laws. The Company consented to the issuance of the Order without admitting or denying the findings sets forth in the SEC's Order.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

     The Company's common shares are traded on the New York Stock Exchange ("NYSE") under the symbol "JDN." The following table sets forth the high and low trading prices per common share and the distributions declared per common share for the periods indicated, as reported by the NYSE:

                                        Distributions
                                        Declared Per
                       High     Low        Share
                      ------   ------   -------------
2000
First Quarter         $18.06   $ 8.00       $0.40
Second Quarter         13.00     8.00        0.30
Third Quarter          12.00    10.00        0.30
Fourth Quarter         11.63     9.00        0.30

2001
First Quarter         $13.04   $10.50       $0.30
Second Quarter         13.60    11.17        0.30
Third Quarter          13.64    10.30        0.27
Fourth Quarter         12.85    10.21        0.27

     The Company intends to pay regular quarterly distributions to common shareholders. Future distributions will be declared and paid at the sole discretion of the Board of Directors and will depend upon cash generated by operating activities, the Company's financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code, distributions to the Company's preferred shareholders, restrictions imposed by the Company's credit agreements and such other factors as the Board of Directors deems relevant.

     Distributions by the Company to the extent of its current and accumulated earnings and profits for federal income tax purposes are taxable to shareholders as ordinary dividend income. Distributions in excess of earnings and profits generally are treated as a non-taxable return of capital. Such distributions have the effect of deferring taxation until the sale of a shareholder's common stock. In order to maintain its qualification as a REIT, the Company must make annual distributions to shareholders of at least 90% of its REIT taxable income. Under certain circumstances, which management does not expect to occur, the Company could be required to make distributions in excess of cash available for distributions in order to meet such requirements. The Company has agreed in its secured credit facility not to purchase or finance the purchase of its common or preferred equity securities (except, in the case of its common stock, as may be required to fund employee benefit plans in the ordinary course of business or to satisfy the requirements of stock option plans) or debt securities, or to make any voluntary prepayment of such debt securities other than with proceeds of the sale of shopping center properties not included in the borrowing base properties (as defined in the Company's secured credit facility). In addition, the Company's secured credit facility restricts the amount of distributions to common shareholders to 95% of funds from operations ("FFO"), subject to certain exceptions, including additional distributions necessary to maintain the Company's REIT status.

     The Company's Dividend Reinvestment and Stock Purchase Plan has been suspended.

     As of March 15, 2002, there were approximately 341 holders of record of the Company's common stock and approximately 11,470 beneficial holders.

Item 6. Selected Financial Data.

     The following table contains selected historical financial data for each of the years in the five year period ended December 31, 2001. This table should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Selected Financial Data

                                                                                       Years Ended December 31,
                                                                  -------------------------------------------------------------
(dollars in thousands, except per share data)                        2001        2000         1999          1998        1997
-------------------------------------------------------------------------------------------------------------------------------
Operating Data
       Minimum and percentage rents                               $  88,402    $  91,438    $  92,964    $  71,191    $  43,346
       Recoveries from tenants                                       14,924       12,705       13,205       10,003        4,512
       Other revenue                                                    881        1,907           69          117          147
                                                                  -------------------------------------------------------------
          Total revenues                                            104,207      106,050      106,238       81,311       48,005

       Operating and maintenance expenses                            10,470        8,736        8,338        6,439        3,201
       Real estate taxes                                              8,476        6,730        6,979        5,316        2,540
       General and administrative expenses                           11,341        8,574        8,130        7,105        4,265
       Corporate investigation and legal costs                          982        3,159           --           --           --
       Severence expense                                                 --        3,711           --           --           --
       Impairment losses                                              2,161       18,882           90           --           --
       Depreciation and amortization                                 21,727       20,735       22,047       16,824       10,130
       Settlement expense                                            45,788           --        5,610           --           --
                                                                  -------------------------------------------------------------
          Total expenses                                            100,945       70,527       51,194       35,684       20,136

       Income from operations                                         3,262       35,523       55,044       45,627       27,869
       Interest expense, net                                        (30,523)     (25,220)     (18,423)      (9,454)      (4,856)
       Income before extraordinary items and cumulative
          effect of change in accounting principle                   (2,242)      23,497       53,051       40,680       25,489
       Net income (loss)                                             (4,130)      23,497       53,051       40,680       19,549
       Net income (loss) attributable to common shareholders         (8,818)      18,809       48,363       39,339       19,549

Other Data
       Funds from operations (1)                                  $  (1,566)   $  37,745    $  52,193    $  56,135    $  35,957
       Cash provided by (used in)
          Operating activities                                       36,520       52,656       58,796       56,060       41,577
          Investing activities                                       19,772      (33,698)    (148,368)    (352,096)    (204,578)
          Financing activities                                      (65,569)     (11,757)      91,648      284,597      171,731
       Ratio of earnings to fixed charges                              0.07         0.99         1.73         2.39         2.49

Per Share Data (2)
      Income (loss) per common share - basic:
         Income (loss) before extraordinary item and cumulative
            effect of change in accounting principle              $   (0.21)   $    0.58    $    1.46    $    1.28    $    0.85
         Extraordinary item                                           (0.05)          --           --           --           --
         Cumulative effect of change in accounting principle          (0.01)          --           --           --           --
                                                                  ---------    ---------    ---------    ---------    ---------
         Net income (loss) per common share                       $   (0.27)   $    0.58    $    1.46    $    1.28    $    0.85
                                                                  =========    =========    =========    =========    =========
      Income (loss) per common share - diluted:
         Income (loss) before extraordinary item and cumulative
            effect of change in accounting principle              $   (0.21)   $    0.58    $    1.44    $    1.26    $    0.83
         Extraordinary item                                           (0.05)          --           --           --           --
         Cumulative effect of change in accounting principle          (0.01)          --           --           --           --
                                                                  ---------    ---------    ---------    ---------    ---------
         Net income (loss) per common share                       $   (0.27)   $    0.58    $    1.44    $    1.26    $    0.83
                                                                  =========    =========    =========    =========    =========
       Dividends per common share                                 $    1.14         1.30         1.55         1.41         1.32
-------------------------------------------------------------------------------------------------------------------------------

Selected Financial Data (continued)
                                                                                 December 31,
                                                       ------------------------------------------------------------
                                                          2001          2000          1999        1998       1997
-------------------------------------------------------------------------------------------------------------------
Supplemental Data
      Shopping center properties                              100           111           109         91         68
      Gross leasable area (square feet in thousands)       11,148        11,857        12,945     12,098      8,327
      Percent of gross leasable area leased                  94.4%         95.6%         95.2%      96.4%      97.1%

                                                                                 December 31,
                                                       ------------------------------------------------------------
(dollars in thousands)                                    2001          2000          1999       1998        1997
-------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
      Shopping center properties before
         accumulated depreciation                      $1,102,539    $  879,715    $  962,897   $844,041   $533,133
      Shopping center properties, net                   1,014,387       799,602       891,346    787,948    494,827
      Total assets                                      1,065,463     1,083,963     1,116,795    965,171    596,660
      Unsecured debt                                      234,759       234,697       469,635    383,092    203,011
      Total debt                                          602,945       574,141       570,882    425,563    216,602
      Total liabilities and minority interest             605,944       597,354       600,966    450,877    228,166
      Shareholders' equity                                459,519       486,609       515,829    514,294    368,494

(1) Funds from operations is defined by the National Association of Real Estate Investment Trusts, Inc. to mean net income, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from debt restructuring,cumulative effect of change in accounting principle and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures.(1)Funds from operations is defined by the National Association of Real Estate Investment Trusts, Inc. to mean net income, computed in accordance by operating activities, investing activities and financing activities, it provides investors with an indication of the Company's ability to make capital expenditures and to fund other cash needs. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash provided by operating activities, as defined by GAAP, should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of operating performance and is not indicative of cash available to fund all cash flow needs, including the Company's ability to make cash distributions.

(2) Earnings per share amounts prior to 1998 have been restated to reflect a 3-for-2 common stock split effected in the form of a stock dividend in June 1998.

--------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto, the risk factors and the forward-looking statements discussion appearing elsewhere in this report.

Overview

     JDN Realty Corporation is a real estate company specializing in the development and asset management of retail shopping centers. When referred to herein, the term "Company" represents JDN Realty Corporation and its wholly owned or majority-owned subsidiaries. As of December 31, 2001, the Company owned and operated, either directly or indirectly through an affiliated entity, 100 shopping center properties containing approximately 11.1 million square feet of gross leasable area ("Company GLA") located in 20 states, with the highest concentrations of Company GLA in Georgia, Wisconsin and Tennessee. The principal tenants of the Company's properties include Lowe's, Wal-Mart Kroger and Kohl's. As of December 31, 2001, the Company had 21 projects under construction. JDN Realty Corporation was incorporated under Maryland law in 1993 and has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes.

     Effective January 1, 2001, JDN Realty Corporation acquired 100% of the ownership of JDN Development Company, Inc. ("JDN Development"). Prior to January 1, 2001, the Company owned 1% of the outstanding voting common stock and 100% of the outstanding non-voting common stock of JDN. As a result of this acquisition, the Company changed its accounting for JDN Development from the equity method to the consolidation method. The investment in JDN Development, shown in investments in and advances to unconsolidated entities in the Consolidated Balance Sheets prior to January 1, 2001, is now reflected in other line items. The overall effect of the consolidation of JDN Development to the Company's results of operations and financial position is negligible, however, a comparison of certain individual line items on the Company's 2001 financial statements as compared to prior years is more difficult as a result.

     JDN Realty Corporation and JDN Development elected taxable REIT subsidiary status for JDN Development, effective January 1, 2001. Because it is not a REIT, JDN Development may engage in certain activities not customarily engaged in by REITs, such as sales of all or portions of development projects and third-party fee development. While taxable REIT subsidiaries may engage in a variety of activities unrelated to real estate, the Company does not expect the activities of JDN Development to expand significantly beyond the development activities in which JDN Development has historically engaged.

Results of Operations

Comparison of the Year Ended December 31, 2001 to the Year Ended December
31,2000.

     During 2001 and 2000, the Company began operations at 30 shopping center properties which it developed totaling 2.5 million square feet (the "Development Properties"). During 2001 and 2000, the Company sold 26 shopping center properties totaling 3.7 million square feet space (the "Disposition Properties"). In addition, as a result of the consolidation of JDN Development, effective January 1, 2001, amounts reported in equity in net loss of unconsolidated entities prior to January 1, 2001 are now included in other line items in the Consolidated Statements of Operations. As indicated below, the Company's results of operations were affected by the Development Properties, the Disposition Properties and the consolidation of JDN Development.

     Minimum and percentage rents decreased $3.0 million or 3.3% to $88.4 million for the year ended December 31, 2001 from $91.4 million for 2000. Minimum and percentage rents increased by $2.8 million as a result of the Development Properties and $3.2 million as a result of the consolidation of

Development Company. These increases are offset by a $9.0 million decrease related to the Disposition Properties.

     Recoveries from tenants increased $2.2 million or 17.5% to $14.9 million for the year ended December 31, 2001 from $12.7 million for 2000. Recoveries from tenants increased by $1.5 million as a result of the Development Properties and $698,000 as a result of the consolidation of JDN Development. These increases are partially offset by a $323,000 decrease related to the Disposition Properties. The remaining increase relates to net increases in recoveries from tenants at existing properties caused by net increases in recoverable expenses.

     Other revenue decreased $1.0 million or 53.8% to $881,000 for the year ended December 31, 2001 from $1.9 million for 2000. Other revenue for the year ended December 31, 2001 includes management fees earned on third-party management services and a non-recurring lease termination fee of $559,000 recognized at one of the Company's shopping center properties. Other revenue for the year ended December 31, 2000 includes non-recurring lease termination fees at two of the Company's shopping center properties.

     Operating and maintenance expenses increased $1.7 million or 19.9% to $10.5 million for the year ended December 31, 2001 from $8.7 million for 2000. Operating and maintenance expenses increased by $736,000 as a result of the Development Properties and $480,000 as a result of the consolidation of JDN Development. This increase is offset by a $341,000 decrease related to the Disposition Properties. Of the remaining $825,000 increase, $400,000 is due to an increase in operating expenses such as insurance, utilities and security and $425,000 is due to an increase in repair and maintenance expense at some of the Company's older shopping center properties

     Real estate taxes increased $1.8 million or 27.9% to $8.5 million for the year ended December 31, 2001 from $6.6 million for 2000. Real estate taxes increased by $1.1 million as a result of the Development Properties and $940,000 as a result of the consolidation of JDN Development. These increases are partially offset by a $315,000 decrease related to the Disposition Properties. The remaining increase relates to increases in real estate taxes at existing properties.

     General and administrative expenses increased $2.7 million or 30.7% for the year ended December 31, 2001 over 2000. The increase is primarily the result of the consolidation of JDN Development.

     Corporate investigation and legal costs decreased $2.2 million or 68.9% to $982,000 for the year ended December 31, 2001 from $3.2 million for 2000. These costs represent the professional fees incurred by the Company primarily as a result of the investigation by the SEC and the class action and shareholder derivative lawsuits. See "Contingencies" below for further discussion. Corporate investigation and legal costs primarily decreased as a result of the settlement of those lawsuits and the completion of the SEC investigation in the first half of 2001.

     Severance expense for the year ended December 31, 2000 of $3.7 million represents severance paid as a result of the resignation of certain former executive officers. There were no such severance payments in 2001.

     Impairment losses for the year ended December 31, 2001 of $2.2 million represent charges to reduce the carrying amount of real estate assets held for sale whose carrying amounts exceeded the estimated selling prices less costs to sell. Of this amount, $818,000 relates to impairment charges of operating shopping centers and $1.3 million relates to impairment charges of non-operating land. Impairment losses for the year ended December 31, 2000 of $18.9 million represent $9.8 million in charges related to operating shopping centers held for sale, $2.1 million in charges related to non-operating land, $5.5 million in charges related to real estate assets held for use, the fair values of which exceeded carrying value, and $1.5 million in charges related to an impaired note receivable.

     Settlement expense for the year ended December 31, 2001 of $45.8 million consists of $45.0 million related to the settlement of the class action and shareholder derivative lawsuits and approximately

$800,000 related to the settlement of two other lawsuits. See "Contingencies" below for further discussion.

     Interest expense, net of capitalized amounts, increased $5.0 million or 19.6% to $30.5 million for the year ended December 31, 2001 from $25.5 million for the same period in 2000. Interest expense increased $8.6 million as a result of the consolidation of JDN Development. This increase is partially offset by a decrease resulting from a reduction in average balances outstanding related to the disposition of shopping centers during the year, as well as an overall reduction in the Company's average effective borrowing rate.

     Other income, net decreased $2.0 million or 98.9% to $22,000 for the year ended December 31, 2001 from $2.0 million for 2000. Other income decreased $1.8 million as a result of the elimination of interest income on proceeds receivable from deferred exchange in the second quarter of 2000 and $690,000 related to a decrease in interest income recorded by the Company on an impaired mortgage note receivable. These decreases are partially offset with an increase in miscellaneous interest income.

     Equity in net loss of unconsolidated entities decreased $2.8 million for the year ended December 31, 2001 from the same period in 2000. This decrease is related to the consolidation of JDN Development and related partnerships.

     Net gain on real estate sales increased $10.6 million to a net gain of $25.3 million for the year ended December 31, 2001 from a net gain of $14.7 million for 2000. Net gain on real estate sales for the year ended December 31, 2001 represents a net gain on the sale of 17 shopping centers and 40 vacant parcels of land. Net gain on real estate sales for the year ended December 31, 2000 represents a net gain on the sale of 11 shopping centers and two vacant parcels of land.

     Extraordinary item in the year ended December 31, 2001 of $1.6 million represents unamortized deferred costs charged to expense in connection with the early termination of the Company's secured credit agreements with a former lender in the first quarter of 2001.

     Cumulative effect of change in accounting principle in the year ended December 31, 2001 of $280,000 represents the change in fair value of the Company's interest rate cap agreement upon adoption of Statement of Financial Accounting Standard ("SFAS") No. 133 Accounting for Derivative Instruments and Hedging Activities in 2001.

Comparison of the Year Ended December 31, 2000 to the Year Ended December
31,1999.

     During 2000 and 1999, the Company began operations at 40 shopping center properties which it developed totaling 3.2 million square feet (the "00/99 Development Properties"). During 2000 and 1999, the Company sold 16 shopping center properties totaling 3.5 million square feet (the "00/99 Disposition Properties"). As indicated below, the Company's results of operations were affected by the 00/99 Development Properties and the 00/99 Disposition Properties.

     Minimum and percentage rents decreased $1.5 million or 1.6% to $91.4 million for the year ended December 31, 2000 from $93.0 million for the same period in 1999. Minimum and percentage rents increased by $12.4 million as a result of the 00/99 Development Properties. This increase is offset by a $13.5 million decrease related to the 00/99 Disposition Properties. Minimum and percentage rents also decreased as a result of a reversal of percentage rents in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in the amount of $440,000, and a write-off of straight line rent for a theater tenant at one of the Company's shopping center properties in the amount of $325,000. The remaining increase relates to revenues associated with leasing vacant space and an increase in effective rents upon tenant renewals.

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

     Other revenue increased $1.8 million to $1.9 million for the year ended December 31, 2000 from $69,000 for the same period in 1999. This increase resulted primarily from non-recurring lease termination fees at two of the Company's operating properties.

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

     General and administrative expenses increased $444,000 or 5.5% for the year ended December 31, 2000 over the same period in 1999. General and administrative expenses as a percent of minimum and percentage rents increased to 9.4% for the year ended December 31, 2000 from 8.7% for the year ended December 31, 1999. This increase is primarily a result of a reduction in capitalized compensation and other costs related to development projects of approximately $1.1 million offset by the forfeiture and reversal of previously expensed equity awards associated with the resignation of two executive officers.

     Corporate investigation and legal costs incurred during the year ended December 31, 2000 of $3.2 million represent the professional fees incurred by the Company primarily as a result of the investigation by the SEC and the class action and shareholder derivative lawsuits. See "Contingencies" below for further discussion.

     Severance expense incurred during the year ended December 31, 2000 of $3.7 million represents payments to certain former executive officers of the Company who resigned during the year ended December 31, 2000.

     Impairment losses for the year ended December 31, 2000 of $18.9 million represent $9.8 million in charges related to operating shopping centers held for sale, $2.1 million in charges related to non-operating land, $5.5 million in charges related to real estate assets held for use the fair values of which exceeded carrying value and $1.5 million in charges related to an impaired note receivable. See "Significant Accounting Policies" below for further discussion.

     Settlement expense for the year ended December 31, 1999 of $5.6 million represents charges related to the settlement of discrepancies in cost and other information underlying certain leases and real estate sales agreements with Wal-Mart and Lowe's. No such amounts were recorded in 2000.

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

Significant Accounting Policies

     In February 2002, the SEC issued Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies ("FR-60"). FR-60 encouraged public companies to include a discussion of critical accounting policies or methods that require management's most difficult, subjective or complex judgements. As these judgements increase in difficulty, subjectivity, or complexity, the certainty of financial statements may decrease.
Note 1 of the consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

     Allocation of Capitalized Project Costs: The Company capitalizes construction costs, property taxes, interest and other miscellaneous costs that are directly identifiable with a project from pre-acquisition until construction is complete and the development is ready for its intended use, in accordance with SFAS No. 67 and SFAS No. 34. The Company allocates the capitalized project costs to the various components of the project based on the components' relative fair value. The Company's cost allocation method requires the use of management estimates regarding the fair market value of each project component. Management bases its estimates on current market appraisals, comparable sales, existing sale and purchase contracts, historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the fair market value of real estate assets. Actual results may differ from these estimates under different assumptions or conditions, which would alter the gain or loss on disposition of the individual project components. The Company's initial cost allocation is periodically revised to reflect current estimates and new information as to the realized values of the project's components.

     Impairment of Long-Lived Assets: In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, management reviews long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates the carrying amount of the asset may not be recoverable and the future undiscounted cash flows expected to be generated by the asset are less than its carrying amount. If such assets are considered to be impaired, the Company records impairment losses and reduces the carrying amount of impaired assets to an amount that reflects the fair value of the assets at the time impairment is evident. The Company's impairment review process relies on management's judgement regarding the indicators of impairment, the remaining lives of assets used to generate assets' undiscounted cash flows, and the fair value of assets at a particular point in time. Management uses historical experience, current market appraisals, and various other assumptions to form the basis for making judgments about the impairment of real estate assets. Under different assumptions or conditions, the asset impairment analysis may yield a different outcome, which would alter the gain or loss on the eventual disposition of the asset.

Funds From Operations

     FFO is defined by the National Association of Real Estate Investment Trusts, Inc. to mean net income, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from debt restructuring, cumulative effect of changes in accounting principles and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash provided by operating activities, investing activities and financing activities, it provides investors with an indication of the Company's ability to make capital expenditures and to fund other cash needs. The

Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash provided by operating activities as defined by GAAP, should not be considered an alternative to net income (determined in accordance with GAAP) as an indication of operating performance and is not indicative of cash available to fund all cash flow needs, including the Company's ability to make cash distributions. The Company has presented below the calculation of FFO for the periods indicated:

                                                                Years Ended December 31,
                                                              2001        2000        1999
                                                            --------    --------    --------
Net income (loss) attributable to common shareholders       $ (8,818)   $ 18,809    $ 48,363
Depreciation of real estate assets                            19,726      19,181      20,739
Amortization of tenant allowances and tenant improvements        438         258         220
Amortization of deferred leasing commissions                     824         564         531
Impairment losses on shopping centers held for sale              818      15,409          90
Net gain on real estate sales                                (16,686)    (14,712)    (18,627)
Extraordinary item                                             1,608          --          --
Cumulative effect of change in accounting principle              280          --          --
Adjustments related to unconsolidated entities                   244      (1,764)        877
                                                            --------    --------    --------
FFO                                                         $ (1,566)   $ 37,745    $ 52,193
                                                            ========    ========    ========

Development

     The Company's primary business has historically been to develop shopping centers anchored by value-oriented, necessity-item retailers such as Lowe's, Wal-Mart, Kroger and Kohl's. Through December 31, 2001, the Company and its predecessors had developed or jointly developed 202 shopping center projects with the retailers noted above in addition to other secondary anchor tenants such as PetsMart, Staples and TJ Maxx. The Company expects to continue to pursue development opportunities with the types of retailers with which it has traditionally worked while increasing its focus on grocers and grocery anchored shopping centers. The Company's Investment Committee, comprised of the Company's Chief Executive Officer, the Chief Financial Officer, the President of JDN Development and other key members of the Company's management team, reviews and authorizes funds for new projects and substantial changes to existing projects to assure compliance with the Company's investment objectives. The Investment Committee is focused on developments primarily for credit-worthy anchor tenants in high barrier-to-entry markets with demographic attributes that will result in favorable rates of returns on the Company's investments. Management believes that the Company's focus on location combined with developing for retailers who are leaders in their local markets will enable the Company to achieve rates of return on its investments in shopping center properties consistent with the Company's objectives. During 2001, the Company's Investment Committee approved four shopping center projects, including the purchase of a 49% economic interest in a limited liability company which operates a newly completed shopping center in a suburb of Atlanta, Georgia. As a result of the Investment Committee adopting more selective criteria in connection with new developments, along with other factors, such as increased cost of capital, management changes and changing relations with retail customers, the number of approved projects decreased in 2001 from previous years. Management expects the Investment Committee to approve approximately 8 to 10 projects in 2002. However, there can be no assurances that the volume of the Company's new development activities will increase as expected, which may have an adverse affect on the Company's future revenue, growth rate of net income and FFO.

Leasing and Tenant Information

     The Company's operating portfolio was 94.4% leased as of December 31, 2001, 95.8% leased as of December 31, 2000 and 95.2% leased as of December 31, 1999. The decrease from 2000 to 2001 resulted primarily from the disposition of 17 operating shopping centers with high rates of occupancy and a 112,000 square foot anchor vacancy at the Company's shopping center in Ocala, Florida. The increase from 1999 to 2000 is primarily attributable to the leasing of a portion of a previously vacant anchor space at one of the Company's shopping center properties. The 59 properties that the Company owned and operated for all of 2000 and 2001 were 95.0%, 96.8% and 95.4% leased as of December 31, 2001, 2000 and 1999, respectively.

     The Company derives the majority of its rental income and development activities from the retail industry and, as such, is exposed to adverse trends or events affecting segments of the retail industry. As of December 31, 2001, the Company was primarily exposed to the following segments of the retail industry:

                                                            Percent of
                                                            Annualized
Type of Retailer                                             Base Rent
----------------------------------------------------------------------
Home Improvement                                               16.2%
Supermarket                                                    11.8%
Restaurant                                                      9.3%
Discount                                                        7.8%
Discount Department Store                                       5.5%
Apparel                                                         4.6%
Office Supplies                                                 4.6%
Electronics                                                     3.0%
Home Goods                                                      2.8%
Pet Supplies                                                    2.5%
Arts and Crafts                                                 2.5%
Sports                                                          2.5%
Footwear                                                        1.8%
Drug Store                                                      1.4%

     Management is uncertain how the Company's tenants will fare during the current economic environment. Management believes that the Company is reasonably well positioned and will not be materially affected by this environment. Traditionally, the supermarket, discount, discount department store and drug store retailers, representing in the aggregate 26.5% of Company ABR, perform well during recessionary and early stage recovery periods as compared to other retailers' segments. In addition, within the home improvement segment, Lowe's, an investment grade rated company, comprises 16.0% of Company ABR.

     Recent same store sales data show that certain apparel, office supply and footwear retailers, representing in the aggregate 11.0% of Company ABR, are not meeting analysts' expectations and these segments could continue to deteriorate in the current environment. Should these segments continue to experience lower than expected same store sales or if other segments with significant Company exposure begin to suffer in the current economic environment, tenants may have difficulty honoring their existing lease obligations. Additionally, a sustained slowing of the retail industry may affect the Company's ability to attract future tenants to its newly developed shopping centers, as certain retailers may curb expansion plans. The effect of these uncertainties could have an adverse effect on the Company's results of operations.

     On January 22, 2002, Kmart Corporation, an anchor tenant in five of the Company's wholly or jointly owned shopping centers, filed for Chapter 11 bankruptcy. Under Chapter 11 bankruptcy protection, Kmart has the ability to affirm or reject pre-petition lease agreements. As of March 15, 2002, Kmart has rejected one of the Company's five leases, representing approximately $327,000 of Company ABR. The remaining four leases represent approximately 2.5% of Company ABR and 3.6% of Company GLA. There can be no assurance that Kmart will accept the Company's other four leases or that the remaining leases will not be accepted under reduced rental rates. Rejection of any or all of the Company's remaining Kmart leases could have an adverse effect on the Company's results of operations.

Liquidity and Capital Resources

Sources and Uses of Funds
-------------------------

     Historically, the Company's primary sources of funds have been cash provided by operating activities, proceeds from lines of credit, term debt, secured mortgage notes payable, debt and equity offerings, and sales of real estate. The Company's primary uses of funds have historically been development and redevelopment and acquisition of shopping center properties, distributions to shareholders, repayment of outstanding indebtedness, repurchase of common stock, scheduled debt amortization, leasing costs and capital improvements to its existing shopping center properties. The Company generally has used cash provided by operating activities to fund its distributions to shareholders, capital improvements to existing properties and scheduled debt amortization. The Company has used proceeds from its lines of credit, term debt, secured mortgage notes payable, debt and equity offerings and real estate sales to repay outstanding indebtedness, to repurchase common stock and to fund its ongoing development, redevelopment and acquisition activities.

     During 2001, the Company incurred $145.9 million in development costs, $16.8 million to satisfy the cash portion of the class action and derivative settlements, $1.1 million in legal fees related to such litigation and $6.0 million in financing fees on the Company's 2001 secured credit facility and mortgage note payable. To fund these activities, the Company sold all or portions of 17 shopping centers and 47 vacant parcels of land for net proceeds of approximately $114.0 million and $51.1 million, respectively, and utilized available credit on the secured credit facility.

Indebtedness
------------

     As of December 31, 2001, the Company's indebtedness consisted of the following:

                                                                             Effective                  Percent
                                                               Principal     Interest     Maturity      of Total     Months to
                                                                Balance        Rate         Date      Indebtedness    Maturity
                                                             -------------   ---------    ---------   ------------   ---------
                                                            (in thousands)
Fixed Rate
      Mandatory Par Put Remarketed Securities ("MOPPRS")        $ 75,000      7.08%(1)    31-Mar-03       13.4%          15
      Mortgage note payable - Richmond, Kentucky                   5,835      7.63%(2)    01-Dec-03        1.0%          23
      Seven Year Notes                                            74,908      7.10%(1)    01-Aug-04       13.3%          31
      Ten Year Notes                                              84,851      7.23%(1)    01-Aug-07       15.1%          67
      Mortgage note payable - Milwaukee, Wisconsin                 4,094      7.75%       01-Aug-09        0.7%          91
      Mortgage note payable - Jackson, Mississippi                 6,510      9.25%(3)    01-Mar-17        1.2%         182
      Mortgage note payable - Marietta, Georgia                   10,472      7.72%(1)    15-Nov-17        1.9%         191
      Mortgage note payable - Lilburn, Georgia                    11,986      6.74%(1)    10-Feb-18        2.1%         193
      Mortgage note payable - Woodstock, Georgia                  11,304      6.63%(1)    15-Apr-18        2.0%         196
      Mortgage note payable - Hendersonville, Tennessee           10,280      7.71%(1)    15-Jan-19        1.8%         205
      Mortgage note payable - Alpharetta, Georgia                 12,881      6.70%(1)    15-Apr-19        2.3%         208
                                                                --------      ----                       -----           --
                                                                 308,121      7.19%                       54.9%          72
Floating Rate (4)
      Revolving Line of Credit                                    80,000      7.17%(5)    31-Dec-02       14.3%          12
      Term Loan                                                  150,000      8.23%(5)    31-Dec-02       26.7%          12
      Mortgage note payable - Denver, Colorado                    23,000      5.09%(6)    31-May-02        4.1%           5
                                                                --------      ----                       -----           --
                                                                 253,000      7.61%                       45.1%          11
                                                                --------      ----                       -----           --
                                                                $561,121      7.38%                      100.0%          45
                                                                ========      ====                       =====           ==


(1)  Represents stated rate plus amortization of deferred loan costs.
(2)  The interest rate on this note is adjusted on December 1 of each year.
(3) The Company prepaid this note in full in March of 2002. The Company did not incur any prepayment penalties in association with the loan prepayment.
(4) Floating rate debt exposure is limited through investment in financial derivatives. As of December 31, 2001, the $150,000 term loan and $50,000 of the revolving line of credit were hedged with interest rate swaps that effectively fix the underlying LIBOR rate at 4.62% and 3.585%, respectively.
(5) Represents stated rate of LIBOR plus 2.25% plus interest rate swap differential and amortization of deferred loan costs.
(6) Represents stated rate of LIBOR plus 2.00% plus amortization of deferred loan costs.

     The Revolving Line of Credit and Term Loan are a part of a $300.0 million secured credit facility with a bank group (the "Secured Credit Agreement") that is scheduled to mature December 31, 2002. The Company may extend the term until January 1, 2003 provided that the Company is in compliance with its terms.

     Interest on loans made pursuant to the Secured Credit Agreement ranges from LIBOR plus 1.75% to LIBOR plus 2.25%, based upon the Company's leverage and credit quality or, at the Company's discretion, the agent's prime lending rate. As of December 31, 2001, the Company had $20 million available under the Revolving Line of Credit.

     The Secured Credit Agreement provides that the loans thereunder be secured by first priority security interests in certain of the Company's retail shopping center properties. As of December 31, 2001, there were 52 properties valued at approximately $497.6 million securing these loans. The Secured Credit Agreement contains certain requirements for each property within the Borrowing Base Properties (as defined in the Secured Credit Agreement) and certain value and occupancy requirements for the Borrowing Base in the aggregate. The Company may, however, add, remove or substitute certain of its other properties as Borrowing Base Properties subject to the conditions set forth in the Secured Credit Agreement.

     The Secured Credit Agreement contains financial covenants including, but not limited to, a liabilities-to-assets ratio, fixed charges coverage ratios and a net worth covenant. In addition, the Secured Credit Agreement restricts the amount of distributions to the Company's shareholders to 95% of the Company's funds from operations (as defined in the Secured Credit Agreement), subject to certain exceptions, including additional distributions necessary to maintain its REIT status.

     Effective June 30, 2001, the Secured Credit Agreement was amended (the "Secured Credit Agreement Amendment"). The Secured Credit Agreement Amendment reduced the net worth covenant, reduced the fixed charges coverage ratio minimum and changed the definition of EBITDA to exclude gains and losses from land sales.

     During 2001, the Company entered into two interest rate swap contracts with notional amounts of $150 million and $50 million, respectively, that convert its variable interest payments on the term loan and $50 million of the revolving line of credit to fixed interest payments by effectively fixing the underlying LIBOR rate at 4.62% and 3.585%, respectively. These swaps have been designated and qualify under the provisions of SFAS No. 133 as cash flow hedges, and the Company has determined that they are effective in offsetting the variable interest cash flows on the related debt instruments. The fluctuations in the fair value of the interest rate swaps are included in accumulated other comprehensive loss, a component of shareholders' equity, and other liabilities in the consolidated balance sheets.

Future Sources and Uses of Funds
--------------------------------

     The Company believes that cash provided by operating activities will be sufficient to fund its required distributions to shareholders, improvements to the Company's operating shopping centers, leasing costs and scheduled debt amortization.

     The most significant expected use of capital for the Company is its development activities. As of December 31, 2001, the Company had 21 projects under construction and has approved land acquisition and construction during 2002 on two additional projects. The Company expects that the capital required to fund the future costs of these 23 projects, net of estimated construction reimbursements and expected land sales to retailers who will build and own their space in these projects, is approximately $112.2 million. These future costs are expected to be incurred during the remainder of 2002 through 2004. This projected capital requirement includes a number of assumptions including commitments by anchor and secondary anchor tenants. If some or all of these tenants do not execute leases, management anticipates that the amount required to finance these projects will be less. In addition, the Company intends to commence construction of other projects in 2002 requiring additional capital during the remainder of 2002 through 2004.

     The Company expects the sale of all or portions of operating shopping center properties in addition to the sale of various parcels of land adjacent to its operating properties to be a significant source of capital for the Company to fund its development activities. As of December 31, 2001, the Company had two shopping centers with an aggregate net book value of approximately $15.2 million under contract to sell for estimated aggregate proceeds of approximately $16.1 million, one of which closed on February 25, 2002 netting proceeds of approximately $2.9 million. The Company expects to begin marketing for sale additional shopping centers that are expected to close during the remainder of 2002. Additionally, as of December 31, 2001, the Company had 15 vacant land parcels with an aggregate book value of approximately $13.0 million under contract to sell for aggregate proceeds of approximately $15.8 million. The closing of these transactions is dependent upon, among other things, completion of due diligence and the ability of some of the purchasers to successfully obtain financing. Therefore, there can be no assurance that any of these transactions will close when expected or at all.

     The Company also expects to obtain construction loans on certain development projects to help fund its development activities. As of December 31, 2001, the Company had commitments to obtain two construction loans expected to net proceeds of $40.0 million. The ability to obtain construction loans will be dependent upon a number of factors, including achievement of adequate pre-leasing and satisfaction of any environmental, title or other issues with respect to the underlying real estate. Also, the Company may issue additional equity securities to help fund its development activities and required distributions to shareholders.

     In addition to its operating and development liquidity needs, the Company has significant amounts of debt maturing in 2002 and 2003. The Secured Credit Agreement ($230.0 million outstanding at December 31, 2001) and a $23.0 million loan secured by a shopping center in Denver, Colorado mature in 2002. In addition, in March 2003, $75.0 million in unsecured notes payable are subject to mandatory tender. The Company expects to refinance the $23.0 million loan on a long-term basis during the second quarter of 2002. The Company expects to refinance the Secured Credit Agreement prior to its maturity with members of its existing bank group. The Company is evaluating its alternatives with respect to the maturity of the $75.0 million in unsecured notes. Currently, the Company expects to repay the unsecured note obligation with availability under its Revolving Line of Credit. In order to create availability under the Revolving Line of Credit, the Company may choose one or more of the following options:

     .    The sale of one or more of its development projects;
     .    The sale of additional operating properties;
     . The closing of non-recourse credit tenant loans on one or more of its properties;
     . The closing of long-term mortgage loans on one or more of its unencumbered shopping centers.

     In addition, the Company may consider issuing common or preferred equity securities.

     As previously announced, the Company is continuing to review its various strategic and financing alternatives with the assistance of its financial advisor, Lazard Freres & Co. These alternatives could include merger with another company, sale of assets or stock to another entity, refinancing with debt or equity, various joint venture structures or the continued operation of the Company on an independent basis. There can be no assurances that any strategic or financing transaction, including any merger or sale of the Company, will be consummated, and there is no assurance regarding the terms or conditions, including any consideration that might be received by the Company or its shareholders, in any such transaction.

     Based on the information above, management believes that the Company will generate funds sufficient to complete its current and future development pipeline and to refinance maturing obligations. However, if the Company is unsuccessful in raising capital adequate to fund its development activities or refinance its maturing debt obligations, it will be required to discontinue the funding of some or all of its projects and will be required to liquidate some or all of its projects or some of its operating assets on potentially unfavorable terms. These unfavorable terms could result in significant losses upon liquidation and would have an adverse impact on future rental income, FFO and the Company's ability to continue the level of its current distributions to holders of its common stock.

     As of December 31, 2001, the Company's indebtedness requires the following payments in the future:

                             Expiring        Percent of Debt
Year ending December 31,       Debt             Expiring
------------------------------------------------------------
2002                         $255,468(1)           45.5%
2003                           83,127              14.8%
2004                           77,560              13.8%
2005                            2,853               0.5%
2006                            3,069               0.5%
2007                           88,152              15.7%
2008                            3,550               0.6%
2009                            3,581               0.7%
2010                            3,355               0.6%
2011                            3,695               0.8%
Thereafter                     36,711               6.5%
                             --------             ------
                             $561,121             100.0%
                             ========             ======

(1) The Secured Credit Agreement, representing $230,000 of debt maturing in 2002,may be extended until January 1, 2003, provided the Company is in compliance with the terms of the agreement.

     With respect to maturing obligations beyond 2003, management will evaluate various alternatives and select the best available options based on market conditions at the time. There can be no assurance, however, that the debt or equity capital markets will be favorable or available in the future, and unfavorable or unavailable markets could limit the Company's ability to continue to operate its business as it has in the past, complete development projects or repay or refinance maturing debt.

Derivatives and Market Risk
---------------------------

     The Company is exposed to market risk from changes in interest rates on its indebtedness, which could impact its financial condition and results of operations. The Company manages its exposure to these market risks through its regular operating and financing activities. The Company manages its ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. The Company has and may from time to time in the future enter into interest rate swap agreements or interest rate cap agreements in an attempt to hedge its exposure to fluctuating interest rates. Management does not foresee or expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed in the near future. The Company intends to use derivative financial instruments as risk management tools and not for speculative or trading purposes.

     As of December 31, 2001, the Company had two interest rate swap agreements and one interest rate cap agreement as described below:

                                                              Effective   Termination
Description of Agreement    Notional Amount    Strike Price      Date         Date      Fair Value
------------------------    ---------------    ------------   ---------   -----------   ----------
LIBOR, 30-day "Rate Cap"      $100,000,000         7.25%      8/20/2000     8/21/2002   $        --

LIBOR, 30-day "Rate Swap"     $150,000,000         4.62%      3/29/2001    12/31/2002   $(3,544,000)

LIBOR, 30-day "Rate Swap"     $ 50,000,000         3.59%      9/11/2001    12/31/2002   $  (722,000)

     In conjunction with the closing of the Secured Credit Agreement, the Company entered into an interest rate swap agreement at a strike price of 4.62% on $150.0 million of the Company's floating rate debt. The swap expires on December 31, 2002. Additionally, in the third quarter of 2001, the Company entered into a second interest rate swap agreement with a notional amount of $50 million that converts its variable interest payments on $50 million of the revolving line of credit to fixed interest payments by effectively fixing the underlying LIBOR rate at 3.585%.

     The Company's future earnings, cash flows and fair values of financial instruments are primarily dependent upon market rates of interest such as LIBOR. Utilizing the Company's internal earnings projection model and based upon consolidated indebtedness and interest rates at December 31, 2001 (see "Indebtedness" above), a hypothetical immediate 1.0% increase in interest rates would decrease future annual earnings by approximately $512,000, cash flows by approximately $727,000 and fair value of debt by approximately $8.7 million.

Contingencies

     During 2001, the Company and certain current and former officers and directors of the Company were subject to a consolidated class action lawsuit (the "Consolidated Class Action") pending before the United States District Court for the Northern District of Georgia (the "Federal Court"). The Consolidated Class Action alleged that the defendants violated certain federal securities laws and participated in making material misstatements or omissions in public filings. On July 6, 2001, the Company, the current officers and directors named in the lawsuit, and certain former officers of the Company reached an agreement with the plaintiffs to settle the Consolidated Class Action.

     The terms of the settlement of the Consolidated Class Action are set forth in detail in the Stipulation and Agreement of Settlement filed with the Federal Court on August 14, 2001 (the "Class Action Settlement Agreement"). A Letter Agreement pertaining to the settlement terms was filed with the Securities and Exchange Commission ("SEC") in a filing on Form 8-K on July 30, 2001. Under the terms of the Class Action Settlement Agreement, the Company and JDN Development agreed to pay the plaintiffs approximately $16.8 million in cash and to issue 1,681,568 shares of the Company's common stock. In addition, the Company and JDN Development agreed to provide a $4.0 million guarantee that class members will receive a minimum of $7.5 million by virtue of recoveries from or settlements with certain former officers and directors not dismissed from the Consolidated Class Action as well as the Company's former outside legal counsel, McCullough Sherrill, L.L.P. and certain of McCullough Sherrill's individual lawyers (the "Non-Settling Parties"). Moreover, the Company agreed to take action against such parties to recover damages it believes the Company has suffered as a result of their actions. Accordingly, on June 15, 2001 the Company filed claims in the Superior Court of Fulton County, Georgia against certain former officers of the Company, ALA Associates, Inc., McCullough Sherrill and certain of its individual lawyers. The first $8.0 million of amounts received from third parties in either the Consolidated Class Action or the actions brought by the Company will go to the class members, and amounts received in excess of $3.5 million will reduce the Company's $4.0 million guarantee dollar-for-dollar. Amounts recovered in excess of $8.0 million, if any, will be divided, with one-third of any such recoveries going to the Company and two-thirds going to the class members. In addition, the Class Action Settlement Agreement contains certain restrictions on the issuance of common stock below $11.70 per share and below $13.50 per share until certain dates and/or events set forth in the Class Action Settlement Agreement have occurred. The Class Action Settlement Agreement also provides for a full release of the Company and JDN Development from all claims asserted in the Consolidated Class Action or that could have been asserted based on or in connection with the facts underlying the consolidated complaint.

     The settlement of the Consolidated Class Action on the terms set forth in the Class Action Settlement Agreement received final approval by the Federal Court on November 15, 2001. However, certain members of the class opted out of the lawsuit, and there can be no assurance that any of those individuals will not name the Company and/or JDN Development as parties to additional lawsuits. The Company funded the cash portion of the settlement on November 2, 2001 and issued the stock portion of the Class Action Settlement Agreement on December 14, 2001. The $4.0 million guaranty payment referred to above was paid on March 15, 2002. Any amounts received from one or more of the Non-Settling Parties subsequent to that date exceeding $3.5 million in the aggregate will be paid back to the Company, reducing the $4.0 million payment dollar-for-dollar.

     During 2001, the Company was also subject to shareholder derivative lawsuits in Federal Court and in Fulton County Superior Court, that named the Company as a nominal defendant and raised claims against certain current and former members of management and the Company's board of directors. A similar suit was filed in State Court of Fulton County naming Ernst & Young LLP, the Company's auditors, in addition to the above-referenced defendants (collectively, the "Derivative Actions"). The complaints filed in the Derivative Actions alleged claims for breach of fiduciary duty, abuse of control, waste of corporate assets, unjust enrichment and gross mismanagement. The plaintiffs, on behalf of the Company, sought injunctive relief, compensatory and punitive damages and disgorgement of all profits and gains by the individual defendants. On July 26, 2001, the Company and certain of the individual defendants reached an agreement to settle the Derivative Actions on terms set forth in a Stipulation of Settlement of Derivative Actions filed with the Federal Court on September 26, 2001 (the "Derivative Settlement Agreement"). A Memorandum of Understanding pertaining to the settlement terms was filed with the SEC in a filing on Form 8-K on July 30, 2001. Under the terms of the Derivative Settlement Agreement, the Company agreed to formalize certain corporate governance policies and to pay the plaintiffs' attorneys' fees using 248,000 shares of the Company's common stock. The settlement received final approval by the Federal Court on November 15, 2001 and the shares were issued on December 14, 2001.

     The Company recorded a settlement expense of $43.4 million related to the settlement of the Consolidated Class Actions and the Derivative Actions for the year ended December 31, 2001. In addition, the Company recorded $1.5 million in legal and other costs that the Company expects to incur related to the aforementioned settlements.

     On February 20, 2002, the SEC entered an Order accepting the terms of an offer of settlement previously submitted by the Company in connection with a formal investigation initiated by the SEC regarding the Company in 2000. Under the terms of the settlement, the Company agreed to entry of the Order, which does not include any monetary fine, directing it to cease and desist from committing or causing any violation or any future violation of certain provisions of the federal securities laws. The Company consented to the issuance of the Order without admitting or denying the findings sets forth in the SEC's Order.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Information on quantitative and qualitative disclosure about market risk is included in Part II, Item 7 of this Annual Report on Form 10-K under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Derivatives and Market Risk."

Item 8. Financial Statements and Supplementary Data.

     The financial statements and supplementary data required under Regulation S-X and listed in Item 14(a)(1) below are included in a separate section of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information relating to Directors of the Company set forth in the Company's Proxy Statement relating to the 2002 Annual Meeting of Shareholders under the caption "Election of Directors" is incorporated herein by reference.

     The information relating to Executive Officers of the Company is included in Part I, Item 1 of this annual report on Form 10-K under the caption "Executive Officers of the Registrant."

     The information relating to Section 16(a) beneficial ownership reporting compliance set forth in the Company's Proxy Statement relating to the 2002 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

Item 11. Executive Compensation.

     The information set forth in the Company's Proxy Statement relating to the 2002 Annual Meeting of Shareholders under the caption "Executive Compensation" is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information set forth in the Company's Proxy Statement relating to the 2002 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

     The information set forth in the Company's Proxy Statement relating to the 2002 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  Index to Financial Statements, Financial Statement Schedules and
          Exhibits

     (1)  Financial Statements

     The following financial statements are included in and filed pursuant to
Part II, Item 8 and are included herein on the pages indicated:

Consolidated balance sheets - December 31, 2001 and 2000 .............................................   F-1
Consolidated statements of operations - Years ended
   December 31, 2001, 2000, and 1999 .................................................................   F-2
Consolidated statements of shareholders' equity - Years ended
   December 31, 2001, 2000, and 1999 .................................................................   F-3
Consolidated statements of cash flows - Years ended
   December 31, 2001, 2000, and 1999 .................................................................   F-4
Notes to consolidated financial statements ...........................................................   F-5
Report of Ernst & Young LLP, Independent Auditors ....................................................   F-23

     (2) Financial Statement Schedules

     The following financial statement schedules are included in and filed pursuant to Item 14(d) and are included herein on the pages indicated:

Schedule II - Valuation and Qualifying Accounts ......................................................   F-24
Schedule III - Real Estate and Accumulated Depreciation ..............................................   F-25

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (3)  Exhibits

Exhibit Number   Description
--------------   -----------
     3.1         Articles of Restatement of JDN Realty Corporation (1)
     3.2         Articles of Merger of JDN Enterprises, Inc. with and into the Company (2)
     3.3         Amended and Restated Bylaws of JDN Realty Corporation
     3.4         Form of Articles Supplementary of JDN Realty Corporation classifying the 9 3/8% Series A Cumulative Redeemable Preferred Stock (3)
     4.1         Specimen Common Stock Certificate (4)
     4.2         Form of the Company's 9 3/8 % Series A Cumulative Redeemable Preferred
                 Stock Certificate (3)
     4.3         Form of 6.918 % MandatOry Par Put Remarketed Securities (sm) ("MOPPRS
                 (sm)") due March 31, 2013 (5)

     4.4         Form of 6.80% Global Note due August 1, 2004 (6)
     4.5         Form of 6.95% Global Note due August 1, 2007 (6)
     4.6 Form of Articles Supplementary of JDN Realty Corporation classifying the 9 3/8% Series A cumulative Redeemable
                 Preferred Stock (3)
     10.1        JDN Realty Corporation 1993 Incentive Stock Plan, as amended (7)
     10.2        JDN Realty Corporation 1993 Non-Employee Director Stock
                 Option Plan, as amended (7)
     10.3        JDN Realty Corporation Long-Term Incentive Plan (7)
     10.4        Indenture, dated as of July 15, 1997, by JDN Realty
                 Corporation to First Union National Bank as Trustee (6)
     10.5        First Supplemental Indenture, dated as of July 31, 1997, by
                 JDN Realty Corporation to First Union National Bank, as
                 Trustee (6)
     10.6 Second Supplemental Indenture, dated as of February 5, 1998, by JDN Realty Corporation to First Union National Bank, as
                 Trustee (8)
     10.7 First Amendment to Second Supplemental Indenture, dated as of March 31, 1998, by JDN Realty Corporation to First Union
                 National Bank, as Trustee (5)
     10.8        JDN Realty Corporation Dividend Reinvestment and Stock
                 Purchase Plan (9)
     10.9 JDN Realty Corporation 1995 Employee Stock Purchase Plan, as amended (7)
     10.10       Indemnification Agreement by and between JDN Realty
                 Corporation and Craig Macnab dated April 2, 2000 (10)
     10.11       Employment Agreement by and between John D. Harris, Jr. and
                 JDN Realty Corporation dated as of July 1, 2000 (10)
     10.12       Employment Agreement by and between Leilani L. Jones and JDN
                 Realty Corporation, dated as of November 27, 2000 (10)
     10.13       Employment Agreement by and between Michael A. Quinlan and
                 JDN Realty Corporation, dated as of July 1, 2000 (10)
     10.14 Interim Agreement dated as of March 2, 2000, but effective as of February 14, 2000, by and among JDN Realty
                 Corporation, JDN Development Company, Inc. the Banks parties thereto and Wachovia Bank, N.A., as Agent (11)
     10.15 Agreement for Continued Funding dated March 2, 2000, but effective as of February 14, 2000, by and among JDN Realty
                 Corporation, JDN Development Company, Inc., the Banks parties thereto and Wachovia Bank, N.A., as Agent (11)
     10.16 $175,000,000 Second Amended and Restated Credit Agreement dated as of May 19, 2000, among JDN Realty Corporation, the
                 Banks listed therein and Wachovia Bank, N.A., as Agent (12)
     10.17 $100,000,000 Amended and Restated Term Loan Credit Agreement dated as of May 19, 2000, among JDN Realty Corporation, the
                 Banks listed therein, Wachovia Bank, N.A., as Agent and PNC
                 Bank, National Association, as Documentation Agent (12)
     10.18 Third Amended and Restated Master Credit Agreement dated as of March 29, 2001 among JDN Realty Corporation and Fleet
                 National Bank as Agent (13)
     10.19       Letter Agreement dated as of July 6, 2001 between JDN Realty
                 Corporation and Clarion - CRA Securities, L.P. as lead plaintiff (14)
     10.20 Memorandum of Understanding, dated as of July 26, 2001 between JDN Realty Corporation and the counsel for the plaintiffs for the Derivative Action (14)

     10.21 Exhibits and Schedules to Third Amended and Restated Master Credit Agreement (15)
     10.22 First Amendment to Third Amended, Restated and Consolidated Master Credit Agreement dated as of August 14, 2001 among
                 JDN Realty Corporation and Fleet National Bank as Agent (16)
     10.23 Employment Agreement by and between Lee S. Wielansky and JDN Development Company, Inc., dated as of November 27, 2000 (13)
     10.24 Employment Agreement by and between Craig Macnab and JDN Realty Corporation, dated as of November 17, 2000 (13)
     10.25 Amendment to Employment Agreement by and between Lee S. Wielansky and JDN Development Company, Inc., dated as of December 14, 2001
     10.26       Amendment to Employment Agreement by and between Craig
                 Macnab and JDN Realty Corporation, dated as of February 2,
                 2002

     12          Ratio of Earnings to Fixed Charges
     21          Subsidiaries of the Registrant
     23          Consent of Ernst & Young, LLP
     99.1        Federal Income Tax Considerations

     (1) Filed as an exhibit to the Company's filing on Form 8-K dated November 7, 1996, previously filed pursuant to the Securities Exchange Act of 1934, and hereby incorporated by reference.
     (2) Filed as an exhibit to the Company's Registration Statement on Form S-11 (No. 33-73710) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
     (3) Filed as an exhibit to the Company's filing on Form 8-A dated September 17, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
     (4) Filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-22339) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
     (5) Filed as an exhibit to the Company's filing on Form 8-K dated April 1, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
     (6) Filed as an exhibit to the Company's filing on Form 8-K dated August 1, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
     (7) Filed as an exhibit to the Company's filing on Form 10-K for the year ended December 31, 1999, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated herein by reference.
     (8) Filed as an exhibit to the Company's filing on Form 8-K dated February 13, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
     (9) Filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 33-90868) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

     (10) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2001, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
     (11) Filed as an exhibit to the Company's filing on Form 8-K dated March 7, 2000, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
     (12) Filed as an exhibit to the Company's filing on Form 8-K dated May 23, 2000, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
     (13) Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 2000, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
     (14) Filed as an exhibit to the Company's filing on Form 8-K dated July 30, 2001, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
     (15) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2001, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
     (16) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2001, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

                  Executive Compensation Plans and Arrangements

     The following is a list of all executive compensation plans and arrangements filed as exhibits to this annual report on Form 10-K or incorporated herein by reference:

1.   JDN Realty Corporation 1993 Incentive Stock Plan, as amended (Exhibit 10.1)
2. JDN Realty Corporation 1993 Non-Employee Director Stock Option Plan, as amended (Exhibit 10.2)
3.   JDN Realty Corporation Long-Term Incentive Plan (Exhibit 10.3)
4. Indemnification Agreement by and between JDN Realty Corporation and Craig Macnab dated April 2, 2000 (Exhibit 10.10)
5. Employment Agreement, dated as of July 1, 2000, by and between John D. Harris, Jr. and the Company (Exhibit 10.11)
6.   Employment Agreement, dated as of November 27, 2000, by and between Leilani
     L. Jones and the Company (Exhibit 10.12)
7. Employment Agreement, dated as of July 1, 2000, by and between Michael A. Quinlan and the Company (Exhibit 10.13)
8. JDN Realty Corporation Dividend Reinvestment and Stock Purchase Plan (Exhibit 10.8)

9.   JDN Realty Corporation 1995 Employee Stock Purchase Plan (Exhibit 10.9)

10. Employment Agreement by and between Lee S. Wielansky and JDN Development Company, Inc. dated as of November 27, 2000 (Exhibit 10.23)

11. Employment Agreement by and between Craig Macnab and JDN Realty Corporation dated as November 17, 2000 (Exhibit 10.24)

12. Amendment to Employment Agreement by and between Lee S. Wielansky and JDN Development Company, Inc. dated as of December 14, 2001 (Exhibit 10.25).
13. Amendment to Employment Agreement by and between Craig Macnab and JDN Realty Corporation dated as of February 2, 2002 (Exhibit 10.26).

(b)  Reports on Form 8-K.

     During the three months ended December 31, 2001, the Company did not file any reports on Form 8-K.

(c)  Exhibits.

     The response to this portion of Item 14 is submitted as a separate section of this report.

(d)  Financial Statement Schedules.

     The response to this portion of Item 14 is submitted as a separate section of this report.

                                     Item 8
                                     ------

                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
                   ------------------------------------------

                                   Item 14(d)
                                   ----------

                          FINANCIAL STATEMENT SCHEDULES
                          -----------------------------

JDN REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,
                                                                              -------------------------
(dollars in thousands, except per share data)                                     2001         2000
-------------------------------------------------------------------------------------------------------
ASSETS
     Shopping center properties, at cost:
         Land                                                                 $   289,296   $   208,653
         Buildings and improvements                                               624,759       626,042
         Property under development                                               188,484        45,020
                                                                              -------------------------
                                                                                1,102,539       879,715
         Less: accumulated depreciation and amortization                          (88,152)      (80,113)
                                                                              -------------------------
             Shopping center properties, net                                    1,014,387       799,602
     Cash and cash equivalents                                                         --         9,277
     Restricted cash - escrow                                                       1,815           102
     Accounts receivable, net of allowance for doubtful accounts of
         $1,198 and $732 in 2001 and 2000, respectively                            17,160        11,511
     Investments in and advances to unconsolidated entities:
         JDN Development Company, Inc. and related partnerships                        --       246,799
         Other                                                                     12,628            --
     Deferred costs, net of amortization                                            6,238         6,039
     Other assets                                                                  13,235        10,633
                                                                              -------------------------
                                                                              $ 1,065,463   $ 1,083,963
                                                                              =========================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities
         Unsecured notes payable                                              $   234,759   $   234,697
         Secured lines of credit and term loan                                    230,000       242,000
         Mortgage notes payable                                                    96,362        97,444
         Accounts payable and accrued expenses                                     27,633        14,558
         Other liabilities                                                         14,191         5,151
                                                                              -------------------------
             Total liabilities                                                    602,945       593,850

     Third party investors' interest                                                2,999         3,504

     Shareholders' Equity
         Preferred stock, par value $.01 per share - authorized 20,000,000 shares: 9 3/8% Series A Cumulative Redeemable Preferred Stock,
             liquidation preference $25 per share, issued and outstanding
             2,000,000 shares in 2001 and 2000,
             respectively                                                              20            20
         Common stock, par value $.01 per share -
             authorized 150,000,000 shares, issued and
             outstanding 34,795,045 and 32,867,354 shares
             in 2001 and 2000, respectively                                           348           329
         Paid-in capital                                                          475,264       489,289
         Accumulated other comprehensive loss                                      (4,266)           --
         Accumulated deficit                                                      (11,847)       (3,029)
                                                                              -------------------------
                                                                                  459,519       486,609
                                                                              -------------------------
                                                                              $ 1,065,463   $ 1,083,963
                                                                              =========================

See accompanying notes.

JDN REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    Years Ended December 31,
                                                                               -----------------------------------
(in thousands, except per share data)                                             2001         2000        1999
------------------------------------------------------------------------------------------------------------------
Revenues:
     Minimum and percentage rents                                              $  88,402    $  91,438    $  92,964
     Recoveries from tenants                                                      14,924       12,705       13,205
     Other revenue                                                                   881        1,907           69
                                                                               -----------------------------------

         Total revenues                                                          104,207      106,050      106,238

Operating expenses:
     Operating and maintenance                                                    10,470        8,736        8,338
     Real estate taxes                                                             8,476        6,627        6,979
     General and administrative                                                   11,341        8,677        8,130
     Corporate investigation and legal costs                                         982        3,159           --
     Severance expense                                                                --        3,711           --
     Impairment losses                                                             2,161       18,882           90
     Depreciation and amortization                                                21,727       20,735       22,047
     Settlement expense                                                           45,788           --        5,610
                                                                               -----------------------------------
         Total operating expenses                                                100,945       70,527       51,194
                                                                               -----------------------------------

     Income from operations                                                        3,262       35,523       55,044

Other income (expense):
     Interest expense, net                                                       (30,523)     (25,520)     (18,423)
     Other income, net                                                                21        1,980        1,818
     Equity in net loss of unconsolidated entities                                  (150)      (2,976)      (3,800)
                                                                               -----------------------------------
Income (loss) before minority interest in net income of consolidated subsidiaries, net gain on real estate sales, extraordinary item
     and cumulative effect of change in accounting principle                     (27,390)       9,007       34,639
Minority interest in net income of consolidated subsidiaries                        (169)        (222)        (215)
                                                                               -----------------------------------
Income (loss) before net gain on real estate sales, extraordinary item
     and cumulative effect of change in accounting principle                     (27,559)       8,785       34,424
Net gain on real estate sales
     Operating                                                                    16,686       14,712       18,627
     Non-operating                                                                 8,631           --           --
                                                                               -----------------------------------
Income (loss) before extraordinary item and cumulative effect of
     change in accounting principle                                               (2,242)      23,497       53,051
Extraordinary item                                                                (1,608)          --           --
                                                                               -----------------------------------
Income (loss) before cumulative effect of change in accounting principle          (3,850)      23,497       53,051
Cumulative effect of change in accounting principle                                 (280)          --           --
                                                                               -----------------------------------

Net income (loss)                                                                 (4,130)      23,497       53,051
Dividends to preferred shareholders                                               (4,688)      (4,688)      (4,688)
                                                                               -----------------------------------
Net income (loss) attributable to common shareholders                          $  (8,818)   $  18,809    $  48,363
                                                                               ===================================

Income (loss) per common share - basic:
     Income (loss) before extraordinary item and cumulative effect of change
         in accounting principle (net of taxes and preferred dividends)        $   (0.21)   $    0.58    $    1.46
     Extraordinary item                                                            (0.05)          --           --
     Cumulative effect of change in accounting principle                           (0.01)          --           --
                                                                               -----------------------------------
     Net income (loss) attributable to common shareholders                     $   (0.27)   $    0.58    $    1.46
                                                                               ===================================

Income (loss) per common share - diluted:
     Income (loss) before extraordinary item and cumulative effect of change
         in accounting principle (net of taxes and preferred dividends)        $   (0.21)   $    0.58    $    1.44
     Extraordinary item                                                            (0.05)          --           --
     Cumulative effect of change in accounting principle                           (0.01)          --           --
                                                                               -----------------------------------
     Net income (loss) attributable to common shareholders                     $   (0.27)   $    0.58    $    1.44
                                                                               ===================================
Dividends per common share                                                     $   1.140    $   1.295    $   1.545
                                                                               ===================================

See accompanying notes.

JDN REALTY CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                            Accumulated
                                                                               Other
                                           Preferred    Common    Paid-in   Comprehensive   Accumulated
(in thousands, except per share data)        Stock       Stock    Capital       Loss          Deficit      Total
------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1999                      $20       $327     $521,036      $    --       $ (7,089)    $514,294
Issuances of common stock                      --         11       11,990           --             --       12,001
Repurchases of common stock                    --         (4)      (6,990)          --             --       (6,994)
Distributions to preferred shareholders
   ($2.34 per share)                           --         --           --           --         (4,688)      (4,688)
Distributions to common shareholders
   ($1.55 per share)                           --         --       (7,532)          --        (44,303)     (51,835)
Net income                                     --         --           --           --         53,051       53,051
                                           -----------------------------------------------------------------------

Balance, December 31, 1999                    $20       $334     $518,504      $    --       $ (3,029)    $515,829
Issuances of common stock                      --          5        1,610           --             --        1,615
Retirement of restricted common stock          --         (6)        (291)          --             --         (297)
Repurchases of common stock                    --         (4)      (6,839)          --             --       (6,843)
Distributions to preferred shareholders
   ($2.34 per share)                           --         --           --           --         (4,688)      (4,688)
Distributions to common shareholders
   ($1.30 per share)                           --         --      (23,695)          --        (18,809)     (42,504)
Net income                                     --         --           --           --         23,497       23,497
                                           -----------------------------------------------------------------------

Balance, December 31, 2000                    $20       $329     $489,289      $    --       $ (3,029)    $486,609
Issuances of common stock                      --         20       24,277           --             --       24,297
Retirement of restricted common stock          --         (1)        (314)          --             --         (315)
Distributions to preferred shareholders
   ($2.34 per share)                           --         --           --           --         (4,688)      (4,688)
Distributions to common shareholders
   ($1.14 per share)                           --         --      (37,988)          --             --      (37,988)
Components of comprehensive loss:
    Net loss                                   --         --                        --         (4,130)      (4,130)
    Fair value of derivatives adjustment                                        (4,266)                     (4,266)
                                                                                                          --------
         Comprehensive loss                                                                                 (8,396)
                                           -----------------------------------------------------------------------
Balance, December 31, 2001                    $20       $348     $475,264      $(4,266)      $(11,847)    $459,519
                                           =======================================================================

See accompanying notes

JDN REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                                             2001        2000         1999
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities
     Net income (loss)                                                  $  (4,130)   $  23,497    $  53,051
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                      20,693       19,543       21,002
         Amortization                                                       6,335        3,499        2,507
         Equity in net loss of unconsolidated entitites                       150        2,976        3,800
         Minority interest in net income of consolidated subsidiaries         169          222          215
         Net gain on real estate sales                                    (25,317)     (14,712)     (18,627)
         Impairment losses                                                  2,161       18,882           90
         Settlement expense                                                22,653           --        5,610
         Extraordinary item                                                 1,608           --           --
         Cumulative effect of change in accounting principle                  280           --           --
         Changes in assets and liabilities:
              Accounts receivable                                          (1,411)        (928)      (3,164)
              Other assets                                                    104          310         (515)
              Accounts payable and accrued expenses                         5,009       (1,235)      (4,703)
              Other liabilities                                             8,216          602         (470)
                                                                        -----------------------------------
Net cash provided by operating activities                                  36,520       52,656       58,796

Cash flows from investing activities
     Development and redevelopment of shopping center properties         (145,902)     (33,639)    (205,085)
     Improvements to shopping center properties                            (1,225)      (2,134)        (984)
     Investments in and advances to unconsolidated entities                (1,156)     (96,089)      (6,468)
     Proceeds from real estate sales                                      165,122       99,459       61,972
     Other                                                                  2,933       (1,295)       2,197
                                                                        -----------------------------------
Net cash provided by (used in) investing activities                        19,772      (33,698)    (148,368)

Cash flows from financing activities
     Proceeds from line of credit and term loan                           401,900      204,596      529,040
     Proceeds from mortgages and notes payable                             23,000           --       61,254
     Principal payments on line of credit and term loan                  (413,900)    (197,596)    (442,559)
     Principal payments on mortgages and notes payable                    (27,344)      (2,744)      (1,648)
     Repurchases of common stock                                               --       (6,843)      (6,995)
     Distributions paid to preferred shareholders                          (4,688)      (4,688)      (4,688)
     Distributions paid to common shareholders                            (37,988)     (42,504)     (51,835)
     Proceeds from deferred exchange of properties                             --       40,476           --
     Net proceeds from issuance of common stock                                --           --       11,225
     Payments for deferred loan financing charges                          (6,020)      (2,454)      (2,072)
     Other                                                                   (529)          --          (74)
                                                                        -----------------------------------
Net cash provided by (used in) financing activities                       (65,569)     (11,757)      91,648
                                                                        -----------------------------------
Increase (decrease) in cash and cash equivalents                           (9,277)       7,201        2,076
Cash and cash equivalents, beginning of period                              9,277        2,076           --
                                                                        -----------------------------------
Cash and cash equivalents, end of period                                $      --    $   9,277    $   2,076
                                                                        ===================================

See accompanying notes

JDN Realty Corporation
Notes to Consolidated Financial Statements
December 31, 2001
(dollars in thousands, except per share data)

1.   Description of Business and Summary of Significant Accounting Policies

Description of Business

     JDN Realty Corporation (the "Company") is a real estate company specializing in the development and asset management of retail shopping centers. The Company's operating shopping centers and development projects are located in 21 states. The Company has elected to be taxed as a real estate investment trust ("REIT").
     Effective January 1, 2001, the Company acquired 100% of the ownership of JDN Development Company, Inc. ("JDN Development"). Prior to January 1, 2001, the Company owned 1% of the outstanding voting common stock and 100% of the outstanding non-voting common stock of JDN. As a result of this acquisition, the Company changed its accounting for JDN Development from the equity method to the consolidation method. In addition, effective January 1, 2001, the Company and JDN Development elected taxable REIT subsidiary status for JDN Development. Had JDN Development been consolidated effective January 1, 2000 and 1999, the Company's revenues for the year ended December 31, 2000 and 1999 would have been $113,673 and $112,265, respectively. Net income and earnings per share would not have been materially different than amounts previously reported.

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

Investments in Unconsolidated Entities

     The Company uses the equity method of accounting for investments in non-majority owned entities, including those where the Company's voting control is less than 20%, where the Company has the ability to exercise significant influence over operating and financial policies. The Company uses the cost method of accounting for investments in non-majority owned entities where the Company's ownership is less than 20% and where it does not have the ability to exercise significant influence over operating and financial policies.

Real Estate Assets

     Shopping center properties are stated at cost less accumulated depreciation. The Company capitalizes costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until such time as a project becomes ready for its intended use in accordance with SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects and SFAS No. 34, Capitalization of Interest Cost. The pre-development costs are written off when the Company determines that a prospective project is no longer probable. The Company provides an allowance for abandoned projects based on management's assessment of the sum of the individual projects' probability. As of December 31, 2001, the allowance was $1,695 and the balance of possible project costs was $4,213, net of refundable earnest money of $2,130. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets beginning when portions of the development become substantially complete. The estimated useful life of buildings and improvements for financial reporting purposes is 31.5 years. Expenditures for maintenance and repairs are charged to operations as incurred. Renovations which improve or extend the life of the related assets are capitalized and amortized over the remaining useful lives of the related assets.

     As of December 31, 2001, the Company had two shopping center properties, under contract to sell with an aggregate net book value of $15,200, representing, in the aggregate, 1.77% of net operating income for the year ended December 31, 2001.

     Management reviews long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates the carrying amount of the asset may not be recoverable and the future undiscounted cash flows expected to be generated by the asset are less than its carrying amount. If such assets are considered to be impaired, the Company records impairment losses and reduces the carrying amount of impaired assets to an amount that reflects the fair value of the assets at the time impairment is evident. Management also reviews estimated selling prices of assets held for sale and records impairment losses to reduce the carrying amount of assets held for sale when the carrying amounts exceed the estimated selling prices less costs to sell. During 2001, 2000 and 1999, the Company recorded impairment losses of approximately $2,161, $18,882 and $90, respectively.

     On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 clarifies the guidance previously issued in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and Accounting Principles Board ("APB") Opinion No. 30 and resolves implementation issues created by SFAS No. 121. Under the new guidance, the Company will continue to assess long-lived assets used in operations and assets held for sale for impairments when indicators are present, as described above. Also, material long-lived assets held for sale will be separately identified in the consolidated balance sheets and their related net operating income will be segregated as income from discontinued operations in the consolidated statement of operations. In addition, depreciation of long-lived assets held for sale will not be permitted. If in the future, an asset held for sale reverts to an asset used in operations, the asset would be measured at the lower of the original carrying cost, adjusted for the forgone depreciation, or the fair value at the date of the decision to hold the asset. Adoption of SFAS No. 144 is not expected to have a material effect on the Company.

     In 2001, the Company changed its method of project cost allocation from an area method to a modified relative value method. In management's opinion, the new method of project cost allocation more appropriately reflects the fair market value of individual project components, thereby eliminating disparity in gain (loss) on real estate sales among project components. The effect of the change in accounting estimate in the current year was a reduction in gain on real estate sales of $1.2 million or $0.04 per share.

Deferred Costs

     Costs and fees associated with the Company's debt obligations are included in deferred costs in the accompanying consolidated balance sheets and are amortized over the terms of the related debt agreements. Amortization of these deferred financing costs is included in interest expense in the consolidated statements of operations. Accumulated amortization related to deferred costs totaled approximately $5,478 and $4,484 at December 31, 2001 and 2000, respectively.

     The Company capitalizes certain internal and external costs incurred in the development of computer software for internal use in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. At December 31, 2001 and 2000, $1,170 of such amounts were included in other assets in the accompanying consolidated balance sheets.

Other Assets

     Included in other assets are notes receivable from an unrelated party of $6,500 and $6,579 as of December 31, 2001 and 2000, respectively.

Operating Revenue Recognition

     The Company leases space in its shopping centers to tenants and recognizes minimum base rentals as revenue on a straight-line basis over the terms of the operating leases in accordance with SFAS No. 13, Accounting for Leases. The tenants are required to pay additional rentals based on common area maintenance expenses, and the Company recognizes such rentals as the revenue is earned. Certain tenants pay a percentage based on store sales exceeding a pre-defined threshold. These percentage rentals are recognized as sales contingencies are resolved.

Concentration of Credit Risk

     The Company's tenant base includes primarily national or regional retail chains and local retailers. Consequently, credit risk is concentrated in the retail industry. Rents receivable, in excess of security deposits, is unsecured and subject to credit losses to this extent. The Company provides an allowance for uncollectible rent receivable based on a historical percentage of rents receivable.

Net Gain on Real Estate Sales

     The Company recognizes gain or loss on real estate sales when the earnings process is deemed to be complete, in accordance with SFAS No. 66, Accounting for Real Estate Sales, which generally coincides with the closing.

Interest Costs

     Interest costs incurred during the development period of projects are capitalized and depreciated over the life of the building in accordance with SFAS. No. 34, Capitalization of Interest Cost. Interest costs capitalized were $13,606, $9,444 and $7,565 for the years ended December 31, 2001, 2000 and 1999, respectively. Interest payments totaled $39,308, $45,051 and $35,750 during the years ended December 31, 2001, 2000, and 1999, respectively. Interest income totaled $817, $14,209 and $10,765 during the years ended December 31, 2001, 2000 and 1999, respectively.

Interest Rate Protection Agreements

     The Company utilizes interest rate swap agreements to hedge its exposure to increasing rates on its floating rate debt. The interest rate swap agreements involve the exchange of amounts based on variable interest rates for amounts based on fixed interest rates over the lives of the agreements without an exchange of the notional amounts upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest incurred.

     Effective January 1, 2001, the Company adopted SFAS No. 133, as amended by SFAS No. 137 and No. 138 Accounting for Derivative Instruments and Hedging Activities ("Statement No. 133"). Statement No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. For derivatives designated as hedges, the change in the fair value of the derivative is offset against the change in fair value of the hedged asset, liability or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Derivatives that are not hedges must be adjusted to fair value through income. Upon adoption of Statement No. 133, the Company recorded $280 cumulative effect of change in accounting principle related to the fair value of its interest rate cap.

     As of December 31, 2001, the Company had two interest rate swap agreements and one interest rate cap agreement. The interest rate swaps have been designated and qualify under the provisions of

SFAS No. 133 as cash flow hedges. By matching the terms of the interest rate swap agreements and their designated debt instruments, the Company has structured cash flow hedges that are highly effective in offsetting the variable interest cash flows on the related debt instruments. The Company monitors hedge effectiveness and the financial standing of the counterparty on an ongoing basis. The fluctuations in the fair value of the interest rate swaps are included in accumulated other comprehensive loss, a component of shareholders' equity, and other liabilities in the accompanying consolidated balance sheets. The Company recorded a derivative instrument liability and an adjustment to accumulated other comprehensive loss of $4,266 in 2001. If in the future, the interest rate protection agreements were terminated or in the event of early extinguishment of a designated debt obligation, the fair value of the cash flow hedges would be recognized as expense.

Comprehensive Income (Loss)

     Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss), which includes all other non-owner transactions and events that change stockholder's equity. The components of comprehensive income
(loss) are presented in the consolidated statements of shareholders' equity. As of December 31, 2001, other comprehensive loss is composed solely of changes in the fair value of the Company's interest rate swap agreements.

Stock-Based Compensation

     The Company uses the intrinsic value method for valuing its awards of stock options and restricted stock and recording the related compensation expense, if any, in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. See Note 15 for pro forma earnings using the fair value method as required by SFAS No. 123, Accounting for Stock-Based Compensation ("Statement 123").

Income Taxes

     The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") and began operating as such on March 27, 1994. As a result, the Company is generally not subject to federal income taxes to the extent that it distributes annually at least 90% of its REIT taxable income to its shareholders and satisfies certain other requirements defined in the Code. However, in connection with the Tax Relief Extension Act of 1999, as of January 1, 2001, the Company is now permitted to engage in certain activities which it was previously precluded from in order to maintain its REIT classification, so long as such activities are conducted in separate entities which elect to be treated as taxable REIT subsidiaries under the Code. As such, the taxable REIT subsidiary is subject to federal income tax on the income from these activities.

     The Company's taxable REIT subsidiary, JDN Development, uses the liability method of accounting for income taxes, in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in the future years. Management provides valuation allowances against the deferred tax asset for amounts which are not considered "more likely than not" to be realized.

     The Company's distributions per common share are summarized as follows:

                                           Years ended December 31,
                                            2001     2000     1999
                                           ------------------------
Ordinary income                            $ 0.32   $ 0.64   $ 1.38
Return of capital                            0.06       --       --
Long-term capital gains                      0.76     0.66     0.17
                                           ------------------------
                                           $ 1.14   $ 1.30   $ 1.55
                                           ========================

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

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142, which is effective for the Company as of January 1, 2002, prohibits regular amortization of goodwill and requires at least annual impairment analyses of all recorded goodwill. The adoption of SFAS No. 142 is not expected to have a significant effect on the Company.

2.   Unsecured Notes Payable

     Unsecured Notes Payable consisted of the following:

                                               December 31,
                                             2001        2000
                                           ---------------------
MandatOry Par Put Remarketed Securities    $  75,000   $  75,000
Seven Year Notes                              74,908      74,873
Ten Year Notes                                84,851      84,824
                                           ---------------------
                                           $ 234,759   $ 234,697
                                           ---------------------

     The Mandatory Par Put Remarketed Securities ("MOPPRS") represent unsecured notes payable with a face amount of $75,000, a stated interest rate of 6.918% and a maturity date of March 31, 2013. Interest on the MOPPRS is payable semi-annually in arrears on each March 31 and September 30. In connection with the issuance of the MOPPRS, the Company sold an option to remarket the MOPPRS on March 31, 2003 to the agent. The MOPPRS are subject to mandatory tender on March 31, 2003.

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

3.   Revolving Line of Credit and Term Loan

     The Revolving Line of Credit and Term Loan consisted of the following:

                                               December 31,
                                             2001        2000
                                           ---------------------
Term Loan                                  $ 150,000   $ 100,000
Revolving Line of Credit                      80,000     142,000
                                           ---------------------
                                           $ 230,000   $ 242,000
                                           ---------------------

     As of December 31, 2001, the Revolving Line of Credit represented a $150,000 secured line of credit with a bank group. As of December 31, 2001, the Term Loan represented a $150,000 secured term loan with a bank group. Both instruments comprise the Third Amended and Restated Master Credit Agreement (the "Secured Credit Agreement") with Fleet National Bank as Agent, which the Company closed on March 29, 2001. The Secured Credit Agreement matures December 31, 2002, but may be extended until January 1, 2003 provided that the Company is in compliance with the terms of the agreement.

     Interest on loans made pursuant to the Secured Credit Agreement ranges from LIBOR plus 1.75% to LIBOR plus 2.25%, based on the Company's leverage and credit quality or, at the Company's discretion, the agent's prime lending rate. As of December 31, 2001, the Revolving Line of Credit and Term Loan bear interest at LIBOR plus 2.25%.

     The Secured Credit Agreement provides that the loans thereunder be secured by first priority security interests in retail shopping center properties. As of December 31, 2001, there were 52 properties valued at approximately $497,650 securing these loans. The Secured Credit agreement contains certain requirements for each property within the Borrowing Base (as defined in the Secured Credit Agreement) and certain value and occupancy requirements for the Borrowing Base in the aggregate. The Company may, however, add, remove or substitute certain of its other properties as Borrowing Base Properties subject to the conditions set forth in the Secured Credit Agreement.

     The Secured Credit Agreement contains financial covenants including, but not limited to, a liabilities-to-assets ratio, fixed charges coverage ratios and a net worth covenant. In addition, the Secured Credit Agreement restricts, the amount of distributions to the Company's shareholders to 95% of the Company's funds from operations (as defined in the Secured Credit Agreement), subject to certain exceptions, including additional distributions necessary to maintain the Company's REIT status.

     Effective June 30, 2001, the Secured Credit Agreement was amended (the "Secured Credit Agreement Amendment"). The Secured Credit Agreement Amendment reduced the net worth covenant, reduced the fixed charges coverage ratio minimum and changed the definition of EBITDA to exclude gains and losses from land sales.

     As of December 31, 2000, the Line of Credit and Term Loan represented a $175,000 and $100,000 secured credit facility (the "2000 Credit Agreements") with Wachovia Bank, N.A. In March 2001, the Company terminated the 2000 Credit Agreements and satisfied this loan in full with proceeds from the Secured Credit Agreement. Consequently, the Company charged $1,608 of unamortized deferred costs related to the 2000 Credit Agreements to expense as an extraordinary item in 2001. In connection with the closing of the Secured Credit Agreement, the Company incurred $5,100 in fees and expenses.

4.   Mortgage Notes Payable

     At December 31, 2001, the Company's Mortgage Notes Payable consisted of nine amortizing notes payable secured by shopping center properties with an aggregate net book value of $96,362. At December 31, 2001, the Mortgage Notes Payable had a weighted average interest rate of 6.88%, aggregate monthly payments of principal and interest of $698 and maturities beginning in 2002 and continuing through 2019.

5.   Debt Maturities

     As of December 31, 2001, principal payments on the Company's Unsecured Notes Payable, Line of Credit, Term Loan, and Mortgage Notes Payable were due as follows:

Year ending December 31,
-----------------------------------------------------------------------------
2002                                                                $ 255,468(1)
2003                                                                   83,127
2004                                                                   77,560
2005                                                                    2,853
2006                                                                    3,069
Thereafter                                                            139,044
                                                                    ---------
                                                                    $ 561,121
                                                                    =========

(1) The Secured Credit Agreement, representing $230,000 of debt maturing in 2002, may be extended until January 1, 2003, provided the Company is in compliance with the terms of the agreement.

     The Company is negotiating to refinance a $23.0 million mortgage note payable secured by a shopping center in Denver, Colorado which matures in May 2002. The Company expects this refinancing to close in the second quarter 2002.

6.   Fair Value of Financial Instruments

     During 2001, the Company entered into two interest rate swap contracts with notional amounts of $150 million and $50 million, respectively, that convert its variable interest payments on the term loan and $50 million of the revolving line of credit to fixed interest payments by effectively fixing the underlying LIBOR rate at 4.62% and 3.585%, respectively. These swaps have been designated and qualify under the provisions of SFAS No. 133 as cash flow hedges, and the Company has determined that they are highly effective in offsetting the variable interest cash flows on the related debt instruments. The fluctuations in the fair value of the interest rate swaps are included in accumulated other comprehensive loss, a component of shareholders' equity, and other liabilities in the consolidated balance sheets.

     The carrying amounts and fair values of the Company's financial instruments with differences are as follows:

                                    December 31, 2001             December 31, 2000
                              ----------------------------   ----------------------------
                              Carrying Amount   Fair Value   Carrying Amount   Fair Value
                              ----------------------------   ----------------------------
Unsecured Notes Payable         $ 234,759       $ 209,750       $ 234,697      $ 193,591
Mortgage Notes Payable             96,362          93,435          97,444         94,328
Interest Rate Swaps and Cap         4,266           4,266             313             39

         The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments:

..    Cash and cash equivalents, accounts receivable and accounts payable: the carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximates their fair value.
..    Unsecured notes payable: the fair values of the Company's unsecured notes payable are estimated based on dealer quotes at or near year-end.
..    Lines of credit and term loan: the carrying amounts of the Company's borrowings under its lines of credit and term loan approximate fair value based on the Company's current incremental borrowing rates for similar borrowing arrangements.
..    Mortgage notes payable: the fair value of the Company's mortgage notes payable are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.
..    Interest rate swaps and cap: the fair values of the Company's interest rate swaps and cap are based on dealer quotes that consider the estimated net proceeds if sold for positive valuations or the estimated cost to terminate for negative valuations.

7.   Income Taxes

     As a result of its REIT status, JDN Realty Corporation incurred no federal income tax liability in 2001, 2000 and 1999.

     JDN Development, a "C" corporation for federal income tax purposes, recorded no income tax expense for the year ended December 31, 2001 because it recorded a pre-tax book loss of $18,997 before income tax expense. JDN Development recorded no benefit as a result of its pre-tax loss because management is not able to determine with certainty the amount and timing of future taxable income available to utilize the net operating loss carryforward in future periods. JDN Development has established a valuation allowance which completely offsets all net deferred tax assets generated from the Company's net losses.

     A reconciliation of the provision for income taxes to the federal statutory rate for the year ended December 31, 2001 for JDN Development is as follows:

Tax benefit, at statutory rate       $  (6,649)
State tax, net of federal benefit         (950)
Provision to return adjustment             386
Other                                      189
Valuation allowance                      7,024
                                     ---------
                                     $      --
                                     =========

     JDN Development has net operating loss carryforwards of approximately $4,875, which will begin to expire in 2020 and are available to offset future taxable income.

     Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences that give rise to significant portions of the deferred tax assets and liabilities are excess book over tax depreciation, impairment losses on real estate held for sale not currently tax deductible for tax purposes, various accrued liabilities not currently tax deductible, certain differences in cost capitalization between financial reporting and tax purposes and the net operating loss carryforward. Deferred tax assets and liabilities of JDN Development consist of the following at December 31, 2001:

Deferred tax assets                  $  13,663
Deferred tax liabilities                (1,630)
Valuation allowance                    (12,033)
                                     ---------
Net deferred tax asset               $      --
                                     =========

8.   Preferred Stock

     The Company has 2,000,000 shares outstanding of its 9 3/8% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock"), par value $0.01 per share, with a liquidation preference of $25.00 per share. The Series A Preferred Stock has no stated maturity but is redeemable at the Company's option on or after September 15, 2003 for $25.00 per share plus accumulated, accrued and unpaid dividends. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and are payable quarterly on or about the last day of March, June, September and December of each year, when and as declared. Holders of the Series A Preferred Stock have no voting rights except with respect to certain extraordinary events affecting the rights of the holders of the Series A Preferred Stock. The Series A Preferred Stock is not convertible or exchangeable for any other securities or property of the Company.

9.   Investments in and Advances to Unconsolidated Entities

     Prior to January 1, 2001, the Company owned 1% of the outstanding voting common stock and 100% of the outstanding non-voting common stock of JDN Development. The Company accounted for its investment in JDN Development using the equity method because management believed it was able to exercise significant influence over the operating and financial policies of JDN Development. Effective January 1, 2001, the Company acquired 100% of the ownership of JDN Development and consequently consolidated its investment in JDN Development.

     The Company also has an investment in 23 partnerships formed for the purpose of acquiring, developing, selling or exchanging real estate assets. During the development stage of any project developed within one of these partnerships, the Company is the limited partner and JDN Development is the general partner. Once the project has reached stabilization, the Company becomes the general partner and JDN Development becomes the limited partner. Prior to January 1, 2001, these investments were not consolidated in the Company's financial statements. Beginning January 1, 2001, concurrent with the consolidation of JDN Development, all of these investments are consolidated into the Company's financial statements.

     As of December 31, 2001, the Company owned 50% economic interests in three limited liability companies formed for the purpose of acquiring, holding and selling land in Monroe, Louisiana, Jackson, Mississippi and Pooler, Georgia. In addition, the Company owned a 49% interest in a limited liability company, which operates a newly completed shopping center located in Suwanee, Georgia. The Company accounts for these investments using the equity method.

     The Company also owns approximately 12% of the economic interest in a limited partnership that owns undeveloped land in Opelika, Alabama. The Company accounts for this investment using the cost method.

     The following summarizes the combined financial information of the Company's unconsolidated entities:

                                                                           December 31,
                                                                         2001       2000
                                                                       -------------------
Assets
      Operating properties                                             $ 39,979   $ 34,961
      Property under development                                             68    128,378
      Land held for sale                                                  7,928     60,346
                                                                       -------------------
           Total real estate                                             47,975    223,685
      Other assets                                                          377     36,517
                                                                       -------------------
                                                                       $ 48,352   $260,202
                                                                       ===================
Liabilities
      Mortgage notes payable                                           $ 30,798   $  3,373
      Notes and advances payable to JDN Realty Corporation                   --    198,026
      Other liabilities                                                     504     13,630
                                                                       -------------------
                                                                         31,302    215,029
Third party investors' interest                                              --     49,857
Equity (deficit)                                                         17,050     (4,684)
                                                                       -------------------
                                                                       $ 48,352   $260,202
                                                                       ===================

                                                                Years Ended December 31,
                                                               2001      2000        1999
                                                             -------------------------------
Rental revenues                                              $ 3,125    $  3,357    $  4,368
Operating expenses                                            (4,582)     (5,372)     (3,490)
Tenant settlement expense                                         --          --      (7,490)
Impairment losses                                                 --      (5,833)     (2,988)
Provision for abandoned projects                                  --      (3,819)     (5,616)
                                                             -------------------------------
      Loss from operations                                    (1,457)    (11,667)    (15,216)

Interest expense                                                (476)     (9,476)     (5,121)
Net gain on real estate sales                                     --      11,828      10,594
Other income (expense), net                                     (548)      3,311         931
                                                             -------------------------------
Loss before income tax expense                                (2,481)     (6,004)     (8,812)
Income tax benefit (expense)                                      --      (2,999)      3,524
                                                             -------------------------------
      Net loss                                               $(2,481)   $ (9,003)   $ (5,288)
                                                             ===============================

10.  Operating Leases

     Shopping center properties are leased to tenants under operating leases with expiration dates extending to the year 2059. As of December 31, 2001, approximate future minimum rentals due under noncancellable operating leases, excluding tenant reimbursements of operating expenses and additional rentals based on tenants' sales volume, were as follows:

-------------------------------------------------------------------------------
2002                                                                 $   88,086
2003                                                                     78,198
2004                                                                     73,855
2005                                                                     67,681
2006                                                                     62,499
Thereafter                                                              509,082
                                                                     ----------
                                                                     $  879,401
                                                                     ----------

     As of December 31, 2001, Lowe's Companies, Inc., a national retailer, was an anchor in 26 of the Company's shopping centers. Lowe's was a tenant of the Company in 14 of the shopping centers and an unrelated party owned Lowe's portion of the center in the remaining 12 shopping centers. Rentals from this significant tenant were 16%, 17% and 14% of total minimum and percentage rent for the years ended December 31, 2001, 2000, and 1999, respectively. There were no other tenants that represented more than 10% of the Company's total minimum and percentage rent in 2001. As of December 31, 2001, Wal-Mart Stores, Inc., a national retailer, was an anchor in 34 of the Company's shopping centers. Wal-Mart was a tenant of the Company in 6 of the shopping centers and an unrelated party owned Wal-Mart's portion of the center in the remaining 28 shopping centers. Rentals from this significant tenant were approximately 5%, 9% and 15% of total minimum and percentage rents for the years ended December 31, 2001, 2000, and 1999, respectively.

11.  Long-Term Incentive Plan

     In 1999, the Company adopted the JDN Realty Corporation Long-Term Incentive Plan (the "LTIP"). Under the LTIP, the Board of Directors may award restricted stock of the Company and options to purchase shares of common stock of the Company. Any restricted stock or stock options awarded under the LTIP are to be issued under the Incentive Stock Plan (see Note 13 below) and would vest upon satisfaction of criteria established by the Board of Directors.
     During 2000, a total of 468,285 shares of this restricted stock were forfeited and the remaining 131,715 shares vested pursuant to separation agreements with two of the Company's former officers. The Company recorded $976 and $344 related to stock based compensation under the LTIP for the years ended December 31, 2000 and 1999, respectively. As of January 1, 2001, no grants were outstanding under the LTIP.

12.  Incentive Stock Plan

     The Company maintains the JDN Realty Corporation 1993 Incentive Stock Plan (the "Incentive Stock Plan") which provides for the issuance of 3,173,698 options to purchase shares of the Company's common stock, restricted stock and stock appreciation rights to individuals providing services to the Company, its subsidiaries and affiliated entities, in any combination, at the discretion of the Compensation Committee of the Board of Directors. Under the Incentive Stock Plan, the exercise price of options granted will not be less than the fair market value of the shares on the date of grant for incentive stock options and will not be less than 50% of the fair market value of the shares on the date of grant for non-qualified stock options. No options have been granted under the Incentive Stock Plan with exercise prices below fair market value. The options generally expire 10 years from the date of grant. Generally all options, other than options granted in 1995 and options mentioned below, vest one-third after six months and one-third after each of the two successive twelve-month periods thereafter. Options issued to the Company's Chief Executive Officer in 2000 vest monthly over a two-year period. Options issued to the President of JDN Development vest one year from the grant date.

     The following is a summary of option activity under the Incentive Stock
Plan:

                                                                                 Weighted Average    Weighted
                                          Number of Shares      Option Price       Option Price      Average
                                         Underlying Options      Per Share          Per Share       Fair Value
-------------------------------------------------------------------------------------------------   ----------
Options outstanding, January 1, 1999         2,714,970        $13.50 to $21.31        $ 17.67
      Exercised                                (35,500)       $13.50 to $20.75          14.62
      Forfeited                                (10,000)            $21.31               21.31
                                         -------------------------------------------------------
Options outstanding, December 31, 1999       2,669,470        $13.50 to $21.31          17.70
      Granted                                  386,000        $ 9.75 to $10.50          10.18          $ 88
                                                                                                    ==========
      Forfeited                             (2,060,011)       $10.19 to $20.75          17.81
                                         -------------------------------------------------------
Options outstanding, December 31, 2000         995,459        $ 9.75 to $20.75          14.55
      Granted                                  157,500        $11.25 to $11.81          11.74          $114
                                                                                                    ==========
      Exercised                                   (334)            $10.19               10.19
      Forfeited                               (322,875)       $10.19 to $20.75          15.47
                                         -------------------------------------------------------
Options outstanding, December 31, 2001         829,750        $ 9.75 to $20.75        $ 13.67
                                         ==================   ==================   =============
Options exercisable, December 31, 2001         595,417        $ 9.75 to $20.75        $ 14.67
                                         ==================   ==================   =============

     Effective February 27, 1998, the Company amended the Incentive Stock Plan to, among other things, provide for issuance of restricted stock. Concurrently, the Company adopted the JDN Realty Corporation Deferred Bonus Plan pursuant to the Incentive Stock Plan (the "Deferred Bonus Plan") which established a program to provide incentive compensation to certain key employees in the form of a bonus that could be deferred at the election of the employee, the value of which is tied to the equity value of the Company. An eligible employee could elect to defer all or a specified portion of the receipt of cash bonus payments awarded by the Company and could receive restricted stock in lieu thereof under the Incentive Stock Plan.

     On March 1, 1998, the Company issued 111,312 shares of restricted stock under the Deferred Bonus Plan. This restricted stock vested one-fourth on March 1, 1999 and one-fourth on each successive March 1 until 2002. During 2001 and 2000, a total of 2,845 and 41,700 shares, respectively, of this restricted stock were forfeited.

     As of December 31, 2001 and 2000, 2,056,187 and 1,993,655 shares, respectively, were available for the Company to award in any combination of options, restricted stock or stock appreciation rights under the Incentive Stock Plan. The weighted average remaining contractual life of options outstanding under the Incentive Stock Plan as of December 31, 2001 was 7.5 years.

     During 2001 and 2000, the Company issued 45,000 and 393,800 shares, respectively, of restricted stock under the 1993 Incentive Stock Plan. The weighted average grant-date fair values of the restricted stock grants in 2001 and 2000 were $561 and $4,185, respectively. The restricted stock, governed by Restricted Stock Agreements, was issued to key employees to provide incentives that reward long-term growth and profitability of the Company. With the exception of 160,000 shares, the restricted stock vest ten years after issuance, however, up to 20% may vest each year based upon achieving certain performance criteria adopted by the Compensation Committee. The 160,000 shares vest monthly over a one to two year period. As of December 31, 2001 and 2000, 226,202 and 366,152 shares, respectively, of restricted stock were outstanding. The Company recorded $1,200, $417 and $193 related to stock based compensation under the Incentive Stock Plan for the years ended December 31, 2001, 2000 and 1999, respectively.

13.  Directors Stock Plan

     The Company maintains the JDN Realty Corporation 1993 Non-Employee Director Stock Option Plan (the "Directors Plan") which provides for the issuance of 450,000 options to purchase shares of the Company's common stock or the granting of shares of common stock to members of the Company's Board of Directors who are not employees of the Company. The Directors Plan initially provided that 4,500 options be granted automatically to each non-employee director serving the Company on January 1 of each year. The exercise price of each option equaled the fair market value of the shares on the date of grant. The options expire 10 years from the date of grant and vest in the following manner: (1) one-third two years after the date of grant, (2) one-third three years after the date of grant, and (3) one-third four years after the date of grant. In November 1998, the Company amended the Directors Plan as follows with respect to future grants:
(1) increased the number of options granted automatically, annually to 15,000 options to each non-employee director serving the Company on January 1 of each year; (2) changed the option vesting period to the following: (a) one-third six months after the date of grant, (b) one-third 18 months after the date of grant, and (c) one-third 30 months after the date of grant; and (3) provided for the awarding of $10 in value of common stock to each non-employee director on the first day of each calendar quarter beginning January 1, 1999. This award was reduced to $8.75 in value of common stock effective fourth quarter 2000. In February 2001, the plan was amended to award 30,000 options to each non-employee director on a one-time basis.

     The following is a summary of option activity under the Directors Plan:

                                                                                   Weighted Average    Weighted
                                          Number of Shares      Option Price         Option Price      Average
                                         Underlying Options      Per Share            Per Share       Fair Value
---------------------------------------------------------------------------------------------------   ----------
Options outstanding, January 1, 1999           73,500         $ 13.50 to $ 21.31      $ 17.14
     Granted                                   75,000               $21.56              21.56            $ 97
                                                                                                      ==========
     Exercised                                 (1,500)              $18.42              18.42
     Forfeited                                (22,500)        $18.417 to $21.584        21.15
                                         ----------------------------------------------------------
Options outstanding, December 31, 1999        124,500         $13.333 to $21.584        19.06
     Granted                                   75,000               $16.13              16.13            $ 12
                                         ----------------------------------------------------------   ==========
Options outstanding, December 31, 2000        199,500         $13.333 to $21.584        17.96
     Granted                                  180,000         $ 10.56 to $ 12.17        11.63            $127
                                         ----------------------------------------------------------   ==========

Options outstanding, December 31, 2001        379,500         $ 10.56 to $ 21.58      $ 15.04
                                         ==================   ==================   ================
Options exercisable, December 31, 2001        234,500         $ 10.56 to $ 21.58      $ 10.29
                                         ==================   ==================   ================

     As of December 31, 2001 and 2000, 63,933 and 239,433 shares, respectively, were available for award under the Directors Plan in any combination of options or shares of common stock. The weighted average remaining contractual life of options outstanding under the Directors Stock Plan as of December 31, 2001 was
7.7 years. The Company recorded $217, $175 and $190 related to stock based compensation under the Directors Plan for the years ended December 31, 2001, 2000 and 1999, respectively.

14.  Pro Forma Disclosures on Stock Based Compensation

     Pro forma information regarding net income and earnings per share is required by Statement 123 using an acceptable fair value method for all stock based compensation granted by the Company subsequent to December 31, 1994. The Company estimated the fair value for this stock based compensation at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999: risk-free interest rate of 3.91%, 5.74% and 4.57%, respectively; dividend yield of 9.20%, 12.71% and 7.33%, respectively; volatility factor of the expected market price of the Company's common stock of 0.30, 0.27 and 0.17, respectively; and a weighted-average expected life of the options of 2, 4 and 5 years, respectively.

     Option valuation models used under Statement 123 were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of stock based compensation is amortized to expense over the applicable vesting periods. On a pro forma basis, assuming that the Company utilized the fair value method of accounting for stock based compensation, net income and net income per share information was as follows:

                                                               Years ended December 31,
                                                            2001         2000       1999
                                                            ------------------------------
Net income                                                  $ (4,388)  $ 22,994   $ 52,135
Net income attributable to common shareholders                (9,076)    18,306     47,447
Net income attributable to common shareholders per share:
       Basic                                                $  (0.28)  $   0.57   $   1.43
       Diluted                                                 (0.28)      0.56       1.41

15.  Employee Stock Purchase Plan

     The Company suspended the JDN Realty Corporation 1995 Employee Stock Purchase Plan (the "ESPP") in 2000 which was intended to qualify as an "Employee Stock Purchase Plan" within the meaning of Section 423 of the Code. The ESPP authorized the sale of up to 150,000 shares of common stock to eligible employees of the Company at a 15% discount from the market price. During 1999 the Company issued 2,158 shares under the ESPP.

16.  Dividend Reinvestment and Stock Purchase Plan

     The Company previously established the JDN Realty Corporation Dividend Reinvestment and Stock Purchase Plan (the "DRIP"). The DRIP allowed shareholders to automatically reinvest cash dividends in and make optional cash purchases of shares of the Company's common stock. As of December 31, 1999, 31,786 shares had been issued under the DRIP and 718,214 were reserved for issuance. In 2000, the DRIP was suspended and has not been resumed.

17.  Common Stock Repurchase Program

     On November 9, 1999, the Company announced a program which provided for the repurchase of up to 3.0 million of its outstanding common shares. Through December 31, 2000, the Company had repurchased 872,200 shares at an average price of approximately $15.84 per share for a total of $13,812. In 2000, the Company discontinued this repurchase program and it has not been resumed.

18.  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                          Years Ended December 31,
                                                                          2001      2000       1999
                                                                       ------------------------------
Numerator:
      Net income (loss) before extraordinary items and cumulative
         effect of change in accounting principle                      $ (2,242)  $ 23,497   $ 53,051
      Extraordinary item                                                 (1,608)        --         --
      Cumulative effect of change in accounting principle                  (280)        --         --
      Dividends to preferred shareholders                                (4,688)    (4,688)    (4,688)
                                                                       ------------------------------
      Net income attributable to common shareholders                   $ (8,818)  $ 18,809   $ 48,363
                                                                       ==============================

Denominator (in thousands):
      Weighted-average shares outstanding                                32,954     32,829     33,426
      Unvested restricted stock outstanding                                (284)      (456)      (300)
                                                                       ------------------------------
      Denominator for basic earnings per share                           32,670     32,373     33,126
      Dilutive effect of stock options and unvested restricted stock         --         56        442
                                                                       ------------------------------
      Denominator for diluted earnings per share                         32,670     32,429     33,568
                                                                       ==============================

Net income (loss) per common share:
      Basic                                                            $  (0.27)  $   0.58   $   1.46
                                                                       ==============================
      Diluted                                                          $  (0.27)  $   0.58   $   1.44
                                                                       ==============================

     The Company is the general partner in a limited partnership that issued limited partnership units initially valued at $3,000 in a limited partnership formed to own and operate a shopping center in Milwaukee, Wisconsin. Subject to certain conditions, the limited partnership units are exchangeable for cash or 139,535 shares of the Company's common stock. As of December 31, 2001, none of the limited partnership units has been exchanged for shares. Using the "if-converted" method, the effect of these units is antidilutive; therefore, they have been excluded from the computation of earnings per share.

19.  Commitments

     As of December 31, 2001, the Company had 37 executed construction contracts related to its development projects and had approximately $42,859 in costs remaining to be incurred under these contracts, including retainage payable. Additionally, as of December 31, 2001, the Company had internally committed to purchase $39,670 in land at 3 development sites, subject to certain due diligence contingencies.

     As of December 31, 2001, the Company guaranteed a $2,133 loan held by an unconsolidated entity. The loan is secured by land owned by the unconsolidated entity.

     The Company had letters of credit outstanding from financial institutions totaling $1,010 as of December 31, 2001, which were not recorded on the balance sheet. The letters of credit were required by the municipalities at five of the Company's projects to ensure completion of the project.

     During 2001, the Company entered into employment agreements with certain key executives. The length of the contracts range from 1 to 2 years. The agreements provide for base salaries, minimum cash bonus payments and other routine provisions including stock and stock option vesting arrangements. Under each agreement, in the event employment is terminated following a "Change in Control," as defined in the agreements, the Company is committed to pay certain benefits, including the payment of up to two years of the employee's salary and specified bonuses, and accelerate the vesting of all restricted stock and stock options.

     The Company has an obligation to fund operating deficits of one of its unconsolidated entities. No such deficits have occurred to date.

20.  Contingencies

     During 2001, the Company and certain current and former officers and directors of the Company were subject to a consolidated class action lawsuit (the "Consolidated Class Action") pending before the United States District Court for the Northern District of Georgia (the "Federal Court"). The Consolidated Class Action alleged that the defendants violated certain federal securities laws and participated in making material misstatements or omissions in public filings. On July 6, 2001, the Company, the current officers and directors named in the lawsuit, and certain former officers of the Company reached an agreement with the plaintiffs to settle the Consolidated Class Action.

     The terms of the settlement of the Consolidated Class Action are set forth in detail in the Stipulation and Agreement of Settlement filed with the Federal Court on August 14, 2001 (the "Class Action Settlement Agreement"). A Letter Agreement pertaining to the settlement terms was filed with the Securities and Exchange Commission ("SEC") in a filing on Form 8-K on July 30, 2001. Under the terms of the Class Action Settlement Agreement, the Company and JDN Development agreed to pay the plaintiffs approximately $16,816 in cash and to issue 1,681,568 shares of the Company's common stock. In addition, the Company and JDN Development agreed to provide a $4,000 guarantee that class members will receive a minimum of $7,500 by virtue of recoveries from or settlements with certain former officers and directors not dismissed from the Consolidated Class Action as well as the Company's former outside legal counsel, McCullough Sherrill, L.L.P and certain of McCullough Sherrill's individual lawyers (the "Non-Settling Parties"). Moreover, the Company agreed to take action against such parties to recover damages it believes the Company has suffered as a result of their actions. Accordingly, on June 15, 2001 the Company filed claims in the Superior Court of Fulton County, Georgia against certain former officers of the Company, ALA Associates, Inc., McCullough Sherrill, L.L.P. and certain of its individual lawyers. The first $8,000 of amounts received from third parties in either the Consolidated Class Action or the actions brought by the Company will go to the class members, and amounts received in excess of $3,500 will reduce the Company's $4,000 guarantee dollar-for-dollar. Amounts recovered in excess of $8,000, if any, will be divided, with one-third of any such recoveries going to the Company and two-thirds going to the class members. In addition, the Class Action Settlement Agreement contains certain restrictions on the issuance of common stock below $11.70 per share and below $13.50 per share until certain dates and/or events set forth in the Class Action Settlement Agreement have occurred. The Class Action Settlement Agreement also provides for a full release of the Company and JDN Development from all claims asserted in the Consolidated Class Action or that could have been asserted based on or in connection with the facts underlying the consolidated complaint.

     The settlement of the Consolidated Class Action on the terms set forth in the Class Action Settlement Agreement received final approval by the Federal Court on November 15, 2001. However, certain members of the class opted out of the lawsuit, and there can be no assurance that any of those individuals will not name the Company and/or JDN Development as parties to additional lawsuits. The Company funded the cash portion of the settlement on November 2, 2001 and issued the stock portion of the Class Action Settlement Agreement on December 14, 2001. The $4,000 guaranty payment referred to above was paid on March 15, 2002. Any amounts received from one or more of the Non-Settling Parties subsequent to that date exceeding $3,500 in the aggregate will be paid back to the Company, reducing the $4,000 payment dollar-for-dollar.

     During 2001, the Company was also subject to shareholder derivative lawsuits in Federal Court and in Fulton County Superior Court, that named the Company as a nominal defendant and raised claims against certain current and former members of management and the Company's board of directors. A similar suit was filed in State Court of Fulton County naming Ernst & Young LLP, the Company's auditors, in addition to the above-referenced defendants (collectively, the "Derivative Actions"). The complaints filed in the Derivative Actions alleged claims for breach of fiduciary duty, abuse of control, waste of corporate assets, unjust enrichment and gross mismanagement. The plaintiffs, on behalf of the Company, sought injunctive relief, compensatory and punitive damages and disgorgement of all profits and gains by the individual defendants. On July 26, 2001, the Company and certain of the individual defendants reached an agreement to settle the Derivative Actions on terms set forth in a Stipulation of Settlement of Derivative Actions filed with the Federal Court on September 26, 2001 (the "Derivative Settlement Agreement"). A Memorandum of Understanding pertaining to the settlement terms was filed with the SEC in a filing on Form 8-K on July 30, 2001. Under the terms of the Derivative Settlement Agreement, the Company agreed to formalize certain corporate governance policies and to pay the plaintiffs' attorneys' fees using 248,000 shares of the Company's common stock. The settlement received final approval by the Federal Court on November 15, 2001 and the shares were issued on December 14, 2001.

     The Company recorded a settlement expense of $43,469 related to the settlement of the Consolidated Class Actions and the Derivative Actions for the year ended December 31, 2001. In addition, the Company recorded $1,490 in legal and other costs that the Company expects to incur related to the aforementioned settlements.

     On February 20, 2002, the SEC entered an Order accepting the terms of an offer of settlement previously submitted by the Company in connection with a formal investigation initiated by the SEC against the Company in 2000. Under the terms of the settlement, the Company agreed to entry of the Order, which does not include any monetary fine, directing it to cease and desist from committing or causing any violation or any future violation of certain provisions of the federal securities laws. The Company consented to the issuance of the Order without admitting or denying the findings sets forth in the SEC's Order.

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

21.  Related Party Transactions

     GeoSurvey, Ltd. Co. ("GeoSurvey") performs survey work for the Company and until October 2000 was 50% owned by two former executive officers of JDN Development and 50% owned by an unrelated third party. In October 2000, the two former executive officer owners transferred their ownership interest to an unrelated third party. During the years ended December 31, 2000 and 1999, the Company paid for services provided by GeoSurvey in the amounts of $17 and $18, respectively. JDN Development paid additional amounts to Geosurvey in 2000 and 1999.

     Comm-Aviation, LLC ("Comm-Aviation"), which was 99% owned by J. Donald Nichols, the Company's former Chief Executive Officer, provided charter flight service to the Company. During the years ended December 31, 2000 and 1999, the Company paid for services provided by Comm-Aviation in the amounts of $47 and $126, respectively. JDN Development paid additional amounts to Comm-Aviation in 2000 and 1999.

     Lightyear Holdings, Inc. (formerly Unidial Holdings, Inc.) ("Lightyear"), which was 31% owned by Mr. Nichols through June 2, 2000, provided telecommunication services to the Company. Craig Macnab, a member of the Company's Board of Directors and the Company's current Chief Executive Officer, was also a board member of Lightyear from August 1996 until April 2000. During the years ended December 31, 2000 and 1999, the Company paid for services provided by Lightyear in the amounts of $37 and $49, respectively.

     L3 Corporation ("L3"), a real estate company that provides leasing and brokerage services to tenants, is owned by the brother of an executive officer of the Company. In December 2001, the Company executed a lease with a tenant in which L3 was listed as an exclusive broker along with another real estate company. Pursuant to the lease and related agreements, the Company is expected to pay the exclusive brokers $56 in 2002. Compensation for these services is determined to be at market rates. As of December 31, 2001 the Company was negotiating a lease at a different location with the same tenant where L3 is expected to be named as an exclusive broker. Payments to the exclusive brokers in this lease are expected to be $76 and to be paid in 2002.

22.  Quarterly Financial Information (Unaudited)

     The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2001 and 2000:

                                                                      First     Second         Third      Fourth
                                                                    ---------------------------------------------
2001:
Revenues                                                            $ 26,908   $ 26,472       $ 25,086   $ 25,741
                                                                    ---------------------------------------------
Net income (loss) before extraordinary item and cumulative effect
    of change in accounting principle                               $ 16,111   $(42,801)(1)   $ 18,138   $  6,310
Extraordinary item                                                    (1,608)        --             --         --
Cumulative effect of change in accounting principle                     (280)        --             --         --
                                                                    ---------------------------------------------
Net income (loss)                                                   $ 14,223   $(42,801)      $ 18,138   $  6,310
                                                                    ---------------------------------------------
Net income (loss) attributable to common shareholders               $ 13,051   $(43,973)      $ 16,966   $  5,138
                                                                    ---------------------------------------------

Income (loss) per common share - basic:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle (net of taxes and preferred
    dividends)                                                      $   0.46   $  (1.35)      $   0.52   $   0.16
Extraordinary item                                                     (0.05)         -              -          -
Cumulative effect of change in accounting principle                    (0.01)         -              -          -
                                                                    ---------------------------------------------
Net income (loss) attributable to common shareholders               $   0.40   $  (1.35)      $   0.52   $   0.16
                                                                    =============================================

Income (loss) per common share - diluted:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle (net of taxes and preferred
    dividends)                                                      $   0.46   $  (1.35)      $   0.52   $   0.16
Extraordinary item                                                     (0.05)         -              -          -
Cumulative effect of change in accounting principle                    (0.01)         -              -          -
                                                                    ---------------------------------------------
Net income (loss) attributable to common shareholders               $   0.40   $  (1.35)      $   0.52   $   0.16
                                                                    =============================================

2000:
Revenues                                                            $ 26,156   $ 26,276       $ 27,795   $ 25,823
Net income (loss)                                                     14,059     10,604         12,023    (13,188)(2)
Net income (loss) attributable to common shareholders                 12,887      9,432         10,851    (14,360)

Income (loss) per common share:
    Basic                                                           $   0.40   $   0.29       $   0.34   $  (0.44)
    Diluted                                                             0.40       0.29           0.34      (0.44)

(1) Second quarter net income was impacted by settlement expense, which included expenses related to the settlement of the Class and Derivative Actions. Settlement expense for the second quarter was $47,610 or $1.46 per share.
(2) Fourth quarter net income was impacted by special charges, which include impairment charges related to both operating and non-operating real estate assets, and a charge to earnings to create a valuation allowance on deferred tax assets recorded at JDN Development. Impairment charges amounted to $19,794 or $0.61 per share. The valuation allowance on the deferred tax asset at JDN Development amounted to $5,346 or $0.16 per share.

                         Report of Independent Auditors

Shareholders and Board of Directors
JDN Realty Corporation

     We have audited the accompanying consolidated balance sheets of JDN Realty Corporation as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JDN Realty Corporation at December 31, 2001 and 2000 and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Interest Rate Protection Agreements section of Note 1 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative instruments and hedging activities.


                                                              ERNST & YOUNG LLP

Atlanta, Georgia
February 15, 2002

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             JDN REALTY CORPORATION

                                 (In thousands)

------------------------------------------------------------------------------------------------------------------------------------
        COL. A                             COL. B                                COL. C                   COL. D        COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                             Additions
                                                                ------------------------------------
                                      Balance at Beginning of   Charges to Costs    Charged to Other   Deductions-   Balance at End
     Description                             Period               and Expenses     Accounts-Describe    Describe       of Period
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2001:
 Deduct from asset acounts:
   Allowance for Doubtful Accounts            $732                   $  906              $ 14 (1)       $  454 (2)        $1,198
                                      =======================   ================   ==========          =======       ===============
   Provision for Abandoned Projects           $  0                   $2,411              $919 (1)       $1,635 (3)        $1,695
                                      =======================   ================   ==========          ========      ===============
Year ended December 31, 2000:
 Deduct from asset acounts:
   Allowance for Doubtful Accounts            $714                  $  496                              $  478 (2)        $  732
                                      =======================   ================                       =======       ===============

Year ended December 31, 1999:
 Deduct from asset acounts:
   Allowance for Doubtful Accounts            $667                  $  646                              $  599 (2)        $  714
                                      =======================   ================                       =======       ===============

(1) Asset valuation accounts of JDN Development Company, Inc., which were consolidated effective January 1, 2001.

(2)  Write-off of uncollectible rents receivable.

(3)  Write-off of abandoned project costs

             Schedule III - Real Estate and Accumulated Depreciation
                             JDN Realty Corporation
                                December 31, 2001
                                 (In thousands)

-----------------------------------------------------------------------------------------------------------
               COL. A                                COL. B              COL. C                COL. D
-----------------------------------------------------------------------------------------------------------
                                                                 Initial Cost to Company   Cost Capitalized
                                                                                           Subsequent to
                                                                                            Acquisition
-----------------------------------------------------------------------------------------------------------

                                                                          Buildings and
Description                                       Encumbrances    Land    Improvements     Improvements
-----------------------------------------------------------------------------------------------------------
Operating Property:
     Southland Plaza (Decatur, AL)                 $ 3,938        1,013      $ 5,802          $    283

     East Side Plaza (Gadsden, AL)                      --          130           --             2,430

     Pepperell Corners (Opelika, AL)                 9,474        2,062       11,676               153

     Pepperell Corners, Phase II (Opelika, AL)       1,254          744        1,628               (33)

     Lowe's (Opelika, AL)                            5,793        2,600        7,027               165

     Trotter's Ridge (Scottsboro, AL)                2,442          581        3,068                86

     Fayetteville, AR                                   --        1,587        3,026              (981)

     University Hills  (Denver, CO)                 23,000       15,272       17,017             6,062

     Parker Pavilions (Parker, CO)                      --          603        5,583              (235)

     Brandon Lake Village (Brandon, FL)              8,507        3,627        7,110             1,106

     Brandon Lake Plaza - Publix (Brandon, FL)          --        3,929        9,090              (650)

     Golden Corral (Bradenton, FL)                   1,603          883        1,283                10

     Gulf Breeze Marketplace (Gulf Breeze, FL)       2,557          830           --             2,970

     Ocala West Shopping Center (Ocala, FL)             --          839        4,920               233

     Pensacola Marketplace (Pensacola, FL)              --          947           36                 6

     Capital West (Tallahassee, FL)                  4,423        2,040           --             4,877

     Lowe's (Alpharetta, GA)                        12,881        5,366        6,800              (255)

     Athens East (Athens, GA)                           --          102        2,690               (14)

     Lowe's (Buford, GA)                                --        5,369       19,555           (23,139)

     Riverplace (Canton, GA)                         5,201        2,857        4,478             1,926

----------------------------------------------------------------------------------------------------------
                                                               COL. E                          COL. F
----------------------------------------------------------------------------------------------------------
                                          Gross Amount at which Carried at close of Period
                                          ------------------------------------------------
                                                              Buildings and                  Accumulated
Description                                       Land        Improvements     Total         Depreciation
----------------------------------------------------------------------------------------------------------
Operating Property:
     Southland Plaza (Decatur, AL)                 $ 1,013      $ 6,085        $ 7,098           $  959

     East Side Plaza (Gadsden, AL)                     185        2,375          2,560            1,346

     Pepperell Corners (Opelika, AL)                 2,062       11,829         13,891            2,919

     Pepperell Corners, Phase II (Opelika, AL)         744        1,595          2,339              344

     Lowe's (Opelika, AL)                            2,600        7,192          9,792              551

     Trotter's Ridge (Scottsboro, AL)                  581        3,154          3,735              228

     Fayetteville, AR                                3,616           16          3,632               --

     University Hills  (Denver, CO)                 15,342       23,009         38,351            4,722

     Parker Pavilions (Parker, CO)                     614        5,337          5,951                7

     Brandon Lake Village (Brandon, FL)              3,343        8,500         11,843              859

     Brandon Lake Plaza - Publix (Brandon, FL)       3,883        8,486         12,369              396

     Golden Corral (Bradenton, FL)                     883        1,293          2,176               85

     Gulf Breeze Marketplace (Gulf Breeze, FL)         830        2,970          3,800              207

     Ocala West Shopping Center (Ocala, FL)            839        5,153          5,992              699

     Pensacola Marketplace (Pensacola, FL)             983            6            989               --

     Capital West (Tallahassee, FL)                  2,040        4,877          6,917            1,783

     Lowe's (Alpharetta, GA)                         4,466        7,445         11,911              783

     Athens East (Athens, GA)                          102        2,676          2,778              148

     Lowe's (Buford, GA)                             1,547          238          1,785               21

     Riverplace (Canton, GA)                         2,857        6,404          9,261            1,837

----------------------------------------------------------------------------------------------------------
                                                     COL. G       COL. H              COL. I
-----------------------------------------------------------------------------------------------------------
                                                                             Life on which depreciation in
                                                    Date of       Date       latest income statements is
Description                                       Construction   Acquired             computed
----------------------------------------------------------------------------------------------------------
Operating Property:
     Southland Plaza (Decatur, AL)                    1965         1996         Building 31.5 years (1)
                                                                                Sign 20 years (2)

     East Side Plaza (Gadsden, AL)                    1979         1980         Building 31.5 years (1)

     Pepperell Corners (Opelika, AL)                  1993         1994         Building 31.5 years (1)

     Pepperell Corners, Phase II (Opelika, AL)        1995         1995         Building 31.5 years (1)

     Lowe's (Opelika, AL)                             1999         1999         Building 31.5 years (1)

     Trotter's Ridge (Scottsboro, AL)                 1999         1999         Building 31.5 years (1)

     Fayetteville, AR                                 2001         2001         Building 31.5 years (1)

     University Hills  (Denver, CO)                   1997         1998         Building 31.5 years (1)
                                                                                Sign 20 years (2)

     Parker Pavilions (Parker, CO)                    2001         2001         Building 31.5 years (1)

     Brandon Lake Village (Brandon, FL)               1997         1998         Building 31.5 years (1)

     Brandon Lake Plaza - Publix (Brandon, FL)        1999         1998         Building 31.5 years (1)

     Golden Corral (Bradenton, FL)                    1999         1999         Building 31.5 years (1)

     Gulf Breeze Marketplace (Gulf Breeze, FL)     1998/2001       1998         Building 31.5 years (1)

     Ocala West Shopping Center (Ocala, FL)           1984         1997         Building 31.5 years (1)

     Pensacola Marketplace (Pensacola, FL)            2001         2000         Building 31.5 years (1)

     Capital West (Tallahassee, FL)                   1990         1989         Building 31.5 years (1)
                                                                                Sign 20 years (2)

     Lowe's (Alpharetta, GA)                          1998         1998         Building 31.5 years (1)

     Athens East (Athens, GA)                         2000         2000         Building 31.5 years (1)

     Lowe's (Buford, GA)                              1998         1998         Building 31.5 years (1)

     Riverplace (Canton, GA)                          1983         1983         Building 31.5 years (1)

                             JDN Realty Corporation
                                December 31, 2001
                                 (In thousands)

------------------------------------------------------------------------------------------------------------------
                     COL. A                                COL. B              COL. C                 COL. D
------------------------------------------------------------------------------------------------------------------
                                                                                                  Cost Capitalized
                                                                                                    Subsequent to
                                                                        Initial Cost to Company       Acquisition
                                                                        ------------------------------------------
                                                                                 Buildings and
Description                                              Encumbrances     Land    Improvements      Improvements
------------------------------------------------------------------------------------------------------------------
Operating Property:
     River Pointe (Canton, GA)                               3,031         370       2,301               216

     Felton's Crossing (Cartersville, GA)                       --         177          --             7,075

     Chamblee Plaza (Chamblee, GA)                           8,360       1,698       9,913               756

     Bradley Park Crossing (Columbus, GA)                    6,985       2,015       7,622               118

     Cumming Marketplace (Cumming, GA)                      18,486       6,963      15,250             3,814

     Pinetree Village (Cumming, GA)                             --       1,243       3,379               (67)

     Douglasville Marketplace (Douglasville, GA)                --       4,440       9,555              (436)

     Dodge County (Eastman, GA)                              1,897         172          --             2,780

     Bruno's Plaza (Ft. Oglethorpe, GA)                      4,530       1,092       6,193               174

     Ellis Crossing (Griffin, GA)                               --         302          --             2,488

     Fayetteville - Specialty Shops (Fayetteville, GA)          --       1,231       2,288                95

     North Main Street (Lafayette, GA)                       2,488         123          --             4,464

     LaGrange Wal-Mart (LaGrange, GA)                           --         183          --             1,508

     Five Forks Village (Lawrenceville, GA)                  5,140       1,245       7,065               161

     Five Forks Crossing (Lilburn, GA)                       3,982         930       5,287                42

     Pleasant Hill Lowe's (Lilburn, GA)                     11,986       3,643       6,413               194

     Lithonia, GA (Turner Hill)                                 --         973         888               525

     Midway Plaza (Loganville, GA)                           5,378       1,356       6,400               109

     Beacon Heights (Madison, GA)                               --         549          --             3,431

     Garrison Ridge Xing (Marietta, GA)                     10,472       3,587       8,440              (161)

     Applebee's (McDonough, GA)                                 --         341         674                 2

-------------------------------------------------------------------------------------------------------------------------
                     COL. A                                                  COL. E                             COL. F
-------------------------------------------------------------------------------------------------------------------------
                                                         Gross Annual at which Carried at close of Period
                                                         ------------------------------------------------
                                                                          Buildings and                      Accumulated
Description                                                        Land    Improvements    Total            Depreciation
-------------------------------------------------------------------------------------------------------------------------
Operating Property:
     River Pointe (Canton, GA)                                      361       2,526        2,887                  431

     Felton's Crossing (Cartersville, GA)                           177       7,075        7,252                1,951

     Chamblee Plaza (Chamblee, GA)                                1,698      10,669       12,367                1,181

     Bradley Park Crossing (Columbus, GA)                         2,015       7,740        9,755                  632

     Cumming Marketplace (Cumming, GA)                            6,142      19,885       26,027                1,350

     Pinetree Village (Cumming, GA)                               1,243       3,312        4,555                  205

     Douglasville Marketplace (Douglasville, GA)                  7,751       5,808       13,559                  222

     Dodge County (Eastman, GA)                                     180       2,772        2,952                  870

     Bruno's Plaza (Ft. Oglethorpe, GA)                           1,092       6,367        7,459                1,477

     Ellis Crossing (Griffin, GA)                                   302       2,488        2,790                1,231

     Fayetteville - Specialty Shops (Fayetteville, GA)            1,231       2,383        3,614                  132

     North Main Street (Lafayette, GA)                              123       4,464        4,587                1,286

     LaGrange Wal-Mart (LaGrange, GA)                               183       1,508        1,691                  785

     Five Forks Village (Lawrenceville, GA)                       1,245       7,226        8,471                1,782

     Five Forks Crossing (Lilburn, GA)                              930       5,329        6,259                1,317

     Pleasant Hill Lowe's (Lilburn, GA)                           3,556       6,694       10,250                  719

     Lithonia, GA (Turner Hill)                                   2,323          63        2,386                    1

     Midway Plaza (Loganville, GA)                                1,356       6,509        7,865                1,240

     Beacon Heights (Madison, GA)                                   417       3,563        3,980                1,654

     Garrison Ridge Xing (Marietta, GA)                           3,413       8,453       11,866                1,073

     Applebee's (McDonough, GA)                                     341         676        1,017                   52

----------------------------------------------------------------------------------------------------------------
                     COL. A                                  COL. G       COL. H             COL. I
----------------------------------------------------------------------------------------------------------------
                                                                                   Life on which depreciation in
                                                            Date of      Date of    latest income statements is
 Description                                             Construction   Acquired              computed
----------------------------------------------------------------------------------------------------------------
Operating Property:
     River Pointe (Canton, GA)                               1996         1996        Building 31.5 years (1)

     Felton's Crossing (Cartersville, GA)                    1984         1983        Building 31.5 years (1)
                                                                                      Sign 20 years
     Chamblee Plaza (Chamblee, GA)                           1976         1998        Building 31.5 years (1)

     Bradley Park Crossing (Columbus, GA)                    1999         1999        Building 31.5 years (1)

     Cumming Marketplace (Cumming, GA)                       1997         1997        Building 31.5 years (1)
                                                                                      Sign 20 years

     Pinetree Village (Cumming, GA)                          1999         1999        Building 31.5 years (1)

     Douglasville Marketplace (Douglasville, GA)             1999         1999        Building 31.5 years (1)

     Dodge County (Eastman, GA)                              1990         1986        Building 31.5 years (1)
                                                                                      Sign 20 years

     Bruno's Plaza (Ft. Oglethorpe, GA)                      1973         1994        Building 31.5 years (1)

     Ellis Crossing (Griffin, GA)                            1986         1985        Building 31.5 years (1)
                                                                                      Sign 20 years

     Fayetteville - Specialty Shops (Fayetteville, GA)       2000         2000        Building 31.5 years (1)

     North Main Street (Lafayette, GA)                       1990         1988        Building 31.5 years (1)
                                                                                      Sign 20 years

     LaGrange Wal-Mart (LaGrange, GA)                        1984         1983        Building 31.5 years (1)

     Five Forks Village (Lawrenceville, GA)                  1990         1994        Building 31.5 years (1)

     Five Forks Crossing (Lilburn, GA)                       1990         1994        Building 31.5 years (1)

     Pleasant Hill Lowe's (Lilburn, GA)                      1997         1997        Building 31.5 years (1)

     Lithonia, GA (Turner Hill)                              2001         2001        Building 31.5 years (1)

     Midway Plaza (Loganville, GA)                           1995         1997        Building 31.5 years (1)

     Beacon Heights (Madison, GA)                            1989         1987        Building 31.5 years (1)
                                                                                      Sign 20 years

     Garrison Ridge Xing (Marietta, GA)                      1997         1997        Building 31.5 years (1)
                                                                                      Sign 20 years

     Applebee's (McDonough, GA)                              1999         1999        Building 31.5 years (1)

                             JDN Realty Corporation
                                December 31, 2001
                                 (In thousands)

----------------------------------------------------------------------------------------------------------------
                     COL. A                               COL. B             COL. C                 COL. D
----------------------------------------------------------------------------------------------------------------
                                                                                                Cost Capitalized
                                                                                                  Subsequent to
                                                                      Initial Cost to Company     Acquisition
                                                                      ------------------------------------------
                                                                               Buildings and
Description                                            Encumbrances     Land    Improvements      Improvements
----------------------------------------------------------------------------------------------------------------
Operating Property:
     Newnan Crossing (Newnan, GA)                          7,304       3,750       17,745           (10,856)

     Peachtree City Marketplace (Peachtree City, GA)       3,441         968        4,355                46

     Freeway Junction (Stockbridge, GA)                    4,816         979        5,550               245

     Pike's Nurseries (Stockbridge, GA)                       --         963        1,039                44

     Rivercliff Village - Lowe's (Stone Mountain, GA)      7,757       3,186        7,882             1,274

     Village at Noble Farms (Suwanee, GA)                  4,350       1,540        3,389               810

     Cofer Crossing (Tucker, GA)                           6,233       5,046        1,167             5,183

     Shannon Square (Union City, GA)                       4,008         195           --             4,357

     Warner Robins Place (Warner Robins, GA)                  --         759        6,496               995

     Woodstock Place (Woodstock, GA)                       6,876       1,692           --             7,385

     Woodstock Project (Woodstock, GA)                    11,304       3,738        7,210                 2

     North Ridge Shopping Center (Davenport, IA)              --       2,003       11,314               480

     Decatur Marketplace (Decatur, IL)                        --         289        2,883               (60)

     Park East Marketplace (Lafayette, IN)                    --         513        3,772              (198)

     Overland Pointe Marketplace (Overland Park, KS)          --         281          771                --

     Suttons North Plaza (Topeka, KS)                         --         270        1,660             1,749

     North Park Marketplace (Lexington, KY)                   --       1,165        4,222               (53)

     South Farm Marketplace (Lexington, KY)                3,663       3,340        3,673              (101)

     Carriage Gate (Richmond, KY)                          5,835       1,398        7,994                22

     Grandville Marketplace (Grandville, MI)                  --       1,973        6,630               286

     Marketplace at Delta Township (Lansing, MI)              --       1,412        5,971               (15)

----------------------------------------------------------------------------------------------------------------------
                     COL. A                                                COL. E                            COL. F
----------------------------------------------------------------------------------------------------------------------
                                                       Gross Annual at which Carried at close of Period
                                                       ------------------------------------------------
                                                                        Buildings and                      Accumulated
Description                                                      Land    Improvements    Total            Depreciation
----------------------------------------------------------------------------------------------------------------------
Operating Property:
     Newnan Crossing (Newnan, GA)                               2,179       8,460       10,639                1,450

     Peachtree City Marketplace (Peachtree City, GA)            1,666       3,703        5,369                  242

     Freeway Junction (Stockbridge, GA)                           979       5,795        6,774                1,291

     Pike's Nurseries (Stockbridge, GA)                           963       1,083        2,046                  154

     Rivercliff Village - Lowe's (Stone Mountain, GA)           3,311       9,031       12,342                  624

     Village at Noble Farms (Suwanee, GA)                       1,540       4,199        5,739                  460

     Cofer Crossing (Tucker, GA)                                6,029       5,367       11,396                  474

     Shannon Square (Union City, GA)                              195       4,357        4,552                1,897

     Warner Robins Place (Warner Robins, GA)                      829       7,421        8,250                  360

     Woodstock Place (Woodstock, GA)                            1,292       7,785        9,077                1,840

     Woodstock Project (Woodstock, GA)                          3,844       7,106       10,950                  913

     North Ridge Shopping Center (Davenport, IA)                1,838      11,959       13,797                  603

     Decatur Marketplace (Decatur, IL)                            289       2,823        3,112                  180

     Park East Marketplace (Lafayette, IN)                        513       3,574        4,087                  119

     Overland Pointe Marketplace (Overland Park, KS)            1,047           5        1,052                   --

     Suttons North Plaza (Topeka, KS)                             271       3,408        3,679                  416

     North Park Marketplace (Lexington, KY)                     1,274       4,060        5,334                   96

     South Farm Marketplace (Lexington, KY)                     5,442       1,470        6,912                   22

     Carriage Gate (Richmond, KY)                               1,398       8,016        9,414                1,867

     Grandville Marketplace (Grandville, MI)                    2,540       6,349        8,889                   84

     Marketplace at Delta Township (Lansing, MI)                1,630       5,738        7,368                  215

--------------------------------------------------------------------------------------------------------------
                     COL. A                               COL. G       COL. H             COL. I
--------------------------------------------------------------------------------------------------------------
                                                                                 Life on which depreciation in
                                                         Date of       Date of     latest income statements is
Description                                            Construction   Acquired               computed
--------------------------------------------------------------------------------------------------------------
Operating Property:
     Newnan Crossing (Newnan, GA)                          1995         1995        Building 31.5 years (1)
                                                                                    Sign 20 years (2)

     Peachtree City Marketplace (Peachtree City, GA)       1999         1999        Building 31.5 years (1)

     Freeway Junction (Stockbridge, GA)                    1988         1994        Building 31.5 years (1)

     Pike's Nurseries (Stockbridge, GA)                    1997         1997        Building 31.5 years (1)

     Rivercliff Village - Lowe's (Stone Mountain, GA)      1999         1999        Building 31.5 years (1)

     Village at Noble Farms (Suwanee, GA)                  1997         1997        Building 31.5 years (1)

     Cofer Crossing (Tucker, GA)                           1998         1998        Building 31.5 years (1)

     Shannon Square (Union City, GA)                       1986         1984        Building 31.5 years (1)
                                                                                    Sign 20 years (2)

     Warner Robins Place (Warner Robins, GA)               1997         1997        Building 31.5 years (1)

     Woodstock Place (Woodstock, GA)                       1985         1982        Building 31.5 years (1)
                                                                                    Sign 20 years (2)

     Woodstock Project (Woodstock, GA)                     1997         1997        Building 31.5 years (1)

     North Ridge Shopping Center (Davenport, IA)           1999         1999        Building 31.5 years (1)

     Decatur Marketplace (Decatur, IL)                     1999         1999        Building 31.5 years (1)

     Park East Marketplace (Lafayette, IN)                 2000         2000        Building 31.5 years (1)

     Overland Pointe Marketplace (Overland Park, KS)       2001         2001        Building 31.5 years (1)

     Suttons North Plaza (Topeka, KS)                      1976         1997        Building 31.5 years (1)

     North Park Marketplace (Lexington, KY)                1999         1999        Building 31.5 years (1)

     South Farm Marketplace (Lexington, KY)                1998         1998        Building 31.5 years (1)

     Carriage Gate (Richmond, KY)                          1992         1994        Building 31.5 years (1)
                                                                                    Sign 20 years (2)

     Grandville Marketplace (Grandville, MI)               2001         2001        Building 31.5 years (1)

     Marketplace at Delta Township (Lansing, MI)           2000         2000        Building 31.5 years (1)

                             JDN Realty Corporation
                                December 31, 2001
                                 (In thousands)

-------------------------------------------------------------------------------------------------------------
                     COL. A                            COL. B              COL. C                 COL. D
-------------------------------------------------------------------------------------------------------------
                                                                                             Cost Capitalized
                                                                                                Subsequent to
                                                                   Initial Cost to Company     Acquisition
                                                                   ------------------------------------------
                                                                            Buildings and
Description                                         Encumbrances     Land    Improvements      Improvements
-------------------------------------------------------------------------------------------------------------
Operating Property:
     Junction S/C (Jackson, MS)                         6,510       1,361       7,858                97

     Metro Station (Jackson, MS)                           --         521       3,382            (1,428)

     Oxford (Oxford, MS)                                   --       1,035       2,280                65

     Crosscreek Shopping Center (Saltillo, MS)             --         940       7,146                37

     River Hills S/C (Asheville, NC)                   11,098       3,125      13,376             1,776

     Cross Pointe Centre (Fayetteville, NC)             7,342       1,931      10,840               558

     East Ridge Crossing (Hendersonville, NC)           3,225          --          --             4,374

     Lumberton - Lowe's (Lumberton, NC)                    --         506          --                --

     Jeffries Crossing (Rocky Mount, NC)                3,677         334       3,400             1,739

     Tri-State Plaza (Burlington, OH)                   6,003       1,563       6,210                17

     Gallipolis Marketplace (Gallipolis, OH)               --       1,405      10,587            (9,833)

     West Valley Marketplace (Allentown, PA)               --       2,271      22,682            (2,064)

     Erie Marketplace (Erie, PA)                           --         164         715              (170)

     Township Marketplace (Monaca, PA)                 10,034       1,402       6,302            13,343

     Ashley Crossing (Charleston, SC)                   8,071       1,821      10,354               238

     Merchants Walk (Sumter, SC)                           --         130          --               805

     Country Bridge (Arlington, TN)                     3,320         750       4,294               236

     Overlook at Hamilton Place (Chattanooga, TN)       9,259       1,595      12,725               214

     Columbia Square (Columbia, TN)                     2,737         673       3,859                38

     Farragut Pointe (Farragut, TN)                     2,654         731       4,165                31

     Alexander Plaza (Franklin, TN)                        --          24          --               491

-------------------------------------------------------------------------------------------------------------------
                     COL. A                                                COL. E                         COL. F
-------------------------------------------------------------------------------------------------------------------
                                                    Gross Annual at which Carried at close of Period
                                                    ------------------------------------------------
                                                                     Buildings and                      Accumulated
Description                                                  Land     Improvements    Total            Depreciation
-------------------------------------------------------------------------------------------------------------------
Operating Property:
     Junction S/C (Jackson, MS)                              1,361        7,955       9,316                1,220

     Metro Station (Jackson, MS)                               296        2,179       2,475                  212

     Oxford (Oxford, MS)                                     1,699        1,681       3,380                   38

     Crosscreek Shopping Center (Saltillo, MS)               1,444        6,679       8,123                  215

     River Hills S/C (Asheville, NC)                         3,125       15,152      18,277                2,153

     Cross Pointe Centre (Fayetteville, NC)                  1,931       11,398      13,329                1,374

     East Ridge Crossing (Hendersonville, NC)                   --        4,374       4,374                1,750

     Lumberton - Lowe's (Lumberton, NC)                        506           --         506                   --

     Jeffries Crossing (Rocky Mount, NC)                       466        5,007       5,473                  356

     Tri-State Plaza (Burlington, OH)                        1,363        6,427       7,790                1,387

     Gallipolis Marketplace (Gallipolis, OH)                  393        1,766       2,159                  177

     West Valley Marketplace (Allentown, PA)                 2,064       20,825      22,889                  274

     Erie Marketplace (Erie, PA)                               658           51         709                    7

     Township Marketplace (Monaca, PA)                       5,992       15,055      21,047                1,623

     Ashley Crossing (Charleston, SC)                        1,821       10,592      12,413                2,616

     Merchants Walk (Sumter, SC)                               130          805         935                  393

     Country Bridge (Arlington, TN)                            750        4,530       5,280                1,087

     Overlook at Hamilton Place (Chattanooga, TN)            1,595       12,939      14,534                3,176

     Columbia Square (Columbia, TN)                            673        3,897       4,570                  904

     Farragut Pointe (Farragut, TN)                            731        4,196       4,927                1,038

     Alexander Plaza (Franklin, TN)                             24          491         515                  132

-----------------------------------------------------------------------------------------------------------
                     COL. A                             COL. G       COL. H             COL. I
-----------------------------------------------------------------------------------------------------------
                                                                              Life on which depreciation in
                                                       Date of      Date of    latest income statements is
Description                                         Construction   Acquired              computed
-----------------------------------------------------------------------------------------------------------
Operating Property:
     Junction S/C (Jackson, MS)                         1996         1997        Building 31.5 years (1)

     Metro Station (Jackson, MS)                        1997         1998        Building 31.5 years (1)

     Oxford (Oxford, MS)                                2000         2000        Building 31.5 years (1)

     Crosscreek Shopping Center (Saltillo, MS)          1999         1999        Building 31.5 years (1)

     River Hills S/C (Asheville, NC)                    1996         1997        Building 31.5 years (1)
                                                                                 Sign 20 years

     Cross Pointe Centre (Fayetteville, NC)             1985         1998        Building 31.5 years (1)

     East Ridge Crossing (Hendersonville, NC)           1988         1988        Building 31.5 years (1)
                                                                                 Sign 20 years

     Lumberton - Lowe's (Lumberton, NC)                 2000         2000        Building 31.5 years (1)

     Jeffries Crossing (Rocky Mount, NC)                1999         1999        Building 31.5 years (1)

     Tri-State Plaza (Burlington, OH)                   1995         1995        Building 31.5 years (1)
                                                                                 Sign 20 years

     Gallipolis Marketplace (Gallipolis, OH)            1998         1998        Building 31.5 years (1)

     West Valley Marketplace (Allentown, PA)            2001         2001        Building 31.5 years (1)

     Erie Marketplace (Erie, PA)                        2000         2000        Building 31.5 years (1)

     Township Marketplace (Monaca, PA)                  1997         1997        Building 31.5 years (1)

     Ashley Crossing (Charleston, SC)                   1991         1994        Building 31.5 years (1)
                                                                                 Sign 20 years

     Merchants Walk (Sumter, SC)                        1987         1986        Building 31.5 years (1)
                                                                                 Sign 20 years

     Country Bridge (Arlington, TN)                     1993         1994        Building 31.5 years (1)

     Overlook at Hamilton Place (Chattanooga, TN)       1992         1994        Building 31.5 years (1)

     Columbia Square (Columbia, TN)                     1993         1994        Building 31.5 years (1)

     Farragut Pointe (Farragut, TN)                     1991         1994        Building 31.5 years (1)

     Alexander Plaza (Franklin, TN)                     1983         1983        Building 31.5 years (1)

                             JDN Realty Corporation
                                December 31, 2001
                                 (In thousands)

----------------------------------------------------------------------------------------------------------------
                     COL A                            COL B                   COL. C           COL. D
----------------------------------------------------------------------------------------------------------------
                                                                                             Cost Capitalized
                                                                                               Subsequent to
                                                                   Initial Cost to Company     Acquisitions
                                                                   ---------------------------------------------
                                                                             Buildings and
Description                                         Encumbrances    Land     Improvements       Improvements
----------------------------------------------------------------------------------------------------------------
Operating Property:
     Cool Springs (Franklin, TN)                           --          302          440               69

     Northcreek Commons (Goodlettsville, TN)            3,310          743        4,311              469

     Lowe's (Hendersonville, TN)                       10,280        4,074        7,649              (91)

     Memorial Village (Murfreesboro, TN)                4,378          991        5,636              388

     Towne Center (Murfreesboro, TN)                    6,911        3,016        6,822            4,887

     The Marketplace (Nashville, TN)                    9,042        4,921       24,697          (16,380)

     MacArthur Marketplace (Irving, TX)                11,045        5,708       13,578            1,289

     McKinney Marketplace (McKinney, TX)                   --        3,176        9,209             (676)

     Nacogdoches Marketplace (Nacogdoches, TX)          3,169          753        4,311             (810)

     Bermuda Square S/C (Chester, VA)                   6,551        1,302        7,534              560

     Candlers Station (Lynchburg, VA)                  11,125        2,495       15,601           (2,802)

     Genito Crossing (Midlothian, VA)                   3,874          823        4,812               49

     Shoppers World (Brookfield, WI)                    7,550        1,989       12,025               90

     Brown Deer Center (Brown Deer, WI)                 6,418        1,790       10,230              116

     Market Place of Brown Deer (Brown Deer, WI)        4,094        1,641        9,437               22

     Point Loomis (Milwaukee, WI)                       3,880          912        5,331               97

     Southgate (Milwaukee, WI)                             --          605        1,980              234

     West Allis Center (Milwaukee WI)                      --        2,479       14,885              198

     Alabama Corporate                                     --           --           --             (627)

     Atlanta Headquarters                                  --          495           --            6,371

     JDN Development Company (Atlanta, GA)                 --           --           --               65

     JDN Realty Corporation (Atlanta, GA)                  --          362           --              234
                                                   -------------------------------------------------------------
                      Total Operating Property        394,952      180,333      594,843           38,199
                                                   -------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
                     COL. A                                     COL. E                                  COL. F
------------------------------------------------------------------------------------------------------------------
                                                   Gross Annual at which Carried at close of Period
                                                   ------------------------------------------------
                                                                     Buildings and                     Accumulated
Description                                                  Land    Improvements     Total           Depreciation
------------------------------------------------------------------------------------------------------------------
Operating Property:
     Cool Springs (Franklin, TN)                               763           48          811                  3

     Northcreek Commons (Goodlettsville, TN)                   743        4,780        5,523                870

     Lowe's (Hendersonville, TN)                             4,074        7,558       11,632                703

     Memorial Village (Murfreesboro, TN)                       991        6,024        7,015              1,376

     Towne Center (Murfreesboro, TN)                         3,016       11,709       14,725              1,087

     The Marketplace (Nashville, TN)                         2,742       10,496       13,238                722

     MacArthur Marketplace (Irving, TX)                      7,286       13,289       20,575                952

     McKinney Marketplace (McKinney, TX)                     3,295        8,414       11,709                453

     Nacogdoches Marketplace (Nacogdoches, TX)                 646        3,608        4,254                303

     Bermuda Square S/C (Chester, VA)                        1,302        8,094        9,396              1,082

     Candlers Station (Lynchburg, VA)                        2,054       13,240       15,294              1,705

     Genito Crossing (Midlothian, VA)                          823        4,861        5,684                658

     Shoppers World (Brookfield, WI)                         1,989       12,115       14,104              1,470

     Brown Deer Center (Brown Deer, WI)                      1,791       10,345       12,136              1,251

     Market Place of Brown Deer (Brown Deer, WI)             1,642        9,458       11,100              1,149

     Point Loomis (Milwaukee, WI)                              912        5,428        6,340                656

     Southgate (Milwaukee, WI)                                 605        2,214        2,819                204

     West Allis Center (Milwaukee WI)                        2,479       15,083       17,562              1,831

     Alabama Corporate                                         (94)        (533)        (627)                --

     Atlanta Headquarters                                      495        6,371        6,866                738

     JDN Development Company (Atlanta, GA)                      --           65           65                  2

     JDN Realty Corporation (Atlanta, GA)                      362          234          596                 13
                                                   ---------------------------------------------------------------
                      Total Operating Property             188,616      624,759      813,375             88,152
                                                   ---------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
                     COL. A                           COL. G       COL. H             COL. I
----------------------------------------------------------------------------------------------------------
                                                                             Life on which depreciation in
                                                     Date of       Date of     latest income statements is
Description                                        Construction   Acquired               computed
----------------------------------------------------------------------------------------------------------
Operating Property:
     Cool Springs (Franklin, TN)                        2000        2000        Building 31.5 years (1)

     Northcreek Commons (Goodlettsville, TN)            1987        1995        Building 31.5 years (1)
                                                                                Sign 20 years (2)

     Lowe's (Hendersonville, TN)                        1999        1999        Building 31.5 years (1)

     Memorial Village (Murfreesboro, TN)                1972        1994        Building 31.5 years (1)

     Towne Center (Murfreesboro, TN)                    1998        1998        Building 31.5 years (1)

     The Marketplace (Nashville, TN)                    1998        1998        Building 31.5 years (1)

     MacArthur Marketplace (Irving, TX)                 1999        1999        Building 31.5 years (1)

     McKinney Marketplace (McKinney, TX)                2000        2000        Building 31.5 years (1)

     Nacogdoches Marketplace (Nacogdoches, TX)          1999        1999        Building 31.5 years (1)

     Bermuda Square S/C (Chester, VA)                   1977        1997        Building 31.5 years (1)

     Candlers Station (Lynchburg, VA)                   1990        1998        Building 31.5 years (1)

     Genito Crossing (Midlothian, VA)                   1985        1997        Building 31.5 years (1)

     Shoppers World (Brookfield, WI)                    1967        1998        Building 31.5 years (1)

     Brown Deer Center (Brown Deer, WI)                 1967        1998        Building 31.5 years (1)

     Market Place of Brown Deer (Brown Deer, WI)        1989        1998        Building 31.5 years (1)

     Point Loomis (Milwaukee, WI)                       1962        1998        Building 31.5 years (1)

     Southgate (Milwaukee, WI)                       1951/2001      1998        Building 31.5 years (1)

     West Allis Center (Milwaukee WI)                   1968        1998        Building 31.5 years (1)

     Alabama Corporate                                  2000        2000        Building 31.5 years (1)

     Atlanta Headquarters                               1955        1997        Building 31.5 years (1)
                                                                                Sign 20 years (2)

     JDN Development Company (Atlanta, GA)              1999        1999        Building 31.5 years (1)

     JDN Realty Corporation (Atlanta, GA)               1999        1999        Building 31.5 years (1)

                      Total Operating Property

                             JDN Realty Corporation
                                December 31, 2001
                                 (In thousands)

-------------------------------------------------------------------------------------------------------------
            COL. A                                     COL. B               COL. C                COL. D
-------------------------------------------------------------------------------------------------------------
                                                                                             Cost Capitalized
                                                                                              Subsequent to
                                                                   Initial Cost to Company     Acquisition
                                                                   ------------------------------------------
                                                                            Buildings and
Description                                         Encumbrances    Land     Improvements      Improvemetns
-------------------------------------------------------------------------------------------------------------
Vacant Land
-----------
 Opelika, AL                                             $--       $2,641        $--               $--
 Brandon, FL - Lake Plaza (Publix)                        --          846         --                --
 Brandon, FL - Lake Village                               --          499         --                --
 Gulf Breeze, FL - LP II                                  --          468         --                --
 Lakeland, FL                                             --        6,853         --                --
 Athens, GA - East                                        --          683         --                --
 Athens, GA - Mitchell Bridge Assoc                       --        3,249         --                --
 Buford, GA                                               --          247         --                --
 Conyers, GA - LP                                         --        2,954         --                --
 Cumming, GA - LP III                                     --        1,130         --                --
 Cumming, GA - Marketplace                                --        1,769         --                --
 Cumming, GA - Pinetree Village                           --        1,723         --                --
 Douglasville, GA                                         --        2,975         --                --
 Eastman, GA                                              --           61         --                --
 Fayetteville, GA - Black Investment                      --        2,610         --                --
 Fayetteville, GA - LP                                    --        1,591         --                --
 Fayetteville, GA - Specialty Shop                        --        3,383         --                --
 Lafayette, GA                                            --           78         --                --
 Lawrenceville, GA - CVS                                  --          313         --                --
 Lawrenceville, GA - Town Center                          --           50         --                --
 Lilburn, GA - Lowes                                      --        1,544         --                --
 Macon, GA                                                --          287         --                --
 Madison, GA                                              --           22         --                --
 McDonough, GA - LP - Marketplace                         --        4,826         --                --
 Newnan, GA                                               --          270         --                --
 Stone Mountain, GA                                       --        9,424         --                --
 Warner Robins, GA                                        --          499         --                --
 Decatur, IL                                              --          203         --                --
 Lafayette, IN                                            --          864         --                --
 Overland Park, KS                                        --        6,399         --                --
 Lexington, KY                                            --          529         --                --
 Saltillo, MS                                             --          422         --                --
 Oxford, MS                                               --          372         --                --
 Asheville, NC - Patten Ave                               --        2,906         --                --
 Rockingham, NC                                           --          300         --                --
 Burlington, OH                                           --           44         --                --
 Allentown, PA                                            --        2,143         --                --
 Monaca, PA                                               --        4,646         --                --
 Charleston, SC                                           --          179         --                --
 Hendersonville, TN                                       --        1,250         --                --
 Hickory Hollow, TN                                       --          406         --                --

-------------------------------------------------------------------------------------------------------------------
            COL. A                                                      COL. E                           COL. F
-------------------------------------------------------------------------------------------------------------------
                                                    Gross Amount at which Carried at close of Period
                                                    ---------------------------------------------------------------
                                                                      Buildings and                    Accumulated
Description                                           Land            Improvements            Total    Depreciation
-------------------------------------------------------------------------------------------------------------------
Vacant Land
-----------
 Opelika, AL                                        $2,641                $--                 $2,641       $--
 Brandon, FL - Lake Plaza (Publix)                     846                 --                    846        --
 Brandon, FL - Lake Village                            499                 --                    499        --
 Gulf Breeze, FL - LP II                               468                 --                    468        --
 Lakeland, FL                                        6,853                 --                  6,853        --
 Athens, GA - East                                     683                 --                    683        --
 Athens, GA - Mitchell Bridge Assoc                  3,249                 --                  3,249        --
 Buford, GA                                            247                 --                    247        --
 Conyers, GA - LP                                    2,954                 --                  2,954        --
 Cumming, GA - LP III                                1,130                 --                  1,130        --
 Cumming, GA - Marketplace                           1,769                 --                  1,769        --
 Cumming, GA - Pinetree Village                      1,723                 --                  1,723        --
 Douglasville, GA                                    2,975                 --                  2,975        --
 Eastman, GA                                            61                 --                     61        --
 Fayetteville, GA - Black Investment                 2,610                 --                  2,610        --
 Fayetteville, GA - LP                               1,591                 --                  1,591        --
 Fayetteville, GA - Specialty Shop                   3,383                 --                  3,383        --
 Lafayette, GA                                          78                 --                     78        --
 Lawrenceville, GA - CVS                               313                 --                    313        --
 Lawrenceville, GA - Town Center                        50                 --                     50        --
 Lilburn, GA - Lowes                                 1,544                 --                  1,544        --
 Macon, GA                                             287                 --                    287        --
 Madison, GA                                            22                 --                     22        --
 McDonough, GA - LP - Marketplace                    4,826                 --                  4,826        --
 Newnan, GA                                            270                 --                    270        --
 Stone Mountain, GA                                  9,424                 --                  9,424        --
 Warner Robins, GA                                     499                 --                    499        --
 Decatur, IL                                           203                 --                    203        --
 Lafayette, IN                                         864                 --                    864        --
 Overland Park, KS                                   6,399                 --                  6,399        --
 Lexington, KY                                         529                 --                    529        --
 Saltillo, MS                                          422                 --                    422        --
 Oxford, MS                                            372                 --                    372        --
 Asheville, NC - Patten Ave                          2,906                 --                  2,906        --
 Rockingham, NC                                        300                 --                    300        --
 Burlington, OH                                         44                 --                     44        --
 Allentown, PA                                       2,143                 --                  2,143        --
 Monaca, PA                                          4,646                 --                  4,646        --
 Charleston, SC                                        179                 --                    179        --
 Hendersonville, TN                                  1,250                 --                  1,250        --
 Hickory Hollow, TN                                    406                 --                    406        --

-------------------------------------------------------------------------------------------------------------
            COL. A                                       COL. G       COL. H             COL. I
-------------------------------------------------------------------------------------------------------------
                                                                                Life on which depreciation in
                                                        Date of        Date     latest income statements is
Description                                           Construction   Acquired       computed
-------------------------------------------------------------------------------------------------------------
Vacant Land
-----------
 Opelika, AL
 Brandon, FL - Lake Plaza (Publix)
 Brandon, FL - Lake Village
 Gulf Breeze, FL - LP II
 Lakeland, FL
 Athens, GA - East
 Athens, GA - Mitchell Bridge Assoc
 Buford, GA
 Conyers, GA - LP
 Cumming, GA - LP III
 Cumming, GA - Marketplace
 Cumming, GA - Pinetree Village
 Douglasville, GA
 Eastman, GA
 Fayetteville, GA - Black Investment
 Fayetteville, GA - LP
 Fayetteville, GA - Specialty Shop
 Lafayette, GA
 Lawrenceville, GA - CVS
 Lawrenceville, GA - Town Center
 Lilburn, GA - Lowes
 Macon, GA
 Madison, GA
 McDonough, GA - LP - Marketplace
 Newnan, GA
 Stone Mountain, GA
 Warner Robins, GA
 Decatur, IL
 Lafayette, IN
 Overland Park, KS
 Lexington, KY
 Saltillo, MS
 Oxford, MS
 Asheville, NC - Patten Ave
 Rockingham, NC
 Burlington, OH
 Allentown, PA
 Monaca, PA
 Charleston, SC
 Hendersonville, TN
 Hickory Hollow, TN

                             JDN Realty Corporation
                                December 31, 2001
                                 (In thousands)

---------------------------------------------------------------------------------------------------------------
      COL A                                             COL B                COL. C                 COL. D
---------------------------------------------------------------------------------------------------------------
                                                                                               Cost Capitalized
                                                                                                 Subsequent to
                                                                    Initial Cost to Company       Acquisition
                                                                    -------------------------------------------
                                                                               Buildings and
Description                                         Encumbrannces     Land     Improvements      Improvements
---------------------------------------------------------------------------------------------------------------
Vacant Land
-----------
 Johnson City, TN                                           --         6,384           --               --
 Murfreesboro, TN                                           --           368           --               --
 Nashville, TN                                              --         1,562           --               --
 Fort Worth, TX                                             --         2,966           --               --
 Hickory Creek, TX                                          --         3,600           --               --
 Irving, TX                                                 --         9,355           --               --
 McKinney, TX - LP                                          --         4,587           --               --
 Lynchburg, VA                                              --           200           --               --
                                                    -----------------------------------------------------------
                                                            --       100,680           --               --
                                                    -----------------------------------------------------------

                                                    -----------------------------------------------------------
                                         Subtotal      394,952       281,013      594,843           38,199
                                                    -----------------------------------------------------------

Property under Development
--------------------------
                                                    -----------------------------------------------------------
 Early Acquisition                                          --      $     --     $  2,599          $    --
 Fayetteville, AR                                           --         1,099        2,075               --
 Sacramento, CA                                             --           558          476               --
 Aurora, CO (Pioneer Hills)                                 --         3,865        1,215               --
 Denver, CO                                                 --            --          148               --
 Ft. Collins, CO                                            --         1,364        6,263               --
 Lakewood, CO                                               --            --        1,440               --
 Parker, CO - LP Phase I                                    --         1,454        7,230               --
 Parker, CO - South                                         --            --          312               --
 Brandon, FL (Lake Plaza - Publix)                          --            --        3,955               --
 Gulf Breeze, FL                                            --           223          638               --
 Athens, GA - Oconee                                        --            --           38               --
 Lithonia, GA (Turner Hill)                                 --         2,591        6,855               --
 McDonough, GA                                              --            --            5               --
 Newnan, GA - North                                         --            --           95               --
 Pooler, GA                                                 --            --           21               --
 Overland Park KS                                           --         3,524        8,808               --
 Overland Park KS - II                                      --            --          150               --
 Chesterfield, MI                                           --         7,064        7,870               --
 Grandville, MI                                             --         5,137        9,639               --
 Lansing, MI                                                --         2,727        4,422               --
 St. John, MO                                               --         4,773        1,655               --

-------------------------------------------------------------------------------------------------------------------
      COL A                                                               COL. E                         COL. F
-------------------------------------------------------------------------------------------------------------------
                                                    Gross Amount at which Carried at close of Period
                                                    ------------------------------------------------
                                                                      Buildings and                    Accumulated
Description                                            Land            Improvements           Total    Depreciation
-------------------------------------------------------------------------------------------------------------------
Vacant Land
-----------
 Johnson City, TN                                      6,384                  --               6,384          --
 Murfreesboro, TN                                        368                  --                 368          --
 Nashville, TN                                         1,562                  --               1,562          --
 Fort Worth, TX                                        2,966                  --               2,966          --
 Hickory Creek, TX                                     3,600                  --               3,600          --
 Irving, TX                                            9,355                  --               9,355          --
 McKinney, TX - LP                                     4,587                  --               4,587          --
 Lynchburg, VA                                           200                  --                 200          --
                                                    ---------------------------------------------------------------
                                                     100,680                  --             100,680          --
                                                    ---------------------------------------------------------------

                                                    ---------------------------------------------------------------
                                         Subtotal    289,296             624,759             914,055      88,152
                                                    ---------------------------------------------------------------

Property under Development
--------------------------
                                                    ---------------------------------------------------------------
 Early Acquisition                                  $     --            $  2,599            $  2,599     $    --
 Fayetteville, AR                                      1,099               2,075               3,174          --
 Sacramento, CA                                          558                 476               1,034          --
 Aurora, CO (Pioneer Hills)                            3,865               1,215               5,080          --
 Denver, CO                                               --                 148                 148          --
 Ft. Collins, CO                                       1,364               6,263               7,627          --
 Lakewood, CO                                             --               1,440               1,440          --
 Parker, CO - LP Phase I                               1,454               7,230               8,684          --
 Parker, CO - South                                       --                 312                 312          --
 Brandon, FL (Lake Plaza - Publix)                        --               3,955               3,955          --
 Gulf Breeze, FL                                         223                 638                 861          --
 Athens, GA - Oconee                                      --                  38                  38          --
 Lithonia, GA (Turner Hill)                            2,591               6,855               9,446          --
 McDonough, GA                                            --                   5                   5          --
 Newnan, GA - North                                       --                  95                  95          --
 Pooler, GA                                               --                  21                  21          --
 Overland Park KS                                      3,524               8,808              12,332          --
 Overland Park KS - II                                    --                 150                 150          --
 Chesterfield, MI                                      7,064               7,870              14,934          --
 Grandville, MI                                        5,137               9,639              14,776          --
 Lansing, MI                                           2,727               4,422               7,149          --
 St. John, MO                                          4,773               1,655               6,428          --

-----------------------------------------------------------------------------------------------------------
      COL A                                            COL. G       COL. H                COL. I
-----------------------------------------------------------------------------------------------------------
                                                                              Life on which depreciation in
                                                      Date of        Date      latest income statements is
Description                                         Construction   Acquired             computed
-----------------------------------------------------------------------------------------------------------
Vacant Land
-----------
 Johnson City, TN
 Murfreesboro, TN
 Nashville, TN
 Fort Worth, TX
 Hickory Creek, TX
 Irving, TX
 McKinney, TX - LP
 Lynchburg, VA

                                         Subtotal

Property under Development
--------------------------
 Early Acquisition
 Fayetteville, AR
 Sacramento, CA
 Aurora, CO (Pioneer Hills)
 Denver, CO
 Ft. Collins, CO
 Lakewood, CO
 Parker, CO - LP Phase I
 Parker, CO - South
 Brandon, FL (Lake Plaza - Publix)
 Gulf Breeze, FL
 Athens, GA - Oconee
 Lithonia, GA (Turner Hill)
 McDonough, GA
 Newnan, GA - North
 Pooler, GA
 Overland Park KS
 Overland Park KS - II
 Chesterfield, MI
 Grandville, MI
 Lansing, MI
 St. John, MO

                             JDN Realty Corporation
                                December 31, 2001
                                 (In thousands)

---------------------------------------------------------------------------------------------------------------
            COL. A                                     COL. B                COL. C                COL. D
---------------------------------------------------------------------------------------------------------------
                                                                                               Cost Capitalized
                                                                                                Subsequent to
                                                                     Initial Cost to Company     Acquisition
                                                                     ------------------------------------------

                                                                              Buildings and
Description                                         Encumbrances      Land     Improvements      Improvements
---------------------------------------------------------------------------------------------------------------
Property under Development
--------------------------
 Freehold, NJ                                               --           --          758                --
 Hamilton, NJ                                               --       21,741       23,838                --
 Lakewood, NJ                                               --           --          157                --
 Mays Landing, NJ                                           --           --           69                --
 Allentown, PA                                              --          320        4,745                --
 Erie, PA                                                   --        1,689        9,145                --
 Monaca, PA                                                 --           --          829                --
 Philidelphia, PA                                           --           --           69                --
 Franklin, TN - Walmart                                     --           --          698                --
 Nashville, TN                                              --           --          185                --
 Whitehouse, TN                                             --           --           11                --
 Frisco, TX                                                 --        3,928        2,719                --
 Irving, TX                                                 --          647        1,162                --
 Mesquite, TX                                               --        6,314        5,829                --
 Wharton, TX                                                --           --           25                --
 Brown Deer, WI (Brown Deer Center)                         --           --        5,013                --
 Allowance for Bad Deals                                    --           --       (1,695)               --
                                                    -----------------------------------------------------------
                    Total Property under Development        --       69,018      119,466                --
                                                    -----------------------------------------------------------

                                                    -----------------------------------------------------------
                                               Total $ 394,952     $350,031    $ 714,309          $ 38,199
                                                    -----------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
            COL. A                                                    COL. E                             COL. F
--------------------------------------------------------------------------------------------------------------------
                                                    Gross Amount at which Carried at close of Period
----------------------------------------------------------------------------------------------------
                                                                    Buildings and                       Accumulated
Description                                           Land          Improvements              Total     Depreciation
--------------------------------------------------------------------------------------------------------------------
Property under Development
--------------------------
 Freehold, NJ                                             --                758                   758         --
 Hamilton, NJ                                         21,741             23,838                45,579         --
 Lakewood, NJ                                             --                157                   157         --
 Mays Landing, NJ                                         --                 69                    69         --
 Allentown, PA                                           320              4,745                 5,065         --
 Erie, PA                                              1,689              9,145                10,834         --
 Monaca, PA                                               --                829                   829         --
 Philidelphia, PA                                         --                 69                    69         --
 Franklin, TN - Walmart                                   --                698                   698         --
 Nashville, TN                                            --                185                   185         --
 Whitehouse, TN                                           --                 11                    11         --
 Frisco, TX                                            3,928              2,719                 6,647         --
 Irving, TX                                              647              1,162                 1,809         --
 Mesquite, TX                                          6,314              5,829                12,143         --
 Wharton, TX                                              --                 25                    25         --
 Brown Deer, WI (Brown Deer Center)                       --              5,013                 5,013         --
 Allowance for Bad Deals                                  --             (1,695)               (1,695)        --
--------------------------------------------------------------------------------------------------------------------
   Total Property under Development                   69,018            119,466               188,484         --
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
                             Total                  $358,314          $ 744,225           $ 1,102,539    $ 88,152
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
            COL. A                                       COL. G        COL. H             COL. I
--------------------------------------------------------------------------------------------------------------
                                                                                 Life on which depreciation in
                                                         Date of        Date     latest income statements is
Description                                            Construction   Acquired       computed
---------------------------------------------------------------------------------------------------------------
Property under Development
--------------------------
 Freehold, NJ
 Hamilton, NJ
 Lakewood, NJ
 Mays Landing, NJ
 Allentown, PA
 Erie, PA
 Monaca, PA
 Philidelphia, PA
 Franklin, TN - Walmart
 Nashville, TN
 Whitehouse, TN
 Frisco, TX
 Irving, TX
 Mesquite, TX
 Wharton, TX
 Brown Deer, WI (Brown Deer Center)
 Allowance for Bad Deals

   Total Property under Development

                             Total


             Schedule III - Real Estate and Accumulated Depreciation
                             JDN Realty Corporation
                                December 31, 2001
                                 (In thousands)

(1)  Estimated useful life of building.
(2)  Estimated useful life of sign.

                                                                 Years Ended December 31,
                                                              2001          2000        1999
                                                          -------------------------------------
Investment in Real Estate
      Balance at beginning of year                        $   879,715    $ 962,897    $ 844,041
      Transfers from previously unconsolidated entities       224,708           --           --
      Additions/Improvements                                  158,512      110,390      294,635
      Deductions                                             (160,396)    (193,572)    (175,779)
                                                          -------------------------------------
      Balance at end of year                              $ 1,102,539    $ 879,715    $ 962,897
                                                          =====================================

Accumulated Depreciation
      Balance of beginning of year                        $    80,113    $  71,551    $  56,093
      Transfers from previously unconsolidated entities         1,018           --           --
      Additions charged to costs and expenses                  20,695       21,612       21,932
      Other Additions                                              --           --           --
      Deductions                                              (13,674)     (13,050)      (6,474)
                                                          -------------------------------------
      Balance at end of year                              $    88,152    $  80,113    $  71,551
                                                          =====================================

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  JDN REALTY CORPORATION

Dated: 3/22/02                    By:      /s/ Craig Macnab
       -------                             -------------------------------------
                                           Craig Macnab
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                                      Title                              Date
             ---------                                      -----                              ----

/s/ Craig Macnab                                                                             3/22/02
------------------------------------       President, Chief Executive Officer            ---------------
Craig Macnab                               and Director


/s/ Lee S. Wielansky                                                                         3/22/02
------------------------------------       President and Chief Executive
Lee S. Wielansky                           Officer, JDN Development Company,             ---------------
                                           Inc. and Director

/s/ John D. Harris, Jr.                                                                      3/22/02
------------------------------------       Chief Financial Officer, Senior               ---------------
John D. Harris, Jr.                        Vice President, Secretary and Treasurer


/s/ Michael A. Quinlan                                                                       3/22/02
------------------------------------       Vice President and Controller                 ---------------
Michael A. Quinlan


/s/ Haywood D. Cochrane, Jr.                                                                 3/22/02
------------------------------------       Director                                      ---------------
Haywood D. Cochrane, Jr.


/s/ William B. Greene                                                                        3/22/02
------------------------------------       Director                                      ---------------
William B. Greene


/s/ William G. Byrnes                                                                        3/22/02
------------------------------------       Director                                      ---------------
William G. Byrnes


/s/ Philip G. Satre                                                                          3/22/02
------------------------------------       Director                                      ---------------
Philip G. Satre

                                   Item 14(c)
                                   ----------

                                  EXHIBIT INDEX

     (3) Exhibits

Exhibit Number   Description
--------------   -----------
     3.1         Articles of Restatement of JDN Realty Corporation (1)
     3.2         Articles of Merger of JDN Enterprises, Inc. with and into the Company (2)
     3.3         Amended and Restated Bylaws of JDN Realty Corporation
     3.4         Form  of  Articles   Supplementary  of  JDN  Realty   Corporation   classifying  the  9 3/8%  Series  A
                 Cumulative Redeemable Preferred Stock (3)
     4.1         Specimen Common Stock Certificate (4)
     4.2         Form of the Company's 9 3/8 % Series A Cumulative Redeemable Preferred Stock Certificate (3)
     4.3         Form of 6.918 % MandatOry Par Put Remarketed Securities (sm) ("MOPPRS (sm)") due March 31, 2013 (5)
     4.4         Form of  6.80% Global Note due August 1, 2004 (6)
     4.5         Form of 6.95% Global Note due August 1, 2007 (6)
     4.6         Form  of  Articles   Supplementary  of  JDN  Realty   Corporation   classifying  the  9  3/8%  Series  A
                 cumulative Redeemable Preferred Stock (3)
    10.1         JDN Realty Corporation 1993 Incentive Stock Plan, as amended (7)
    10.2         JDN Realty Corporation 1993 Non-Employee Director Stock Option Plan, as
                 amended (7)
    10.3         JDN Realty Corporation Long-Term Incentive Plan (7)
    10.4         Indenture, dated as of July 15, 1997, by JDN Realty Corporation to First Union
                 National Bank as Trustee (6)
    10.5         First Supplemental Indenture, dated as of July 31, 1997, by JDN Realty Corporation to First Union
                 National Bank, as Trustee (6)
    10.6         Second  Supplemental  Indenture,  dated as of February 5, 1998, by JDN Realty Corporation to First Union
                 National Bank, as Trustee (8)
    10.7         First Amendment to Second  Supplemental  Indenture,  dated as of March 31, 1998, by JDN Realty  Corporation to First Union National Bank, as Trustee (5)
    10.8         JDN Realty Corporation Dividend Reinvestment and Stock Purchase Plan (9)
    10.9         JDN Realty Corporation 1995 Employee Stock Purchase Plan, as amended (7)
   10.10         Indemnification Agreement by and between JDN Realty Corporation and Craig Macnab dated April 2, 2000 (10)
   10.11         Employment Agreement by and between John D. Harris, Jr. and JDN Realty Corporation dated as of July 1,
                 2000 (10)
   10.12         Employment Agreement by and between Leilani L. Jones and JDN Realty Corporation, dated as of November 27,
                 2000 (10)
   10.13         Employment Agreement by and between Michael A. Quinlan and JDN Realty Corporation, dated as of July 1, 2000 (10)
   10.14         Interim  Agreement dated as of March 2, 2000, but effective as of February 14, 2000, by and among JDN Realty
                 Corporation, JDN Development Company, Inc. the Banks parties thereto and Wachovia Bank, N.A., as Agent (11)

   10.15         Agreement  for  Continued  Funding  dated March 2, 2000,  but  effective as of February 14, 2000,  by and among
                 JDN Realty Corporation,  JDN  Development  Company,  Inc., the Banks parties  thereto and Wachovia  Bank,  N.A., as Agent (11)
   10.16         $175,000,000  Second Amended and Restated Credit  Agreement dated as of May 19, 2000,  among JDN Realty
                 Corporation,  the Banks listed therein and Wachovia Bank, N.A., as Agent (12)
   10.17         $100,000,000  Amended and Restated Term Loan Credit Agreement dated as of May 19, 2000, among JDN Realty
                 Corporation,  the Banks  listed  therein,  Wachovia  Bank,  N.A.,  as  Agent  and  PNC  Bank,  National
                 Association,   as Documentation Agent (12)
   10.18         Third  Amended and Restated  Master Credit  Agreement  dated as of March 29, 2001 among JDN Realty  Corporation and Fleet National Bank as Agent (13)
   10.19         Letter  Agreement  dated as of July 6, 2001  between JDN Realty  Corporation  and Clarion - CRA  Securities,  L.P.
                 as lead plaintiff (14)
   10.20         Memorandum of Understanding,  dated as of July 26, 2001 between JDN Realty  Corporation and the counsel for the plaintiffs for the Derivative Action (14)
   10.21         Exhibits and Schedules to Third Amended and Restated Master Credit Agreement (15)
   10.22         First  Amendment to Third Amended,  Restated and  Consolidated  Master Credit  Agreement dated as of August 14,
                 2001 among JDN Realty Corporation and Fleet National Bank as Agent (16)
   10.23         Employment  Agreement by and between Lee S. Wielansky and JDN  Development  Company,  Inc.,  dated as of November
                 27, 2000 (13)
   10.24         Employment Agreement by and between Craig Macnab and JDN Realty Corporation, dated as of November 17, 2000 (13)
   10.25         Amendment  to  Employment  Agreement  by and between Lee S.  Wielansky  and JDN  Development  Company,  Inc.,
                 dated as of December 14, 2001
   10.26         Amendment to Employment Agreement by and between Craig Macnab and JDN Realty Corporation, dated as of February
                 2, 2002

   12            Ratio of Earnings to Fixed Charges
   21            Subsidiaries of the Registrant
   23            Consent of Ernst & Young, LLP

   99.1          Federal Income Tax Considerations

(1) Filed as an exhibit to the Company's filing on Form 8-K dated November 7, 1996, previously filed pursuant to the Securities Exchange Act of 1934, and hereby incorporated by reference.
(2) Filed as an exhibit to the Company's Registration Statement on Form S-11 (No. 33-73710) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
(3) Filed as an exhibit to the Company's filing on Form 8-A dated September 17, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
(4) Filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-22339) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(5) Filed as an exhibit to the Company's filing on Form 8-K dated April 1, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
(6) Filed as an exhibit to the Company's filing on Form 8-K dated August 1, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
(7) Filed as an exhibit to the Company's filing on Form 10-K for the year ended December 31, 1999, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated herein by reference.
(8) Filed as an exhibit to the Company's filing on Form 8-K dated February 13, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
(9) Filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 33-90868) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
(10) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2001, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
(11) Filed as an exhibit to the Company's filing on Form 8-K dated March 7, 2000, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
(12) Filed as an exhibit to the Company's filing on Form 8-K dated May 23, 2000, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
(13) Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 2000, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
(14) Filed as an exhibit to the Company's filing on Form 8-K dated July 30, 2001, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
(15) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2001, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
(16) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2001, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.