Form 10-K/A
period 2001-12-31
JDN REALTY CORP
filed 2002-04-30
CIK 916836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

(mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the fiscal year ended December 31, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 001-12844

JDN REALTY CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Maryland	58-1468053
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

359 East Paces Ferry Road, Suite 400, Atlanta, GA	30305
(Address of Principal Executive Offices)	(Zip Code)

(404) 262-3252
(Registrant’s Telephone Number, Including Area Code)

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the shares of common stock of the Registrant (based on the closing price of these shares on the New York Stock Exchange) held by non-affiliates was approximately $414,656,213 as of April 24, 2002.

The number of shares outstanding of the Registrant’s common stock, $0.01 par value (the “Common Stock”), was 34,812,587 on April 24, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On March 22, 2002, JDN Realty Corporation (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) its Annual Report on Form 10-K for the year ended December 31, 2001 (the “Initial 10-K”). In accordance with SEC rules, the Company incorporated by reference Part III of the Initial 10-K from the Proxy Statement to be filed by the Company in connection with the 2002 JDN Realty Corporation Annual Shareholders’ Meeting (the “Proxy Statement”), which the Company anticipated filing on or before April 30, 2002. Since the filing date of the Initial 10-K, the Company has determined that it will not file its Proxy Statement prior to the April 30, 2002 deadline and, in accordance with SEC rules, must file an amendment to its Initial 10-K to include the disclosures required by Part III of Form 10-K. This report amends Part III of the Initial 10-K in order to include those disclosures required by Part III of Form 10-K.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Class I Directors — Term extends until the 2004 Annual Meeting of Shareholders and until their successors have been elected and qualified.

Name	Age	Business Experience	Director Since

William B. Greene	64	Chairman of the Board, Carter County Bancshares (1964 – Present), BancTenn Corporation, (1976 – Present), Bank of Tennessee (Present); Director, Lone Star Steakhouse & Saloon, Inc.	December 1993

William G. Byrnes	51	Financial Consultant and Private Investor (January 2001 - Present); Chairman and Chief Executive Officer, Inceiba, LLC (June 1999 – December 2000); Chief Executive Officer, Meditrust Corporation (January 2000 – April 2000); Distinguished Teaching Professor of Finance, McDonough School of Business, Georgetown University, Washington, D.C. (August 1998 – May 1999); Managing Director, Alex. Brown & Sons (July 1981 – February 1998); Director, LaQuinta Corporation and Security Capital Preferred Growth Incorporated; Member of Board of Regents of Georgetown University	February 1998

Class II Directors — Term extends until the 2002 Annual Meeting of Shareholders and until their successors have been elected and qualified.

Name	Age	Business Experience	Director Since

Haywood D. Cochrane, Jr.	53	Chief Executive Officer, CHD Meridian Corporate Healthcare (February 1997 — Present); Executive Vice President, Chief Financial Officer and Treasurer Laboratory Corporation of America Holdings (April 1995 – October 1996); employee of National Health Laboratories, Inc. (June 1994 – April 1995); Director, CHD Meridian Corporate Healthcare, Sonus Corp., Tripath Imaging, Inc. and Ameripath, Inc.	December 1993

Lee S. Wielansky	51	President and Chief Executive Officer, JDN Development Company, Inc. (November 2000 – Present); Executive Vice President, JDN Realty Corporation (May 2001 - Present); Managing Director, Regency Realty Corporation (March 1998 – November 2000); President and Chief Executive Officer, Midland Development Group (January 1995 - March 1998); Director, Acadia Realty Trust; Director and Vice Chairman, Allegiant Bancorp, Inc.	February 2001

Class III Directors — Term extends until the 2003 Annual Meeting of Shareholders and until their successors have been elected and qualified.

Name	Age	Business Experience	Director Since

Craig Macnab	46	Chief Executive Officer, JDN Realty Corporation (April 2000 – Present); President, JDN Realty Corporation (September 2000 – Present); Consultant (1999 – 2000); President, Tandem Capital (1997 – 1999); General Partner, MacNiel Advisors (1993 – 1996); Director, Per-Se Technologies, Inc.	December 1993

Philip G. Satre	52	President and Chief Executive Officer, Promus Companies, Inc. and Harrah’s Entertainment, Inc. (April 1994 – Present); Chairman of the Board, Harrah’s Entertainment, Inc. (January 1997 –Present); Director, Harrah’s Entertainment, Inc., JCC Holding Company and TABCORP Holdings Limited, an Australian public company	May 1999

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s directors, executive officers and persons who own more than 10% of the Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock. These directors, executive officers and principal shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file. There are specific dates by which these reports are to be filed and the Company is required to report in this report any failure during 2001 to file reports as required.

     Based solely on its review of the copies of reports furnished to the Company and written representations from certain of the Company’s directors and executive officers that no other reports were required, the Company believes that all Section 16(a) reporting and filing requirements relating to ownership of the Common Stock were complied with during 2001, with the exception of the late filing of one Annual Statement of Beneficial Ownership on Form 5 by Laurie Farris, a former executive officer of the Company.

Item 11.  Executive Compensation.

Compensation of Executive Officers

     The following table reflects the compensation during 2001 and the two previous fiscal years of the Chief Executive Officer and the four other most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000 in 2001 (the “Named Executive Officers”).

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards

Name and Principal						Securities
Position Held as of				Restricted Stock		Underlying Options	All Other
December 31, 2001	Year	Salary	Bonus	Awards(1)		(No. of Shares)	Compensation(2)

Craig Macnab,	2001	$384,000	$384,000	$—		—	$3,466
Chief Executive	2000	272,000	310,272	1,121,250	(3)	150,000	—
Officer	1999	*	*	*		*	*

Lee S. Wielansky,	2001	375,000	346,875	545,800	(4)	100,000	3,466
Chief Executive	2000	37,019	—	—		—	—
Officer,	1999	*	*	*		*	*
JDN Development Company, Inc.

John D. Harris, Jr.,	2001	200,000	167,000	—		—	3,466
Chief Financial	2000	187,223	165,000	220,000	(5)(6)	—	3,400
Officer	1999	135,355	49,066	—		—	2,707

Andrew E. Rothfeder,	2001	180,000	147,500	—		—	3,466
Executive Vice	2000	180,000	125,000	220,000	(5)(7)	—	3,400
President,	1999	149,800	110,219	—		—	2,996
JDN Development Company, Inc.

Leilani L. Jones,	2001	150,684	48,821	—		—	3,080
Vice President,	2000	143,509	47,999	110,000	(5)(8)	—	2,870
Director of	1999	134,750	45,362	—		—	2,695
Property Management

*	Not employed by the Company or JDN Development Company, Inc. (“JDN Development”) in 1999.

(1)	Aggregate market value calculated by multiplying fair market value of stock on date of grant by the number of shares granted. Dividends are paid to each Named Executive Officer on the shares of restricted stock held by him or her.

(2)	Represents (a) contributions by the Company to its Savings and Profit Sharing Plan (a 401(k) plan) allocated to the account of the Named Executive Officer and (b) for 2001, includes the dollar value of insurance premiums paid by the Company with respect to term life insurance for the benefit of the Named Executive Officer. In addition, certain of the Named Executive Officers received perquisites and other personal benefits in accordance with the terms of their employment agreements, which for each such Named Executive Officer did not exceed in the aggregate either $50,000 or 10% of the total annual salary and bonus reported for the Named Executive Officer.

(3)	Represents 115,000 shares of restricted stock granted on November 17, 2000 pursuant to the terms of Mr. Macnab’s employment agreement. Of this amount, 33,542 of the shares became vested as of the execution date of Mr. Macnab’s employment agreement (and became transferable on January 1, 2001), and the remaining 81,458 vested in equal monthly installments throughout the initial term of the employment agreement. As of December 31, 2001, Mr. Macnab held an aggregate of 19,162 shares of unvested restricted stock, valued at $236,267.

(4)	Represents 25,000 shares of restricted stock granted on February 13, 2001 pursuant to the terms of Mr. Wielansky’s employment agreement, all of which shares became vested on November 17, 2001, and 20,000 shares of restricted stock granted on December 14, 2001 pursuant to Mr. Wielansky’s amended employment agreement, all of which shares will vest on December 13, 2002. As of December 31, 2001, Mr. Wielansky held an aggregate of 20,000 shares of unvested restricted stock, valued at $246,600.

(5)	Pursuant to the 1993 Incentive Stock Plan (the “Incentive Plan”), the restrictions imposed on the award of restricted stock lapse and such shares become vested as a result of the participant’s continued employment with or engagement as a consultant or advisor by the Company through the date which is ten years after the grant date; provided, however, up to 20% of such shares become vested each year that the participant achieves the performance criteria adopted by the Compensation Committee for the year.

(6)	Represents 20,000 shares of restricted stock granted on July 14, 2000. As of December 31, 2001, Mr. Harris held an aggregate of 16,927 shares of unvested restricted stock, valued at $208,710.

(7)	Represents 20,000 shares of restricted stock granted on July 14, 2000. As of December 31, 2001, Mr. Rothfeder held an aggregate of 17,690 shares of unvested restricted stock, valued at $218,118.

(8)	Represents 10,000 shares of restricted stock granted on July 14, 2000. As of December 31, 2001, Ms. Jones held an aggregate of 8,339 shares of unvested restricted stock, valued at $102,820.

Option Grants in Last Fiscal Year

     The following table sets forth certain information concerning stock options granted to the Named Executive Officers in 2001.

Individual Grants

					Potential Realizable
	Number of	Percent of Total			Value of Assumed Annual
	Securities	Options Granted to			Rates of Stock Price
	Underlying Options	Employees in Fiscal	Exercise or Base		Appreciation for Option
Name	Granted	Year	Price Per Share	Expiration Date	Term*

					5%	10%

Lee S. Wielansky	100,000	63.5%	$11.74	12/14/11	$738,322	$1,871,054

*	Based on the closing price of the Common Stock of $11.74 per share as reported on the New York Stock Exchange on December 13, 2001, less the exercise price of the options. All of these options vest on December 13, 2002. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the SEC. There can be no assurance provided to the executive officer set forth above or any other holder of the Company’s securities that the actual stock price appreciation over the term will be at the assumed 5% or 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the above executive officer.

SAR Grants in Last Fiscal Year

     The Company granted no SARs to the Named Executive Officers in 2001.

Aggregated Option Exercises and Year-End Option Values

     The following table provides certain information with respect to unexercised options held by the Named Executive Officers at December 31, 2001. None of the Named Executive Officers exercised options during 2001.

	Number of Securities
	Underlying Unexercised		Value of Unexercised
	Options		In-The Money Options at
	at Fiscal Year-End		Fiscal Year-End*

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Craig Macnab	168,000	31,500	$322,500	$64,500
Lee S. Wielansky	200,000	100,000	366,000	59,000
John D. Harris, Jr.	60,000	—	—	—
Andrew E. Rothfeder	24,000	—	—	—
Leilani L. Jones	60,000	—	—	—

*	Based on the closing price of the Common Stock of $12.33 per share as reported on the New York Stock Exchange on December 31, 2001, less the exercise price of the options.

Compensation of Directors

     Directors who are employees of the Company or its subsidiaries receive no additional compensation for serving on the Board of Directors (the “Board of Directors”) of the Company or any committee of the Board of Directors. In 2001, Directors who were not employees of the Company or its affiliates were paid the compensation described below. All Directors receive reimbursement for any reasonable expenses incurred in attending Board of Directors or committee meetings.

     Directors who are not employees of the Company or its affiliates receive $1,000 each per in-person or telephonic Board or committee meeting attended (except the chairperson, who receives $1,500 per meeting), $500 per day for any special activity requested by the Board lasting three hours or less, and $1,000 per day for any similar activity lasting more than three hours.

     Although the JDN Realty Corporation 1993 Non-Employee Director Stock Option Plan (the “Director Plan”) provides that Directors who are not employees of the Company or its affiliates automatically receive options to purchase 15,000 shares of Common Stock on January 1 of each year at an exercise price equal to the fair market value of the Common Stock on the date of grant. An insufficient number of shares remained reserved for issuance under the Director Plan on January 1, 2002 for the full amount to be granted; therefore, each non-employee Director received an option to purchase 14,858 shares of Common Stock on January 1, 2002. The Director Plan was amended on February 13, 2001 to provide for a one-time grant of an option to purchase an additional 30,000 shares of Common Stock to each non-employee Director at an exercise price equal to the fair market value of the Common Stock on the date of grant. As of April 29, 2002, unexercised options to purchase an aggregate of 438,932 shares of Common Stock had been granted and were outstanding under the Director Plan. Options to purchase 4,500 shares issued under the Director Plan have been exercised.

     The Director Plan also provides that Directors who are not employees of the Company or its affiliates automatically receive on the first day of each calendar quarter shares of Common Stock in an amount equal to $8,750 (each a “Stock Award”) less the amount of Director Compensation (as defined in the Director Plan) each Director has deferred under the JDN Realty Corporation Deferred Director Compensation Plan (the “Deferral Plan”) for that fiscal year. The number of shares granted to each non-employee Director is based on a determination of the fair market value of the Company’s Common Stock on the grant date. Since the inception of the Deferral Plan in 1999, each eligible Director has elected to defer receipt of his Stock Award to a future date pursuant to the Deferral Plan. Shares of Common Stock received by Directors pursuant to Stock Awards that are not deferred pursuant to the Deferral Plan are not transferable for a period of six months after the award is made. As of April 29, 2002, an aggregate of 6,567 shares of Common Stock had been granted as Stock Awards to current and former non-employee Directors pursuant to the Director Plan.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

     The Company has entered into employment agreements with Messrs. Macnab, Harris and Rothfeder, and Ms. Jones as described below. JDN Development has entered into an employment agreement with Mr. Wielansky as described below.

     The following table sets forth the time periods covered by the employment agreements with each of the Named Executive Officers and the annual base salary provided for in those agreements.

Name	Effective Date	Termination Date	Contract Salary

Craig Macnab	April 2, 2000 (amended April 2, 2002)	December 14, 2002	$400,000

Lee S. Wielansky	November 27, 2000 (amended December 14, 2001)	December 14, 2002	$390,000

John D. Harris, Jr.	July 1, 2000	July 1, 2002*	$200,000

Andrew E. Rothfeder	June 11, 2001	June 11, 2003*	$180,000

Leilani L. Jones	November 27, 2000	November 27, 2002*	$143,509

*	The employment term is automatically extended for one year upon the occurrence of an anniversary of the effective date of the agreement, unless notice of termination is provided by either party at least 90 days prior to the expiration of the then-current term or unless the employment has otherwise terminated.

     In addition to the annual base salary listed above, each Named Executive Officer is generally entitled to participate in the Company’s incentive, savings, retirement and other benefit plans. Also, each such executive is entitled to an annual bonus based on performance criteria established by the Compensation Committee of the Board of Directors or in the case of Messrs. Macnab and Wielansky, in accordance with the criteria set forth in their respective employment agreements.

     In the event of a termination of employment of any of the Named Executive Officers for cause (as defined in the employment agreements), without cause, upon a change-in-control, or upon death or disability (as defined in the employment agreements) the terminated executive is entitled to receive accrued salary and vested deferred compensation (other than plan benefits which will be paid in accordance with the applicable plan) and other benefits through the date of termination. In addition, Messrs. Macnab, Wielansky and Harris and Ms. Jones are entitled to receive bonus compensation to the extent earned through the date of termination. None of the employment agreements with the Named Executive Officers provides for the payment of any additional severance payment in the event of a termination for cause. In the event of a termination without cause or upon a change-in-control (as defined in the employment agreements), any unvested options and restricted stock held by a Named Executive Officer vest and, in addition to the payments described above, each Named Executive Officer is entitled to receive the following severance compensation:

     Agreements with Messrs. Macnab and Wielansky

     Termination without cause: From the date of termination until December 14, 2002, an amount equal to any amount of his base salary that would be payable but for his early termination plus one year’s base salary at the rate payable at the time of termination. Upon the date his employment ceases as a result of a termination without cause, he will receive a bonus equal to 100% of his base salary.

     Termination upon change-in-control: From the date of termination until December 14, 2002, an amount equal to any amount of his base salary that would have been payable but for his early termination plus one year’s base salary at the rate payable at the time of termination. Upon the date his employment ceases as a result of a change-in-control, he will receive a bonus equal to 100% of his base salary.

     Agreement with Mr. Harris

     Termination without cause: Base salary for two years after termination.

     Termination upon change-in-control: For two years after termination, base salary plus the average of annual bonuses earned in the two years immediately preceding the date of termination.

     Agreement with Mr. Rothfeder

     Termination without cause: For two years after termination, base salary plus the average of the annual bonuses earned in the two years immediately preceding the date of termination less the amount of any compensation that he obtains from other employment during the second year of the period.

     Termination upon change-in-control: For two years after termination, base salary plus the average of annual bonuses earned in the two years immediately preceding the date of termination.

     Agreement with Ms. Jones

     Termination without cause: Base salary for one year after termination less the amount of any compensation that she obtains from other employment during such period.

     Termination upon change-in-control: For one year after termination, base salary plus the average of annual bonuses earned in the two years immediately preceding the date of termination.

     In addition to the provisions above, each of the employment agreements with the Named Executive Officers contains a restrictive covenant regarding non-competition applicable during the period of employment and, in the case of Mr. Macnab for a period of one year following the termination of employment. Each of the employment agreements with the Named Executive Officers contains a restrictive covenant regarding non-solicitation applicable during the period of employment and, in the case of Messrs. Macnab, Harris and Rothfeder, and Ms. Jones, for a period of one year following the termination of employment. The restrictive covenant with respect to non-solicitation contained in Mr. Wielansky’s employment agreement extends for any period during which Mr. Wielansky is entitled to severance compensation.

Compensation Committee Interlocks and Insider Participation

     The members of the Compensation Committee of the Board of Directors are Messrs. Greene and Byrnes. There are no interlocks among the members of the Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

     The following table sets forth certain information with respect to ownership of Common Stock on April 29, 2002 (except as otherwise indicated) by (i) each person known by the Company, based solely on a review of electronic filings made with the SEC, to be a beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each of the Company’s Directors and nominees for Director, (iii) each of the executive officers named in the Summary Compensation Table, and (iv) all executive officers and Directors of the Company as a group. Unless otherwise indicated, each shareholder listed below has sole voting and dispositive power with respect to the shares beneficially owned.

	Amount and Nature of		Percent of Common Stock
Name and Address of Beneficial Owner	Beneficial Ownership		Beneficially Owned (1)(2)

Warren E. Buffett 1440 Kiewit Plaza Omaha, Nebraska 68131	2,323,100		7.0%

Perkins, Wolf, McDonnell & Company 53 W. Jackson Boulevard, Suite 722 Chicago, Illinois 60604	4,339,700	(3)(4)	13.2	%(3)(4)

Berger Small Cap Value Fund 210 University Boulevard, Suite 900 Denver, Colorado 80206	3,000,000	(4)(5)	9.1	%(4)(5)

	Amount and Nature of Beneficial Ownership

				Percent of Common
		Shares with Right to	Total Beneficial	Stock Beneficially
Name of Beneficial Owner	Shares Held	Acquire (1)	Ownership	Owned (1)

Craig Macnab	145,414	194,500	339,914	1.0%
Lee S. Wielansky	40,000	200,000	240,000	*
John D. Harris, Jr.	21,938	60,000	81,938	*
Leilani L. Jones	10,544	60,000	70,544	*
Andrew E. Rothfeder	24,504	24,000	48,504	*
William G. Byrnes	19,283	40,000	59,283	*
Haywood D. Cochrane, Jr.	5,914	62,500	68,414	*
Philip G. Satre	2,947	25,000	27,947	*
William B. Greene	2,914	62,500	65,414 (6)	*
All Current Executive Officers and Directors as a Group (10 persons)	285,071	728,500	1,013,571	2.9%

*	Represents less than 1% of the outstanding shares of Common Stock.

(1)	Pursuant to the rules of the SEC, shares of Common Stock which beneficial owners identified in this table have a right to acquire within 60 days of the date indicated are deemed to be outstanding for the purpose of computing the percent of Common Stock beneficially owned by that owner but are not deemed outstanding for the purpose of computing ownership of any other beneficial owner in the table.

(2)	Amounts provided are the percentages reported on Schedule 13G or 13G/A filed with the SEC.

(3)	Consists of 111,200 shares as to which such holder has sole voting and dispositive power, and 4,228,500 shares as to which such holder has shared voting and dispositive power.

(4)	Perkins, Wolf, McDonnell & Company (“Perkins Wolf”) serves as a portfolio manager for Berger Small Cap Value Fund (“Berger”). Based on filings made by Perkins Wolf with the SEC, the 13.20% of Common Stock reported as beneficially owned by Perkins Wolf includes the 9.13% reported as beneficially owned by Berger.

(5)	Consists of 3,000,000 shares as to which such holder has shared voting and dispositive power.

(6)	Includes 1,500 shares held by the William B. Greene Trust, of which Mr. Greene serves as trustee.

Item 13.  Certain Relationships and Related Transactions.

     GeoSurvey, Ltd. Co. (“GeoSurvey”) performs survey work for the Company and until October 2000 was 50% owned by two former executive officers of JDN Development and 50% owned by an unrelated third party. In October 2000, the two former executive officer owners transferred their ownership interest to an unrelated third party. During the years ended December 31, 2000 and 1999, the Company paid for services provided by GeoSurvey in the amounts of $17,000 and $18,000, respectively. JDN Development paid additional amounts to GeoSurvey in 2000 and 1999.

     Comm-Aviation, LLC (“Comm-Aviation”), which was 99% owned by J. Donald Nichols, the Company’s former Chief Executive Officer, provided charter flight service to the Company. During the years ended December 31, 2000 and 1999, the Company paid for services provided by Comm-Aviation in the amounts of $47,000 and $126,000, respectively. JDN Development paid additional amounts to Comm-Aviation in 2000 and 1999.

     Lightyear Holdings, Inc. (formerly Unidial Holdings, Inc.) (“Lightyear”), which was 31% owned by Mr. Nichols through June 2, 2000, provided telecommunication services to the Company. Craig Macnab, a member of the Company’s Board of Directors and the Company’s President and Chief Executive Officer, was also a board member of Lightyear from August 1996 until April 2000. During the years ended December 31, 2000 and 1999, the Company paid for services provided by Lightyear in the amounts of $37,000 and $49,000, respectively.

     L3 Corporation (“L3”), a real estate company that provides leasing and brokerage services to tenants, is owned by the brother of Lee S. Wielansky, Executive Vice President and Director of the Company and President and Chief Executive Officer of JDN Development. In December 2001, the Company executed a lease with a tenant in which L3 was listed as an exclusive broker along with another real estate company. Pursuant to the lease and related agreements, the Company is expected to pay the exclusive brokers $56,000 in 2002. Compensation for these services is determined to be at market rates. As of December 31, 2001 the Company was negotiating a lease at a different location with the same tenant where L3 is expected to be named as an exclusive broker. Payments to the exclusive brokers in this lease are expected to be $76,000 and to be paid in 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JDN REALTY CORPORATION

Dated: April 30, 2002	By:	/s/ John D. Harris, Jr.

John D. Harris, Jr. Chief Financial Officer