Form 10-Q
period 2002-03-31
JDN REALTY CORP
filed 2002-05-07
CIK 916836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to                             .

Commission file number 001-12844

JDN REALTY CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Maryland	58-1468053
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes  ☒    No  ☐

As of April 30, 2002, 34,812,588 shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

FORWARD-LOOKING STATEMENTS IN FORM 10-Q

Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used, statements, which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements are, by their nature, subject to known and unknown risks and uncertainties. Forward-looking statements include statements regarding future sales of real estate, future development activities, including the level of such activities with certain tenants, future redevelopment of shopping center properties and projected capital requirements for, number of, and timing of shopping centers to be delivered from the Company’s development pipeline, refinancing maturing debt obligations, availability of future financing sources and results of review of strategic and financing alternatives. Among the factors that could cause actual results to differ materially from those anticipated are the following: changes in the composition of senior management and the Board of Directors; the ability to attract and retain key employees; business conditions and the general economy, especially as they affect interest rates and value oriented retailers; the ability to release or retenant anchor spaces at shopping centers where anchor tenants either announced a store closing or negotiated early lease termination; the growth plans of the Company’s tenant customers and potential bankruptcy of tenants in the Company’s operating shopping centers; the federal, state and local regulatory environment; the ability to refinance maturing debt obligations on acceptable terms; the availability of debt and equity capital with acceptable terms and conditions including, without limitation, the availability of bank credit to fund development and redevelopment activities; the ability to sell operating shopping center properties and parcels of land as projected and upon economically favorable terms; the availability of new development opportunities; changes in the financial condition or corporate strategy of or business relations with primary retail tenants, or the loss of one or more of the Company’s primary retail tenants or their ability to pay rent; the ability to fund, complete and lease existing development and redevelopment projects on schedule and within budget; the ability to maintain or obtain all necessary licenses, permits and approvals required to conduct the Company’s business; tax legislation affecting the development business of JDN Realty Corporation and JDN Development Company, Inc.; and the ability of JDN Realty Corporation to maintain its qualification as a real estate investment trust (“REIT”). Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are detailed from time to time in press releases and reports filed by JDN Realty Corporation with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K. See “Risk Factors” under Part I, Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The Company assumes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

JDN REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(Unaudited)
	(In thousands)
ASSETS
Shopping center properties, at cost:
Land	$323,511	$289,296
Buildings and improvements	632,300	624,759
Property under development	142,140	188,484

	1,097,951	1,102,539
Less: accumulated depreciation and amortization	(91,782)	(88,152)
Property held for sale	18,771	—

Shopping center properties, net	1,024,940	1,014,387
Restricted cash—escrow	1,714	1,815
Accounts receivable	25,015	17,160
Investments in and advances to unconsolidated entities	12,095	12,628
Deferred costs, net of amortization	5,303	6,238
Other assets	12,982	13,235

	$1,082,049	$1,065,463

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unsecured notes payable	$234,775	$234,759
Secured line of credit and term loan	256,000	230,000
Mortgage notes payable	96,987	96,362
Accounts payable and accrued expenses	20,103	27,633
Other liabilities	13,245	14,191

Total liabilities	621,110	602,945
Third party investors’ interest	3,000	2,999
Shareholders’ Equity
Preferrd stock, par value $.01 per share—authorized 20,000,000 shares: 9 3/8% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25 per share, issued and outstanding 2,000,000 shares in 2001 and 2000, respectively	20	20
Common stock, par value $.01 per share—authorized 150,000,000 shares, issued and outstanding 34,796,073 and 34,795,045 shares in 2002 and 2001, respectively	348	348
Paid-in capital	472,844	475,264
Accumulated other comprehensive loss	(3,101)	(4,266)
Accumulated deficit	(12,172)	(11,847)

	457,939	459,519

	$1,082,049	$1,065,463

See Notes to Consolidated Financial Statements

JDN REALTY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(In thousand)
Revenues
Minimum and percentage rents	$21,806	$22,558
Recoveries from tenants	3,568	3,851
Other revenue	2,972	67

Total revenues	28,346	26,476
Operating expenses:
Operating and maintenance	2,473	2,746
Real estate taxes	2,301	1,888
General and administrative	2,844	3,419
Corporate investigation and legal costs	—	573
Impairment loss	200	—
Depreciation and amortization	5,277	5,356

Total operating expenses	13,095	13,982

Income from continuing operations	15,251	12,494
Other income (expense):
Interest expense, net	(7,668)	(8,750)
Other income (expense), net	(1,344)	786
Equity in net income (loss) of unconsolidated entities	143	(313)

Income from continuing operations before minority interest in net income of consolidated subsidiaries and net gain on real estate sales	6,382	4,217
Minority interest in net income of consolidated subsidiaries	(40)	(42)

Income from continuing operations before net gain on real estate sales	6,342	4,175
Net gain on real estate sales
Operating	—	9,761
Non-operating	775	1,979

Income from continuing operations	7,117	15,915
Discontinued operations
Income from operating properties sold or held for sale	267	196
Gain on disposal of operating properties, net of impairment loss	393	—

Income before extraordinary item and cumulative effect of change in accounting principle	7,777	16,111
Extraordinary item	—	(1,608)

Income before cumulative effect of change in accounting principle	7,777	14,503
Cumulative effect of change in accounting principle	(172)	(280)

Net income	7,605	14,223
Dividends to preferred shareholders	(1,172)	(1,172)

Net income attributable to common shareholders	$6,433	$13,051

Income per common share—basic:
Income from continuing operations (net of preferred dividends)	$0.17	0.45
Discontinued operations	0.02	0.01
Extraordinary item	—	(0.05)
Cumulative effect of change in accounting principle	—	(0.01)

Net income attributable to common shareholders	$0.19	$0.40

Income per common share—diluted:
Income from continuing operations (net of preferred dividends)	$0.17	0.45
Discontinued operations	0.02	0.01
Extraordinary item	—	(0.05)
Cumulative effect of change in accounting principle	—	(0.01)

Net income attributable to common shareholders	$0.19	$0.40

Dividends per common share	$0.27	$0.30

See Notes to Consolidated Financial Statements

JDN REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Net cash provided by operating activities	$5,854	$8,706
Cash flows from investing activities:
Development of shopping center properties	(28,569)	(17,023)
Improvements to shopping center properties	(348)	(1,176)
Investments in and advances to unconsolidated entities	391	(791)
Proceeds from real estate sales	7,107	49,080
Other	95	(8)

Net cash provided by (used in) investing activities	(21,324)	30,082
Cash flows from financing activities:
Proceeds from line of credit and term loan	69,000	250,400
Proceeds from mortgages and notes payable	7,701	—
Principal payments on line of credit and term loan	(43,000)	(269,000)
Principal payments on mortgages and notes payable	(7,076)	(4,094)
Distributions paid to preferred shareholders	(1,172)	(1,172)
Distributions paid to common shareholders	(9,397)	(9,863)
Payments for deferred loan financing charges	(426)	(5,634)
Other	(160)	—

Net cash provided by (used in) financing activities	15,470	(39,363)

Decrease in cash and cash equivalents	—	(575)
Cash and cash equivalents, beginning of period	—	9,277

Cash and cash equivalents, end of period	$—	$8,702

See Notes to Consolidated Financial Statements

JDN REALTY CORPORATION

Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2002

1.    THE COMPANY

JDN Realty Corporation (the “Company”) is a real estate company specializing in the development and asset management of retail shopping centers. As of March 31, 2002, the Company’s operating shopping centers and development projects were located in 21 states. The Company has elected to be taxed as a real estate investment trust (“REIT”).

2.    BASIS OF PRESENTATION

The accompanying financial statements represent the consolidated financial statements of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income.    Comprehensive income for the three months ended March 31, 2002 and 2001 was $7.6 million and $13.1 million, respectively. Comprehensive income is a measure of net income plus “other comprehensive income”, which is composed of fluctuations in the fair value of the Company’s two interest rate swaps.

Reclassifications.    Certain amounts as previously reported have been reclassified to conform to the current period’s presentation.

New Accounting Pronouncements.    In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142, which is effective for the Company as of January 1, 2002, prohibits regular amortization of goodwill and requires at least an annual impairment analysis of all recorded goodwill. Upon adoption of SFAS No. 142, the Company recorded a cumulative effect of change in accounting principle of $172,000 related to impairment of the Company’s goodwill.

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under the new guidance, management reviews long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates the carrying amount of the asset may not be recoverable and the future undiscounted cash flows expected to be generated by the asset are less than its carrying amount. If such assets are considered to be impaired, the Company records impairment losses and reduces the carrying amount of impaired assets to an amount that reflects the fair value of the assets at the time impairment is evident. Management also reviews estimated selling prices of assets held for sale and records impairment losses to reduce the carrying amount of assets held for sale when the carrying amounts exceed the estimated selling prices less costs to sell. Also, material long-lived assets held for sale are separately identified in the consolidated balance sheets and their related net operating income is segregated as income from discontinued operations in the consolidated statements of income. In addition, depreciation of long-lived assets held for sale is not recorded. If an asset held for sale reverts to an asset used in operations, the asset will be measured at the lower of the original carrying cost, adjusted for the forgone depreciation, or the fair value at the date of the decision to hold the asset. Adoption of SFAS No. 144 did not have a material effect on the Company.

4.    CONSTRUCTION LOAN

On March 22, 2002, the Company closed a construction loan secured by land and improvements in Grandville, Michigan (the “Grandville Loan”). The Grandville Loan provides for maximum borrowings of $20.2 million, of which $7.7 million was outstanding as of March 31, 2002. The Grandville Loan matures in March 2004, but may be extended to March 2006 provided certain leasing and development targets are met. The Grandville Loan bears interest at LIBOR plus 2%.

5.    SHOPPING CENTER DISPOSITIONS

During the three months ended March 31, 2002, the Company sold a 53,365 square foot shopping center to an unrelated party in Eastman, Georgia for $2.9 million. Additionally, as of March 31, 2002 the Company had one shopping center under contract to sell. On April 1, 2002, the Company sold this shopping center for $13.2 million. The Company recorded an impairment loss in the three months ended March 31, 2002 of $402,000 related to the disposition of this property, which is reflected in Gain on disposal of operating properties, net of impairment loss on the Company’s consolidated statements of income.

6.    CONTINGENCIES

On February 20, 2002, the SEC entered an Order accepting the terms of an offer of settlement previously submitted by the Company in connection with a formal investigation initiated by the SEC against the Company in 2000. Under the terms of the settlement, the Company agreed to entry of the Order, which does not include any monetary fine, directing it to cease and desist from committing or causing any violation or any future violation of certain provisions of the federal securities laws. The Company consented to the issuance of the Order without admitting or denying the findings sets forth in the SEC’s Order.

The Company is from time to time a party to other legal proceedings that arise in the ordinary course of its business. The Company is not currently involved in any litigation in addition to the lawsuits described above the outcome of which would, in management’s judgement based on information currently available, have a material adverse effect on the results of operations or financial condition of the Company, nor is management aware of any such litigation threatened against the Company.

7.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended March 31,
	2002	2001
Numerator:
Income before discontinued operations, extraordinary item and cumulative effect of change in accounting principle	$7,117	$15,915
Discontinued operations	660	196
Extraordinary item	—	(1,608)
Cumulative effect of change in accounting principle	(172)	(280)

Net income	7,605	14,223
Dividends to preferred shareholders	(1,172)	(1,172)

Net income attributable to common shareholders	$6,433	$13,051

Denominator:
Weighted-average shares outstanding	34,803	32,866
Unvested restricted stock outstanding	(224)	(351)

Denominator for basic earnings per share	34,579	32,515
Dilutive effect of stock options and unvested restricted stock	153	145

Denominator for diluted earnings per share	34,732	32,660

Income per common share—basic:
Income before discontinued operations, extraordinary item and cumulative effect of change in accounting principle (net of preferred dividends)	$0.17	$0.45
Discontinued operations	0.02	0.01
Extraordinary item	—	(0.05)
Cumulative effect of change in accounting principle	—	(0.01)

Net income attributable to common shareholders	$0.19	$0.40

Income per common share—diluted:
Income before discontinued operations, extraordinary item and cumulative effect of change in accounting principle (net of preferred dividends)	$0.17	$0.45
Discontinued operations	0.02	0.01
Extraordinary item	—	(0.05)
Cumulative effect of change in accounting principle	—	(0.01)

Net income attributable to common shareholders	$0.19	$0.40

Of total options outstanding, options to purchase 525,250 and 809,459 shares of common stock for the three months ended March 31, 2002 and 2001, respectively, were outstanding but were not considered in the computation of diluted earnings per share because the options’ exercise prices were higher than the average market price of the common shares for the applicable periods. Therefore, the effect of these options on earnings per share would be antidilutive.

The Company is the general partner in a limited partnership that issued limited partnership units initially valued at $3.0 million in a limited partnership formed to own and operate a shopping center in Milwaukee, Wisconsin. Subject to certain conditions, the limited partnership units are exchangeable for cash or 139,535 shares of the Company’s common stock. As of March 31, 2002, none of the limited partnership units have been exchanged for shares. Using the “if-converted” method, the effect of these units is antidilutive; therefore, they have been excluded from the computation of earnings per share.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS

Overview

JDN Realty Corporation is a real estate company specializing in the development and asset management of retail shopping centers. When referred to herein, the term “Company” represents JDN Realty Corporation and its wholly owned or majority-owned subsidiaries. As of March 31, 2002, the Company owned and operated, either directly or indirectly through an affiliated entity, 100 shopping center properties containing approximately 11.3 million square feet of gross leasable area (“Company GLA”) located in 20 states, with the highest concentrations of Company GLA in Georgia, Tennessee, and Wisconsin. The principal tenants of the Company’s properties include Lowe’s, Wal-Mart and Kohl’s. As of March 31, 2002, the Company had 16 projects under construction. JDN Realty Corporation was incorporated under Maryland law in 1993 and has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.

Results of Operations

Comparison of the Three Months Ended March 31, 2002 to the Three Months Ended March 31, 2001

During 2002 and 2001, the Company developed and began operations at 36 properties totaling approximately 4.0 million square feet (the “Development Properties”). During 2002 and 2001, the Company disposed of 18 properties totaling approximately 1.8 million square feet (the “Disposition Properties”). As indicated below, the Development Properties and the Disposition Properties affected the Company’s results of operations.

Minimum and percentage rents decreased $751,000 or 3.3% to $21.8 million for the three months ended March 31, 2002 from $22.6 million for the same period in 2001. Minimum and percentage rents decreased $2.8 million as a result of the Disposition Properties. This decrease is partially offset by a $2.1 million increase related to the Development Properties. The remaining $48,000 decrease is the result of a slight decrease in occupancy at existing properties.

Recoveries from tenants decreased $283,000 or 7.4% to $3.6 million for the three months ended March 31, 2002 from $3.8 million for the same period in 2001. Recoveries from tenants decreased $351,000 as a result of the Disposition Properties. This decrease is partially offset by a $239,000 increase related to the Development Properties. The remaining decrease primarily relates to net decreases in recoverable expenses at existing properties.

Other revenue increased $2.9 million to income of $3.0 million for the three months ended March 31, 2002 from $67,000 for the same period in 2001. Other revenue for the three months ended March 31, 2002 of $3.0 million represents lease termination fees at two of the Company’s shopping center properties and management fees earned on third-party management services. Other revenue for the three months ended March 31, 2001 of $67,000 represents management fees earned on third-party management services.

Operating and maintenance expenses decreased $273,000 or 9.9% to $2.4 million for the three months ended March 31, 2002 from $2.7 million for the same period in 2001. Operating and maintenance expenses decreased $230,000 as a result of the Disposition Properties. This decrease is partially offset by a $120,000 increase related to the Development Properties. The remaining decrease is a result of decreased operating and maintenance expenses at existing properties.

Real estate taxes increased $413,000 or 21.9% to $2.3 million for the three months ended March 31, 2002 from $1.9 million for the same period in 2001. Real estate taxes increased by $485,000 as a result of the Development Properties. This increase is partially offset by a $159,000 decrease related to the Disposition Properties. The remaining increase is a result of previously capitalized real estate taxes on non-income producing land that are now being expensed.

General and administrative expenses decreased $575,000 or 16.8% to $2.9 million for the three months ended March 31, 2002 from $3.4 million over the same period in 2001. The decrease is primarily related to a decrease in salaries and related personnel expenses as well as a decrease in the use of temporary employees.

Corporate investigation and legal costs decreased $573,000 to $0 for the three months ended March 31, 2002 for the same period in 2001. The costs incurred in 2001 represent the professional fees incurred by the Company primarily as a result of the investigation by the SEC and the class action lawsuits. See “Contingencies” under Part I, Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Impairment loss for the three months ended March 31, 2002 of $200,000 represents a charge to reduce the basis of non-operating land held for sale to estimated fair value less costs to sell. There was no such impairment loss in the three months ended March 31, 2001.

Depreciation and amortization expense decreased $79,000 or 1.5% to $5.3 million for the three months ended March 31, 2002 from $5.4 million for the same period in 2001. Depreciation and amortization decreased $616,000 as a result of the Disposition Properties. This decrease is partially offset by a $333,000 increase related to the Development Properties. The remaining increase is a result of depreciation adjustments made in the first quarter 2001.

Interest expense, net of capitalized amounts, decreased $1.1 million or 12.4% to $7.6 million for the three months ended March 31, 2002 from $8.7 million for the same period in 2001. Of this decrease, $1.4 million relates to a reduction in the underlying LIBOR rate paid on the Company’s bank credit facilities and $322,000 relates to reduced amortization of deferred loan costs. The remaining increase primarily relates to a reduction in interest capitalized into construction projects.

Other income (expense), net decreased $2.1 million to net expense of $1.3 million for the three months ended March 31, 2002 from net income of $786,000 for the same period in 2001. Of this decrease, $1.1 million relates to an increase in provision for abandoned projects and $381,000 relates to a decrease in miscellaneous interest income. The remaining decrease primarily relates to a decrease in brokerage commissions and development fee revenue earned from third parties.

Equity in net income (loss) of unconsolidated entities increased $457,000 for the three months ended March 31, 2002. Of this increase, $248,000 relates to the Company’s portion of income from a limited liability company in which the Company obtained 49% economic interest in September 2001, and $120,000 relates to the disposition of a 50% interest in another limited liability company in May 2001. The remaining increase relates to the Company’s portion of income and losses incurred by the Company’s remaining four unconsolidated joint ventures.

Net gain on real estate sales decreased $10.9 million to a net gain of $775,000 for the three months ended March 31, 2002 from a net gain of $11.7 million for the same period in 2001. Net gain on real estate sales for the three months ended March 31, 2002 represents a net gain on the sale of six parcels of land. Net gain on real estate sales for the three months ended March 31, 2001 represents a net gain on the sale of six shopping centers and three parcels of land.

Significant Accounting Policies

In February 2002, the SEC issued Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies (“FR-60”). FR-60 encouraged public companies to include a discussion of critical accounting policies or methods that require management’s most difficult, subjective or complex judgements. As these judgements increase in difficulty, subjectivity, or complexity, the certainty of financial statements may decrease. The footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 includes a summary of the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

Allocation of Capitalized Project Costs: The Company capitalizes construction costs, property taxes, interest and other miscellaneous costs that are directly identifiable with a project from pre-acquisition until construction is complete and the development is ready for its intended use, in accordance with SFAS No. 67 and SFAS No. 34. The Company allocates the capitalized project costs to the various components of the project based on the components’ relative fair value. The Company’s cost allocation method requires the use of management estimates regarding the fair market value of each project component. Management bases its estimates on current market appraisals, comparable sales, existing sale and purchase contracts, historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the fair market value of real estate assets. Actual results may differ from these estimates under different assumptions or conditions, which would alter the gain or loss on disposition of the individual project components. The Company’s initial cost allocation is periodically revised to reflect current estimates and new information as to the realized values of the project’s components.

Impairment of Long-Lived Assets: In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management reviews long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates the carrying amount of the asset may not be recoverable and the future undiscounted cash flows expected to be generated by the asset are less than its carrying amount. If such assets are considered to be impaired, the Company records impairment losses and reduces the carrying amount of impaired assets to an amount that reflects the fair value of the assets at the time impairment is evident. The Company’s impairment review process relies on management’s judgement regarding the indicators of impairment, the remaining lives of assets used to generate assets’ undiscounted cash flows, and the fair value of assets at a particular point in time. Management uses historical experience, current market appraisals, and various other assumptions to form the basis for making judgments about the impairment of real estate assets. Under different assumptions or conditions, the asset impairment analysis may yield a different outcome, which would alter the gain or loss on the eventual disposition of the asset.

Funds From Operations

Funds from operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts, Inc. to mean net income, computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains or losses from debt restructuring, sales of property, cumulative effect of changes in accounting principles and results of discontinued operations not related to real estate assets sold, transferred or held for sale, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash provided by operating activities, investing activities and financing activities, it provides investors with an indication of the Company’s ability to make capital expenditures and to fund other cash needs. The Company’s method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash provided by operating activities as defined by GAAP, should not be considered an alternative to net income (determined in accordance with GAAP) as an indication of operating performance and is not indicative of cash available to fund all cash flow needs, including the Company’s ability to make cash distributions. The Company has presented below the calculation of FFO for the periods indicated:

(In thousands)	Three Months Ended March 31,
	2002	2001
Net income attributable common shareholders	$6,433	$13,061
Depreciation of real estate assets	4,890	4,995
Amortization of tenant allowances and tenant improvements	109	79
Amortization of deferred leasing costs	226	201
Net gain on operating real estate sales	—	(9,761)
Gain on disposal of operating properties, net of impairment loss	(393)	—
Extraordinary item	—	1,608
Cumulative effect of change in accounting principle	172	280
Adjustments related to activities in unconsolidated entities	229	26

FFO	$11,666	$10,479

Leasing and Tenant Information

As of March 31, 2002, Lowe’s, Wal-Mart and Kohl’s Companies represented 16.0%, 5.0% and 3.4%, respectively, of the Company’s annualized base rent (“Company ABR”). In addition, at that date, anchor tenants represented 39.0% of Company ABR and national and regional tenants represented 83.2% of Company ABR. As of March 31, 2002, properties owned and operated by the Company and one affiliated entity were 93.2% leased. Occupancy decreased in the first quarter from 94.4% as of December 31, 2001 primarily as a result of early lease terminations of a 48,000 square foot anchor tenant at a shopping center located in Ft. Oglethorpe, Georgia and a 78,000 square foot tenant at a shopping center located in West Allis, Wisconsin.

As of March 31, 2002, the Company operated shopping center properties in 20 states. Shopping center properties located in Georgia, Tennessee, Wisconsin and North Carolina represented 38.6%, 10.0%, 6.6% and 5.2%, respectively, of Company ABR.

The Company derives the majority of its rental income and development activities from the retail industry and is therefore exposed to adverse trends or events affecting segments of the retail industry. As of March 31, 2002, the Company was exposed primarily to the following segments of the retail industry:

Retail Segment	Percentage of Company ABR
Home Improvement	16.0%
Supermarket	11.1%
Restaurant	9.5%
Discount	7.7%
Discount Department Stores	5.4%
Apparel	4.7%
Office Supplies	4.6%
Electronics	3.7%
Home Goods	3.3%

On January 22, 2002, Kmart Corporation, an anchor tenant in five of the Company’s wholly or jointly owned shopping centers, filed for Chapter 11 bankruptcy. As of March 31, 2002, Kmart has announced the store closing of one of the Company’s five leases, representing approximately $329,000 of Company ABR. Under Chapter 11 bankruptcy protection, Kmart has the ability to affirm or reject pre-petition lease agreements. The Company’s five Kmart leases represent approximately 2.9% of Company ABR and 4.3% of Company GLA. There can be no assurance that Kmart will accept the Company’s leases or that the leases will not be accepted under reduced rental rates. Rejection of any or all of the Company’s Kmart leases could have an adverse effect on the Company’s results of operations.

New Development Activities

The Company’s primary business has historically been to develop shopping centers anchored by value-oriented, necessity-item retailers such as Lowe’s, Wal-Mart, Kroger and Kohl’s. The Company expects to continue to pursue development opportunities with the types of retailers with which it has traditionally worked while increasing its focus on grocers and grocery-anchored shopping centers. The Company’s Investment Committee reviews and authorizes funds for new projects and substantial changes to existing projects to assure compliance with the Company’s investment objectives. The Investment Committee focuses primarily on developments for credit-worthy anchor tenants in high barrier-to-entry markets with demographic attributes that will result in favorable rates of returns on the Company’s investments. Management believes that the Company’s focus on location combined with developing for retailers who are leaders in their local markets will enable the Company to achieve rates of return on its investments in shopping center properties consistent with the Company’s objectives.

Management expects the Investment Committee to approve more projects in 2002 than it approved in 2001. However, there can be no assurance that the volume of the Company’s new development activities will increase as expected, which may have an adverse affect on the Company’s future revenue, growth rate of net income and FFO.

Redevelopment Activities

The Company’s business strategy also includes the selective redevelopment, retenanting and expansion of shopping centers to increase cash flows and property values while simultaneously earning an appropriate return on the Company’s investment. The Company has historically been active in its tenant expansion plans as changing demographics and increased sales warrant expansion or relocation. Redevelopment projects have included the addition of anchor tenants, changes in the tenant mix and the reconfiguration of shopping centers. The Company has worked closely with several anchor tenants to enlarge their stores and enhance merchandising capabilities.

The Company is currently involved in shopping center redevelopments located in Milwaukee, Wisconsin, Pensacola, Florida and Ocala, Florida and retenanting of vacant anchor space in Denver, Colorado. Additionally, management is evaluating redevelopment or retenanting opportunities at four shopping centers in which anchor tenants have either announced a store closing or have negotiated early lease terminations. Redeveloping or retenanting is dependent on locating qualified tenants that have the ability to meet the terms as outlined in their respective leases. In the event the Company is unable to locate qualified tenants, or if rents achieved are less than rents received from previous tenants, the Company’s results of operations may be adversely affected and the Company may be forced to write down the value of one or more of its assets.

Liquidity and Capital Resources

Sources and Uses of Funds

Historically, the Company’s primary sources of funds have been cash provided by operating activities, proceeds from lines of credit, term debt, secured mortgage notes payable, debt and equity offerings, and sales of real estate. The Company’s primary uses of funds have historically been development and redevelopment and acquisition of shopping center properties, distributions to shareholders, repayment of outstanding indebtedness, repurchase of common stock, scheduled debt amortization, leasing costs and improvements to shopping center properties. The Company generally has used cash provided by operating activities and proceeds from land sales to fund its distributions to shareholders, leasing costs, capital improvements to existing properties and scheduled debt amortization. The Company has used proceeds from its lines of credit, term debt, secured mortgage notes payable, debt and equity offerings and real estate sales to repay outstanding indebtedness, to repurchase common stock and to fund its ongoing development, redevelopment and acquisition activities.

During the three months ended March 31, 2002, the Company incurred $28.6 million in development costs. The Company funded these development costs primarily with borrowings under its lines of credit and from construction loans.

Indebtedness

As of March 3 1, 2002, the Company’s indebtedness consisted of the following:

	Principal Balance	Effective Interest Rate		Maturity Date	Percent of Total Indebtedness	Months to Maturity
	(in thousands)
Fixed Rate
Mandatory Par Put Remarketed Securities (“MOPPRS”)	75,000	7.08%	(1)	31-Mar-03	12.8%	12
Mortgage note payable—Richmond, Kentucky	5,792	7.63%	(2)	01-Dec-03	1.0%	20
Seven Year Notes	74,917	7.10%	(1)	01-Aug-04	12.7%	28
Ten Year Notes	84,857	7.23%	(1)	01-Aug-07	14.4%	64
Mortgage note payable—Milwaukee, Wisconsin	3,996	7.75%		01-Aug-09	0.7%	88
Mortgage note payable—Marietta, Georgia	10,397	7.72%	(1)	15-Nov-17	1.8%	188
Mortgage note payable—Lilburn, Georgia	11,912	6.74%	(1)	10-Feb-18	2.0%	191
Mortgage note payable—Woodstock, Georgia	11,204	6.63%	(1)	15-Apr-18	1.9%	193
Mortgage note payable—Hendersonville, Tennessee	10,207	7.71%	(1)	15-Jan-19	1.7%	202
Mortgage note payable—Alpharetta, Georgia	12,778	6.70%	(1)	15-Apr-19	2.2%	205

	301,060	7.15%			51.2%	66
Floating Rate (3)
Revolving Line of Credit	96,000	7.04%	(4)	31-Dec-02	16.3%	9
Term Loan	150,000	8.10%	(4)	31-Dec-02	25.5%	9
Swing Line of Credit	10,000	5.94%		31-Dec-02	1.7%	9
Denver, Colorado	23,000	4.86%	(5)	31-May-02	3.9%	2
Construction Loan—Grandville, Michigan	7,701	3.90%	(6)	20-Mar-04	1.3%	24

	286,701	7.30%			48.8%	9

	$587,761	7.22%			100.0%	38

(1)	Represents stated rate plus amortization of deferred loan costs.
(2)	The interest rate on this note is adjusted on December 1 of each year.
(3)
Floating rate debt exposure is limited through investment in financial derivatives. As of March 31, 2002, the $150,000 term loan and $50,000 of the revolving line of credit were hedged with interest rate swaps that effectively fix the underlying LIBOR rate at 4.62% and 3.585%, respectively.

(4)	Represents stated rate of LIBOR plus 2.125% plus interest rate swap differential and amortization of deferred loan costs.
(5)	Represents stated rate of LIBOR plus 2.00% plus amortization of deferred loan costs.
(6)	Represents stated rate of LIBOR plus 2.00%.

The Revolving Line of Credit and Term Loan are part of a $300.0 million secured credit facility with a bank group (the “Secured Credit Agreement”) that is scheduled to mature December 31, 2002. The Company may extend the term until January 1, 2003 provided that the Company is in compliance with its terms.

Interest on loans made pursuant to the Secured Credit Agreement ranges from LIBOR plus 1.75% to LIBOR plus 2.25%, based upon the Company’s leverage and credit quality or, at the Company’s discretion, the agent’s prime lending rate. As of March 31, 2002, the Company had $44.0 million available under the Revolving Line of Credit.

The Secured Credit Agreement provides that the loans thereunder be secured by first priority security interests in certain of the Company’s retail shopping center properties. As of March 31, 2002, there were 52 properties valued at approximately $508.8 million securing these loans. The Secured Credit Agreement contains certain requirements for each property within the Borrowing Base Properties (as defined in the Secured Credit Agreement) and certain value and occupancy requirements for the Borrowing Base in the aggregate. The Company may, however, add, remove or substitute certain of its other properties as Borrowing Base Properties subject to the conditions set forth in the Secured Credit Agreement.

The Secured Credit Agreement contains financial covenants including, but not limited to, a liabilities-to-assets ratio, fixed charges coverage ratios and a net worth covenant. In addition, the Secured Credit Agreement r estricts the amount of distributions to the Company’s shareholders to 95% of the Company’s funds from operations (as defined in the Secured Credit Agreement), subject to certain exceptions, including additional distributions necessary to maintain its REIT status.

The Company maintains two interest rate swap contracts with notional amounts of $150 million and $50 million, respectively, that convert its variable interest payments on the term loan and $50 million of the revolving line of credit to fixed interest payments by effectively fixing the underlying LIBOR rate at 4.62% and 3.585%, respectively. These swaps have been designated and qualify under the provisions of SFAS No. 133 as cash flow hedges, and the Company has determined that they are effective in offsetting the variable interest cash flows on the related debt instruments. The fluctuations in the fair value of the interest rate swaps are included in accumulated other comprehensive loss, a component of shareholders’ equity, and other liabilities in the consolidated balance sheets.

On March 22, 2002, the Company closed a construction loan secured by land in Grandville, Michigan (the “Grandville Loan”). The Grandville Loan provides for maximum borrowings of $20.2 million, of which $7.7 million was outstanding as of March 31, 2002. The Grandville Loan matures in March 2004, but may be extended to March 2006 provided certain leasing and development targets are met. The Grandville Loan bears interest at LIBOR plus 2%.

Future Sources and Uses of Funds

The Company believes that cash provided by operating activities and land sales will be sufficient to fund its required distributions to shareholders, scheduled debt amortization, leasing costs and improvements to the Company’s operating shopping centers.

The most significant use of capital for the Company is its development activities. As of March 31, 2002, the Company had 16 projects under construction. The Company expects that the capital required to fund the future costs of these 16 projects, net of estimated construction reimbursements and expected land sales to retailers who will build and own their space in these projects, is approximately $83.4 million. These future costs are expected to be incurred during the remainder of 2002 through 2004. This projected capital requirement includes a number of assumptions including commitments by anchor and secondary anchor tenants. If some or all of these tenants do not execute leases, management anticipates that the amount required to finance these projects will be less. In addition, the Company intends to commence construction of other projects in 2002 requiring additional capital during the remainder of 2002 through 2004.

The Company expects the sale of all or portions of operating shopping center properties in addition to the sale of various parcels of land adjacent to its operating properties to be a significant source of capital for the Company to fund its development activities. As of March 31, 2002, the Company had one shopping center under contract to sell for $13.2 million. The Company is marketing additional shopping centers for sale that are expected to close during the remainder of 2002. Additionally, as of March 31, 2002, the Company had eight vacant land parcels with an aggregate book value of approximately $5.9 million under contract to sell for aggregate net proceeds of approximately $7.0 million. The closing of these transactions is dependent upon, among other things, completion of due diligence and the ability of some of the purchasers to successfully obtain financing. Therefore, there can be no assurance that any of these transactions will close when expected or at all.

The Company also expects to utilize construction loans on certain development projects to help fund its development activities. On March 22, 2002 and April 12, 2002, the Company closed on construction loans on projects in Grandville, Michigan and Mesquite, Texas, respectively. In addition, the Company expects to close two more construction loans in the second quarter of 2002. Collectively, these loans are expected to net proceeds of $65.5 million. The ability to close future construction loans is dependent upon a number of factors, including achievement of adequate pre-leasing and satisfaction of any environmental, title or other issues with respect to the underlying real estate. In addition to construction loans, the Company may issue equity securities to help fund its development and redevelopment activities.

In addition to its operating and development liquidity needs, significant amounts of Company debt will mature in 2002 and 2003. The Secured Credit Agreement ($256.0 million outstanding at March 31, 2002) and a $23.0 million loan secured by a shopping center in Denver, Colorado mature in 2002. In addition, in March 2003, $75.0 million in unsecured notes payable are subject to mandatory tender. The Company expects to refinance the $23.0 million loan on a long-term basis during the second quarter of

2002. The Company expects to refinance the Secured Credit Agreement prior to its maturity with members of its existing bank group. The Company is evaluating its alternatives with respect to the maturity of the $75.0 million in unsecured notes. The Company expects to repay this unsecured note obligation with anticipated availability under its Revolving Line of Credit arising as a result of the refinancing. In addition, in order to create availability under the Revolving Line of Credit, the Company may choose one or more of the following options:

•	The sale of one or more of its development projects;

•	The sale of additional operating properties;

•	The closing of long-term mortgage loans on one or more of its unencumbered shopping centers.

In addition, the Company may consider issuing common or preferred equity securities.

As previously announced, the Company is continuing to review its various strategic and financing alternatives with the assistance of its financial advisor, Lazard Freres & Co. These alternatives could include merger with another company, sale of assets or stock to another entity, refinancing with debt or equity, various joint venture structures or the continued operation of the Company on an independent basis. There can be no assurance that any strategic or financing transaction, including any merger or sale of the Company, will be consummated, and there is no assurance regarding the terms or conditions, including any consideration that might be received by the Company or its shareholders, in any such transaction.

Based on the information above, management believes that the Company will generate funds sufficient to complete its current and future development pipeline and to refinance maturing obligations. However, if the Company is unsuccessful in raising capital adequate to fund its development activities or refinance its maturing debt obligations, it will be required to discontinue the funding of some or all of its projects and will be required to liquidate some or all of its projects or some of its operating assets on potentially unfavorable terms. These unfavorable terms could result in significant losses upon liquidation and would have an adverse impact on future rental income, FFO and the Company’s ability to continue the level of its current distributions to holders of its common stock.

As of March 31, 2002, the Company’s debt requires the following payments in the future:

Year	Expiring Debt	Percent of Debt Expiring
	(Dollars in thousands)
2002	$280,810	47.8%	(1)
2003	83,056	14.1%
2004	85,189	14.4%
2005	2,761	0.5%
2006	2,963	0.5%
2007	88,038	15.0%
2008	3,414	0.6%
2009	3,428	0.6%
2010	3,181	0.5%
2011	3,411	0.6%
Thereafter	31,510	5.4%

	$587,761	100.0%

(1)	The Secured Credit Agreement, representing $256,000 of debt maturing in 2002 may be extended by the Company until January 1, 2003 provided the Company is in compliance with the terms of the agreement.

With respect to maturing obligations beyond 2003, management will evaluate various alternatives and select the best available options based on market conditions at the time. There can be no assurance, however, that the debt or equity capital markets will be favorable or available in the future, and unfavorable or unavailable markets could limit the Company’s ability to continue to operate its business as it has in the past, complete development projects or repay or refinance maturing debt.

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

As of March 31, 2002, the Company had two interest rate swap agreements and one interest rate cap agreement as described below:

Description of Agreement	Notional Amount	Strike Price	Effective Date	Termination Date	Fair Value
	(in thousands)				(in thousands)
LIBOR, 30-day “Rate Cap”	$100,000	7.25%	8/20/2000	8/21/2002	$—

LIBOR, 30-day “Rate Swap”	$150,000	4.62%	3/29/2001	12/31/2002	$(2,663)

LIBOR, 30-day “Rate Swap”	$50,000	3.59%	9/11/2001	12/31/2002	$(438)

The Company’s future earnings, cash flows and fair values of financial instruments are primarily dependent upon market rates of interest such as LIBOR.

Contingencies

See “Contingencies” under Part I, Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and Note 6 to the consolidated financial statements in Part I, Item 1 of this report for further discussion.

Inflation

The Company’s leases generally contain provisions designed to mitigate the adverse impact of inflation on net income. These provisions include clauses enabling the Company to pass through to tenants certain operating costs, including real estate taxes, common area maintenance, utilities and insurance, thereby reducing the Company’s exposure to increases in certain costs and operating expenses resulting from inflation. Certain of the Company’s leases contain clauses enabling the Company to receive percentage rents based on tenants’ gross sales, which generally increase as prices rise, and, in certain cases, escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the Company’s non-anchor leases are for terms of less than ten years, which permits the Company to seek increased rents upon re-leasing at higher market rates.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Derivatives and Market Risk” in Part I, Item 2 and Note 3 to the consolidated financial statements in Part I, Item 1 of this report.

PART II

OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

See Note 6 to the consolidated financial statements in Part I, Item 1 of this report.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

None

ITEM	6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

3.1	Articles of Restatement of JDN Realty Corporation (1)
3.2	Articles of Merger of JDN Enterprises, Inc. with and into the Company (2)
3.3	Amended and Restated Bylaws of the Company, as amended (3)
3.4	Form of Articles Supplementary of JDN Realty Corporation classifying the 9 3/8% Series A Cumulative Redeemable Preferred Stock (4)
4.1	Specimen Common Stock Certificate (5)
4.2	Form of the Company’s 9 3/8% Series A Cumulative Redeemable Preferred Stock Certificate (4)
4.3	Form of 6.918% Madatory Par Put Remarketed Securities (SM) (“MOPPRS(SM)”) due March 31, 2013 (6)
4.4	Form of 6.80% Global Note due August 1, 2004 (7)
4.5	Form of 6.95% Global Note due August 1, 2007 (7)
4.6	Form of Articles Supplementary of JDN Realty Corporation classifying the 9 3/8% Series A Cumulative Redeemable Preferred Stock (4)
23	Consent of Ernst & Young, LLP

(1)	Filed as an exhibit to the Company’s filing on Form 8-K dated November 7, 1996, previously filed pursuant to the Securities Exchange Act of 1934, and hereby incorporated by reference.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (No. 33-73710) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
(3)	Filed as an exhibit to the Company’s filing on Form 10-K for the year ended December 31, 2001, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s filing on Form 8-A dated September 17, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-22339) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
(6)	Filed as an exhibit to the Company’s filing on Form 8-K dated April 1, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
(7)	Filed as an exhibit to the Company’s filing on Form 8-K dated August 1, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(b)    Reports on Form 8-K

 During the three months ended March 31, 2002, the Company filed the following report on Form 8-K:

Form 8-K dated February 5, 2002 containing a press release related to the Company’s strategic alternatives

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDN REALTY CORPORATION

Date: May 6, 2002	By: /s/ Craig Macnab
Craig Macnab President and Chief Executive Officer

Date: May 6, 2002	By: /s/ John D. Harris
John D. Harris, Jr. Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1	Articles of Restatement of JDN Realty Corporation (1)
3.2	Articles of Merger of JDN Enterprises, Inc. with and into the Company (2)
3.3	Amended and Restated Bylaws of the Company, as amended (3)
3.4	Form of Articles Supplementary of JDN Realty Corporation classifying the 9 3/8% Series A Cumulative Redeemable Preferred Stock (4)
4.1	Specimen Common Stock Certificate (5)
4.2	Form of the Company’s 9 3/8% Series A Cumulative Redeemable Preferred Stock Certificate (4)
4.3	Form of 6.918% Madatory Par Put Remarketed Securitiessm (“MOPPRSsm” ) due March 31, 2013 (6)
4.4	Form of 6.80% Global Note due August 1, 2004 (7)
4.5	Form of 6.95% Global Note due August 1, 2007 (7)
4.6	Form of Articles Supplementary of JDN Realty Corporation classifying the 9 3/8% Series A Cumulative Redeemable Preferred Stock (4)
23	Consent of Ernst & Young, LLP

(1)	Filed as an exhibit to the Company's filing on Form 8-K dated November 7, 1996, previously filed pursuant to the Securities Exchange Act of 1934, and hereby incorporated by reference.
(2)	Filed as an exhibit to the Company's Registration Statement on Form S-11 (No. 33-73710) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
(3)	Filed as an exhibit to the Company's filing on Form 10-K for the year ended December 31, 2001, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
(4)	Filed as an exhibit to the Company's filing on Form 8-A dated September 17, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
(5)	Filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-22339) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
(6)	Filed as an exhibit to the Company's filing on Form 8-K dated April 1, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
(7)	Filed as an exhibit to the Company's filing on Form 8-K dated August 1, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.