Form 10-Q
period 2002-06-30
JDN REALTY CORP
filed 2002-08-07
CIK 916836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of July 31, 2002, 34,797,405 shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

FORWARD-LOOKING STATEMENTS IN FORM 10-Q

Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used, statements, which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements are, by their nature, subject to known and unknown risks and uncertainties. Forward-looking statements include statements regarding the following:

•	future sales of real estate;

•	future development activities;

•	future redevelopment of shopping center properties;

•	projected capital requirements for number of, and timing of shopping centers to be delivered from the Company’s development pipeline;

•	refinancing maturing debt obligations;

•	availability of future financing sources; and

•	results of review of strategic and financing alternatives.

Among the factors that could cause actual results to differ materially from those anticipated are the following:

•	changes in the composition of senior management and the Board of Directors, specifically, as recently announced by the Company, a change in Chief Executive Officer;

•	the ability to attract and retain key employees;

•	business conditions and the general economy, especially as they affect interest rates and value oriented retailers;

•	the ability to release or retenant anchor spaces at shopping centers where anchor tenants either announced a store closing or negotiated early lease termination;

•	the growth plans of the Company’s tenant customers and potential bankruptcy of tenants in the Company’s operating shopping centers;

•	the federal, state and local regulatory environment;

•	the ability to refinance maturing debt obligations on acceptable terms;

•	the availability of debt and equity capital with acceptable terms and conditions including, without limitation, the availability of bank credit to fund development and redevelopment activities;

•	the ability to sell operating shopping center properties and parcels of land as projected and upon economically favorable terms;

•	the availability of new development opportunities;

•
changes in the financial condition or corporate strategy of or business relations with primary retail tenants, or the loss of one or more of the Company’s primary retail tenants or their ability to pay rent;

•	the ability to fund, complete and lease existing development and redevelopment projects on schedule and within budget;

•	the ability to maintain or obtain all necessary licenses, permits and approvals required to conduct the Company’s business;

•	tax legislation affecting the development business of JDN Realty Corporation and JDN Development Company, Inc.; and

•	the ability of JDN Realty Corporation to maintain its qualification as a real estate investment trust (“REIT”).

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

PART I
FINANCIAL INFORMATION

JDN REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)
	(In thousands)
ASSETS
Shopping center properties, at cost:
Land	333,939	289,296
Buildings and improvements	635,974	624,759
Property under development	142,752	188,484

	1,112,665	1,102,539
Less: accumulated depreciation and amortization	(96,092)	(88,152)
Property held for sale	16,802	—

Shopping center properties, net	1,033,375	1,014,387
Restricted cash—escrow	1,717	1,815
Accounts receivable	20,121	17,160
Investments in and advances to unconsolidated entities	12,115	12,628
Deferred costs, net of amortization	4,811	6,238
Other assets	13,782	13,235

	$1,085,921	$1,065,463

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unsecured notes payable	$234,790	$234,759
Secured line of credit and term loan	235,000	230,000
Mortgage notes payable	125,077	96,362
Accounts payable and accrued expenses	18,477	27,633
Other liabilities	14,745	14,191

Total liabilities	628,089	602,945
Third party investors’ interest	3,001	2,999
Shareholders’ Equity
Preferred stock, par value $.01 per share—authorized 20,000,000 shares: 9 3/8% Series A Cumulative Redeemable Preferred Stock liquidation preference $25 per share, issued and outstanding 2,000,000 shares in 2001 and 2000 respectively	20	20
Common stock, par value $.01 per share—authorized 150,000,000 shares, issued and outstanding 34,805,158 and 34,795,045 shares in 2002 and 2001, respectively	348	348
Paid-in capital	468,904	475,264
Accumulated other comprehensive loss	(2,594)	(4,266)
Accumulated deficit	(11,847)	(11,847)

	454,831	459,519

	$1,085,921	$1,065,463

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JDN REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2002	2001
	(In thousands)
Revenues:
Minimum and percentage rents	$21,786	$21,637
Recoveries from tenants	4,187	3,500
Other revenue	287	637

Total revenues	26,260	25,774
Operating expenses:
Operating and maintenance	2,450	2,654
Real estate taxes	2,465	1,875
General and administrative	2,959	2,947
Corporate investigation and legal costs	—	408
Impairment loss	—	456
Depreciation and amortization	5,348	5,308
Settlement expense	—	47,610

Total operating expenses	13,222	61,258

Income (loss) from continuing operations	13,038	(35,484)
Other income (expense):
Interest expense, net	(8,092)	(7,465)
Other expense, net	(150)	(123)
Equity in net income (loss) of unconsolidated entities	114	(44)

Income (loss) from continuing operations before minority interest in net income of consolidated subsidiaries and net gain (loss) on real estate sales	4,910	(43,116)
Minority interest in net income of consolidated subsidiaries	(38)	(42)

Income (loss) from continuing operations before net gain (loss) on real estate sales	4,872	(43,158)
Net gain (loss) on real estate sales
Depreciated	—	(481)
Undepreciated	909	370

Income (loss) from continuing operations	5,781	(43,269)
Discontinued operations:
Income from operating properties sold or held for sale	258	469
Gain on disposal of depreciated properties	135	—
Gain on disposal of undepreciated properties	494	—

Net income (loss)	6,668	(42,800)
Dividends to preferred shareholders	(1,172)	(1,172)

Net income (loss) attributable to common shareholders	$5,496	$(43,972)

Income (loss) per common share—basic:
Income (loss) from continuing operations (net of preferred dividends)	$0.13	$(1.36)
Discontinued operations	0.03	0.01

Net income (loss) attributable to common shareholders	$0.16	$(1.35)

Income (loss) per common share—diluted:
Income (loss) from continuing operations (net of preferred dividends)	$0.13	$(1.36)
Discontinued operations	0.03	0.01

Net income (loss) attributable to common shareholders	$0.16	$(1.35)

Dividends per common share	$0.27	$0.30

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JDN REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,
	2002	2001
	(In thousands)
Revenues:
Minimum and percentage rents	$43,222	$43,788
Recoveries from tenants	7,745	7,323
Other revenue	3,259	704

Total revenues	54,226	51,815
Operating expenses:
Operating and maintenance	4,912	5,380
Real estate taxes	4,757	3,749
General and administrative	5,803	6,102
Corporate investigation and legal costs	—	982
Impairment loss	200	456
Depreciation and amortization	10,572	10,588
Settlement expense	—	47,610

Total operating expenses	26,244	74,867

Income (loss) from continuing operations	27,982	(23,052)
Other income (expense):
Interest expense, net	(15,759)	(16,215)
Other income (expense), net	(1,494)	398
Equity in net income (loss) of unconsolidated entities	257	(357)

Income (loss) from continuing operations before minority interest in net income of consolidated subsidiaries and net gain on real estate sales	10,986	(39,226)
Minority interest in net income of consolidated subsidiaries	(78)	(84)

Income (loss) from continuing operations before net gain on real estate sales	10,908	(39,310)
Net gain on real estate sales
Depreciated	—	9,280
Undepreciated	1,449	2,350

Income (loss) from continuing operations	12,357	(27,680)
Discontinued operations:
Income from operating properties sold or held for sale	829	990
Gain on disposal of depreciated properties, net of impairment loss	528	—
Gain on disposal of undepreciated properties	730	—

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	14,444	(26,690)
Extraordinary item	—	(1,608)

Income (loss) before cumulative effect of change in accounting principle	14,444	(28,298)
Cumulative effect of change in accounting principle	(172)	(280)

Net income (loss)	14,272	(28,578)
Dividends to preferred shareholders	(2,344)	(2,344)

Net income (loss) attributable to common shareholders	$11,928	$(30,922)

Income (loss) per common share—basic:
Income (loss) from continuing operations (net of preferred dividends)	$0.29	$(0.92)
Discontinued operations	0.06	0.03
Extraordinary item	—	(0.05)
Cumulative effect of change in accounting principle	(0.01)	(0.01)

Net income (loss) attributable to common shareholders	$0.34	$(0.95)

Income (loss) per common share—diluted:
Income (loss) from continuing operations (net of preferred dividends)	$0.29	$(0.92)
Discontinued operations	0.06	0.03
Extraordinary item	—	(0.05)
Cumulative effect of change in accounting principle	(0.01)	(0.01)

Net income (loss) attributable to common shareholders	$0.34	$(0.95)

Dividends per common share	$0.54	$0.60

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JDN REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2002	2001
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$14,272	$(28,578)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,451	10,388
Amortization	3,173	2,658
Equity in net (income) loss of unconsolidated entities	(257)	357
Minority interest in net income of consolidated entities	78	84
Net gain on real estate sales	(1,449)	(11,630)
Impairment losses	200	456
Settlement expense	—	47,110
Gain on disposal of depreciated properties, net of impairment loss	(528)	—
Gain on disposal of undepreciated properties	(730)	—
Extraordinary item	—	1,608
Cumulative effect of change in accounting principle	172	280
Changes in assets and liabilities:
Accounts receivable	(1,070)	824
Other assets	(938)	223
Accounts payable and accrued expenses	(5,526)	(1,166)
Other liabilities	1,116	1,098

Net cash provided by operating activities	18,964	23,712

Cash flows from investing activities:
Development of shopping center properties	(57,693)	(61,247)
Improvements to shopping center properties	(583)	(314)
Investments in and advances to unconsolidated entities	772	4,748
Proceeds from real estate sales	27,101	52,003
Other	92	(79)

Net cash used in investing activities	(30,311)	(4,889)
Cash flows from financing activities:
Proceeds from line of credit and term loan	95,100	316,900
Proceeds from mortgages and notes payable	59,376	—
Principal payments on line of credit and term loan	(90,100)	(311,900)
Principal payments on mortgages and notes payable	(30,661)	(4,828)
Distributions paid to preferred shareholders	(2,344)	(2,344)
Distributions paid to common shareholders	(18,796)	(19,721)
Payments for deferred loan financing charges	(1,022)	(5,838)
Other	(206)	(369)

Net cash (used in) provided by financing activities	11,347	(28,100)

Decrease in cash and cash equivalents	—	(9,277)
Cash and cash equivalents, beginning of period	—	9,277

Cash and cash equivalents, end of period	$—	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JDN REALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2002

1.    THE COMPANY

JDN Realty Corporation (the “Company”) is a real estate company specializing in the development and management of retail shopping centers. As of June 30, 2002, the Company’s operating shopping centers and development projects were located in 20 states. The Company has elected to be taxed as a real estate investment trust (“REIT”).

2.    BASIS OF PRESENTATION

The accompanying financial statements represent the consolidated financial statements of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications.  Certain amounts as previously reported have been reclassified to conform to the current period’s presentation.

New Accounting Pronouncements.  In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142, which is effective for the Company as of January 1, 2002, prohibits regular amortization of goodwill and requires at least an annual impairment analysis of all recorded goodwill. Upon adoption of SFAS No. 142, the Company recorded a cumulative effect of change in accounting principle of $172,000 in the six months ended June 30, 2002 related to impairment of the Company’s goodwill.

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

JDN REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

4.    CONSTRUCTION LOAN

On April 12, 2002, the Company closed a construction loan secured by land and improvements in Mesquite, Texas (the “Mesquite Loan”). The Mesquite Loan provides for maximum borrowings of $19.8 million, none of which was outstanding as of June 30, 2002. The Mesquite Loan matures in April 2004, but may be extended to April, 2006 provided certain leasing and development targets are met. The Mesquite Loan bears interest at LIBOR plus 2.00%.

5.	MORTGAGE NOTES PAYABLE

On June 20, 2002, the Company refinanced a $23 million mortgage note payable secured by a shopping center located in Denver, Colorado with a $30 million mortgage note secured by the same shopping center. The new mortgage note matures in June 2012 and bears interest at 7.30%. Net proceeds from the new mortgage loan were used to repay amounts outstanding on the Company’s secured line of credit.

On June 28, 2002, the Company obtained a $20 million mortgage note payable secured by a shopping center located in Allentown, Pennsylvania. This loan matures in June 2021 and bears interest at 6.95%. Proceeds were used to repay amounts outstanding on the Company’s secured line of credit.

6.	SHOPPING CENTER DISPOSITIONS

During the three months ended June 30, 2002, the Company sold a 136,390 square foot shopping center to an unrelated party in Davenport, Iowa for $13.2 million. Additionally, as of June 30, 2002 the Company had three shopping centers or portions of shopping centers under contract to sell.

7.    CONTINGENCIES

The Company is from time to time a party to legal proceedings that arise in the ordinary course of its business. The Company is not currently involved in any litigation the outcome of which would, in management’s judgement based on information currently available, have a material effect on the results of operations or financial condition of the Company, nor is management aware of any such litigation threatened against the Company.

JDN REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    COMPREHENSIVE INCOME

The following table sets forth the computation of comprehensive income (loss):

	Three months ended June 30, 2002		Six months ended June 30, 2001
	(In thousands)
Net income (loss)	$6,668	$(42,800)	$14,272	$(28,578)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps	507	(658)	1,672	(658)

Comprehensive income (loss)	$7,175	$(43,458)	$15,944	$(29,236)

9.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

JDN REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Numerator:
Income (loss) before discontinued operations, extraordinary item and cumulative effect of change in accounting principle	$5,781	$(43,269)	$12,357	$(27,680)
Discontinued operations	887	469	2,087	990
Extraordinary item	—	—	—	(1,608)
Cumulative effect of change in accounting principle	—	—	(172)	(280)

Net income (loss)	6,668	(42,800)	14,272	(28,578)
Dividends to preferred shareholders	(1,172)	(1,172)	(2,344)	(2,344)

Net income (loss) attributable to common shareholders	$5,496	$(43,972)	$11,928	$(30,922)

Denominator:
Weighted-average shares outstanding	34,809	32,861	34,806	32,864
Unvested restricted stock outstanding	(216)	(288)	(220)	(319)

Denominator for basic earnings per share	34,593	32,573	34,586	32,545
Dilutive effect of stock options and unvested restricted stock	151	—	152	—

Denominator for diluted earnings per share	34,744	32,573	34,738	32,545

Income (loss) per common share—basic:
Income (loss) before discontinued operations, extraordinary item and cumulative effect of change in accounting principle (net of preferred dividends)	$0.13	$(1.36)	$0.29	$(0.92)
Discontinued operations	0.03	0.01	0.06	0.03
Extraordinary item	—	—	—	(0.05)
Cumulative effect of change in accounting principle	—	—	(0.01)	(0.01)

Net income (loss) attributable to common shareholders	$0.16	$(1.35)	$0.34	$(0.95)

Income (loss) per common share—diluted:
Income (loss) before discontinued operations, extraordinary item and cumulative effect of change in accounting principle (net of preferred dividends)	$0.13	$(1.36)	$0.29	$(0.92)
Discontinued operations	0.03	0.01	0.06	0.03
Extraordinary item	—	—	—	(0.05)
Cumulative effect of change in accounting principle	—	—	(0.01)	(0.01)

Net income (loss) attributable to common shareholders	$0.16	$(1.35)	$0.34	$(0.95)

Of total options outstanding, options to purchase 715,250 and 1,240,500 shares of common stock for the three and six months ended June 30, 2002, respectively, were outstanding with exercise prices higher than the average market price of the common shares for the applicable period. These options were not included in the computation of diluted earnings per share because the effect would be antidilutive.

        The Company is the general partner in a limited partnership that issued limited partnership units initially valued at $3.0 million and was formed to own and operate a shopping center in Milwaukee, Wisconsin. Subject to certain conditions, the limited partnership units are exchangeable for cash or 139,535 shares of the Company’s common stock. As of June 30, 2002, none of the limited partnership units have been exchanged for shares. Using the “if-converted” method, the effect of these units is antidilutive; therefore, they have been excluded from the computation of earnings per share.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

JDN Realty Corporation is a real estate company specializing in the development and management of retail shopping centers. When referred to herein, the term “Company” represents JDN Realty Corporation and its wholly owned or majority-owned subsidiaries. As of June 30, 2002, the Company owned and operated, either directly or indirectly through an affiliated entity, 100 shopping center properties containing approximately 11.3 million square feet of gross leasable area (“Company GLA”) located in 19 states, with the highest concentrations of Company GLA in Georgia, Wisconsin, and Tennessee. The principal tenants of the Company’s properties include Lowe’s, Wal-Mart and Kohl’s. As of June 30, 2002, the Company had 17 projects under construction. JDN Realty Corporation was incorporated under Maryland law in 1993 and has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.

Results of Operations

Comparison of the Three Months Ended June 30, 2002 to the Three Months Ended June 30, 2001

During 2002 and 2001, the Company developed and began operations at 39 properties totaling approximately 4.3 million square feet (the “Development Properties”). During 2002 and 2001, the Company disposed of 20 properties totaling approximately 1.9 million square feet (the “Disposition Properties”). As indicated below, the Development Properties and the Disposition Properties affected the Company’s results of operations.

Minimum and percentage rents increased $149,000 or 0.7% to $21.8 million for the three months ended June 30, 2002 from $21.6 million for the same period in 2001. Minimum and percentage rents decreased $2.2 million as a result of the Disposition Properties. This decrease is partially offset by a $2.1 million increase related to the Development Properties. The remaining increase is primarily the result of an increase in rents at existing properties.

Recoveries from tenants increased $687,000 or 20.3% to $4.2 million for the three months ended June 30, 2002 from $3.5 million for the same period in 2001. Recoveries from tenants decreased $300,000 as a result of the Disposition Properties. This decrease is offset by a $460,000 increase related to the Development Properties. The remaining increase primarily relates to additional recovery of prior year common area maintenance expenses.

Other revenue decreased $350,000 to $287,000 for the three months ended June 30, 2002 from $637,000 for the same period in 2001. Other revenue for the three months ended June 30, 2002 includes lease termination fees in the aggregate amount of $208,000 at two of the Company’s shopping center properties and management fees earned on third-party management services. Other revenue for the three months ended June 30, 2001 includes lease termination fees of $559,000 at one of the Company’s shopping center properties and management fees earned on third-party management services.

Operating and maintenance expenses decreased $204,000 or 7.4% to $2.5 million for the three months ended June 30, 2002 from $2.7 million for the same period in 2001. Operating and maintenance expenses decreased $242,000 as a result of the Disposition Properties. This decrease is partially offset by a $132,000 increase related to the Development Properties. The remaining decrease is a result of decreased operating and maintenance expenses at existing properties.

Real estate taxes increased $590,000 or 31.8% to $2.5 million for the three months ended June 30, 2002 from $1.9 million for the same period in 2001. Real estate taxes increased by $375,000 as a result of the Development Properties. This increase is partially offset by a $132,000 decrease related to the Disposition Properties. The remaining increase is a result of real estate taxes on land that was previously under construction.

Corporate investigation and legal costs of $408,000 for the three months ended June 30, 2001 represent the professional fees incurred by the Company primarily as a result of the investigation by the SEC and the class action lawsuits. See “Litigation” under Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. There were no such costs incurred in the three months ended June 30, 2002.

Impairment loss for the three months ended June 30, 2001 of $456,000 represents a charge to reduce the basis of real estate assets held for sale to estimated fair value less costs to sell. There was no such impairment loss in the three months ended June 30, 2002.

Depreciation and amortization expense increased $40,000 or 0.7% to $5.4 million for the three months ended June 30, 2002 from $5.3 million for the same period in 2001. Depreciation and amortization decreased $413,000 as a result of the Disposition Properties. This decrease is offset by a $525,000 increase related to the Development Properties. The remaining decrease is primarily a result of depreciation adjustments recorded in 2001.

Settlement expense for the three months ended June 30, 2001 of $47.6 million represents net settlement charges incurred in the second quarter. Of this amount, $500,000 resulted from the settlement of a lawsuit brought by Lake Lucern Estates Civic Club, Inc. Of the remaining settlement charge, $45.8 million resulted from settlement of the class action and derivative lawsuits and $1.3 million represents legal and other costs the Company expected to incur related to the aforementioned settlements. See “Litigation” under Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 for further discussion.

Interest expense, net of capitalized amounts, increased $626,000 or 8.4% to $8.1 million for the three months ended June 30, 2002 from $7.5 million for the same period in 2001. The increase primarily relates to a reduction in interest capitalized due to fewer projects under construction in 2002.

Other expense, net increased $27,000 to net expense of $150,000 for the three months ended June 30, 2002 from net expense of $123,000 for the same period in 2001. This increase is primarily related to an increase in the provision for abandoned projects and offset by an increase in miscellaneous interest income and the recording of a federal income tax refund due to the Company’s wholly owned development subsidiary as a result of new tax legislation.

Equity in net income (loss) of unconsolidated entities increased $157,000 for the three months ended June 30, 2002. Of this increase, $138,000 relates to the Company’s portion of income from a limited liability company in which the Company obtained a 49% economic interest in September 2001. The remaining increase relates to the Company’s portion of income and losses incurred by the Company’s remaining four unconsolidated joint ventures.

Net gain on real estate sales for the three months ended June 30, 2002 of $909,000 represents a net gain on the sale of four parcels of land. Net loss on real estate sales for the three months ended June 30, 2001 of $111,000 represents a net loss on the sale of one shopping center offset by net gains on three parcels of land.

Discontinued operations for the three months ended June 30, 2002 and 2001 of $887,000 and $469,000, respectively, represent the net operating income and the gain on disposal of six of the Company’s operating shopping centers or portions of shopping centers that are either under contract for sale as of June 30, 2002 or were disposed of in the three months ended June 30, 2002.

Comparison of the Six Months Ended June 30, 2002 to the Six Months Ended June 30, 2001

Minimum and percentage rents decreased $566,000 or 1.3% to $43.2 million for the six months ended June 30, 2002 from $43.8 million for the same period in 2001. Minimum and percentage rents increased by $4.2 million as a result of the Development Properties. This increase is offset by a $4.8 million decrease related to the Disposition Properties. The remaining increase relates to a net increase in rental revenue at existing properties.

Recoveries from tenants increased $423,000 or 5.8% to $7.7 million for the six months ended June 30, 2002 from $7.3 million for the same period in 2001. Recoveries from tenants increased by $1.1 million as a result of the Development Properties. This increase is partially offset by a $568,000 decrease related to the Disposition Properties and by a net decrease in recoverable expenses at existing properties.

Other revenue increased $2.6 million to $3.3 million for the six months ended June 30, 2002 from $704,000 for the same period in 2001. Other revenue for the six months ended June 30, 2002 represents lease termination fees of $3.1 million at five of the Company’s shopping center properties and management fees earned on third-party management services. Other revenue for the six months ended June 30, 2001 represents management fees earned on third-party management services and a lease termination fee of $559,000 at one of the Company’s shopping center properties.

Operating and maintenance expenses decreased $468,000 or 8.7% to $4.9 million for the six months ended June 30, 2002 from $5.4 million for the same period in 2001. Operating and maintenance expenses increased by $316,000 as a result of the Development Properties. This increase is offset by a $479,000 decrease related to the Disposition Properties. The remaining decrease is primarily a result of decreased operating and maintenance expenses at existing properties.

Real estate taxes increased $1.0 million or 26.9% to $4.8 million for the six months ended June 30, 2002 from $3.8 million for the same period in 2001. Real estate taxes increased by $1.0 million as a result of the Development Properties. This increase is partially offset by a $346,000 decrease related to the Disposition Properties. The remaining increase is a result of real estate taxes on land that was previously under construction.

General and administrative expenses decreased $298,000 or 4.9% for the six months ended June 30, 2002 over the same period in 2001. The decrease is primarily attributed to a reduction in temporary employment and employee placement fees.

Corporate investigation and legal costs for the six months ended June 30, 2001 represent the professional fees incurred by the Company primarily as a result of the investigation by the SEC and the class action lawsuits. See “Litigation” under Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. There were no such costs incurred in the six months ended June 30, 2002.

Impairment loss decreased $256,000 or 56.1% to $200,000 for the six months ended June 30, 2002 from $456,000 for the same period in 2001. Impairment loss for the six months ended June 30, 2002 represents charges to reduce the basis of land held for sale to estimated fair value less costs to sell. Impairment loss for the six months ended June 30, 2001 represents charges to reduce the basis of land and shopping centers held for sale to estimated fair value less costs to sell, net of increases in estimated fair value of properties written down in previous periods.

Depreciation and amortization expense decreased $16,000 or 0.2% for the six months ended June 30, 2002 over the same period in 2001. Depreciation and amortization expense increased by $900,000 as a result of the Development Properties. This increase is offset by a $1.0 million decrease related to the Disposition Properties. The remaining increase primarily relates to depreciation adjustments recorded in 2001.

Settlement expense for the six months ended June 30, 2001 of $47.6 million represents net settlement charges incurred in the second quarter. Of this amount, $500,000 resulted from the settlement of a lawsuit brought by Lake Lucerne Estates Civic Club, Inc. Of the remaining settlement charge, $45.8 million resulted from settlement of the class action and derivative lawsuits and $1.3 million represents legal and other costs the Company expects to incur related to the aforementioned settlements. See “Litigation” under Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Interest expense, net of capitalized amounts, decreased $456,000 or 2.8% to $15.8 million for the six months ended June 30, 2002 from $16.2 million for the same period in 2001. The increase is primarily attributable to a reduction in interest capitalized due to fewer projects under construction.

Other income (expense), net decreased $1.9 million or 475.4% to $1.5 million net expense for the six months ended June 30, 2002 from $398,000 net income for the same period in 2001. Of this decrease,

$1.3 million relates to an increase in the Company’s provision for abandoned projects and $270,000 relates to a decrease in miscellaneous interest income. The remaining decrease primarily relates to a decrease in brokerage commissions and development fee revenue earned from third parties.

Equity in net income of unconsolidated entities increased $614,000 or 172.0% to a $257,000 net income for the six months ended June 30, 2002 from a net loss of $357,000 for the same period in 2001. Of this increase, $386,000 relates to the Company’s portion of income from a limited liability company in which the Company obtained a 49% economic interest in September 2001, and $115,000 relates to the disposition of a 50% interest in another limited liability company in May 2001. The remaining increase relates to the Company’s portion of income and losses incurred by the Company’s remaining four unconsolidated joint ventures.

Net gain on real estate sales of $1.5 million for the six months ended June 30, 2002 represents gains on the sale of nine parcels of land. Net gain on real estate sales of $11,630 for the six months ended June 30, 2001 represents gains on the sale of seven shopping centers and five parcels of land.

Discontinued operations for the six months ended June 30, 2002 and 2001 of $2.1 million and $990,000, respectively, represent the net operating income and the gain on the disposal of eight of the Company’s operating shopping centers or portions of shopping centers that are either under contract for sale as of June 30, 2002 or were disposed of in 2002.

Extraordinary item of $1.6 million for the six months ended June 30, 2001 represents unamortized deferred costs related to the Company’s unsecured credit facility upon early extinguishment in March 2001. There were no such items in the six months ended June 30, 2002.

Cumulative effect of change in accounting principle for the six months ended June 30, 2002 of $172,000 represents a charge to adjust the Company’s goodwill to fair market value upon adoption of Statement of Financial Accounting (“SFAS”) No. 142, Goodwill and Other Intangible Assets in January 2002. Cumulative effect of change in accounting principle for the six months ended June 30, 2001 of $280,000 represents a charge to adjust the Company’s interest rate cap agreement to fair market value upon adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities in January 2001.

Significant Accounting Policies

During the three months ended June 30, 2002, there were no material changes in the Company’s significant accounting policies presented under the heading “Significant Accounting Policies” in Part II, Item 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Funds From Operations

Funds from operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts, Inc. to mean net income, computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains or losses from debt restructuring, sales of depreciable property, cumulative effect of changes in accounting principles and results of discontinued operations not related to real estate assets sold, transferred or held for sale, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash provided by operating activities, investing activities and financing activities, it provides investors with an indication of the Company’s ability to make capital expenditures and to fund other cash needs. The Company’s method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash provided by operating activities as defined by GAAP, should not be considered an alternative to net income (determined in accordance with GAAP) as an indication of operating performance and is not indicative of cash available to fund all cash flow needs, including the Company’s ability to make cash distributions. The Company has presented below the calculation of FFO for the periods indicated:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss) attributable to common shareholders (1)	$5,496	$(43,972)	$11,928	$(30,922)
Depreciation of real estate assets	4,894	4,955	9,784	9,949
Amortization of tenant allowances and tenant improvements	112	114	221	217
Amortization of deferred leasing costs	223	211	449	412
Impairment losses on shopping centers	—	296	—	296
Net (gain) loss on depreciated real estate sales	—	481	—	(9,280)
Gain on disposal of depreciated properties, net of impairment loss	(135)	—	(528)	—
Extraordinary item	—	—	—	1,608
Cumulative effect of change in accounting principle	—	—	172	280
Adjustments related to activities in unconsolidated entities	230	8	459	34

FFO	$10,820	$(37,907)	$22,485	$(27,406)

(1) Net income (loss) attributable to common shareholders includes gains on sale of undepreciated land.

Leasing and Tenant Information

As of June 30, 2002, Lowe’s, Wal-Mart and Kohl’s Corporation represented 15.7%, 4.9% and 4.0%, respectively, of the Company’s annualized base rent (“Company ABR”). In addition, at that date, anchor tenants represented 38.3% of Company ABR and national and regional tenants represented 83.2% of Company ABR. As of June 30, 2002, properties owned and operated by the Company and one affiliated entity were 92.7% leased. Occupancy decreased slightly in the second quarter from 93.2% as of March 31, 2002 primarily as a result of Kmart rejecting its lease in bankruptcy proceedings at the Company’s Stockbridge, Georgia shopping center. See further information on the Kmart lease termination below. The decrease in vacancy is partially offset by the leasing of a 53,000 square foot space, previously occupied by Homeplace, in Denver, Colorado and the leasing of a previously vacant 27,000 square foot space in Cartersville, Georgia.

As of June 30, 2002, the Company operated shopping center properties in 19 states. Shopping center properties located in Georgia, Tennessee, Wisconsin and Florida represented 37.6%, 9.8%, 7.2% and 5.5%, respectively, of Company ABR.

The Company derives the majority of its rental income and development activities from the retail industry and is therefore exposed to trends or events affecting the retail industry. As of June 30, 2002, the Company was exposed primarily to the following segments of the retail industry:

Retail Segment	Percentage of Company ABR
Home Improvement	15.9%
Supermarket	11.0%
Restaurant	9.5%
Discount	7.4%
Discount Department Stores	6.5%
Office Supplies	4.5%
Apparel	4.1%
Home Goods	4.0%
Electronics	3.8%
Service	3.7%

On January 22, 2002, Kmart Corporation, an anchor tenant in five of the Company’s wholly or jointly owned shopping centers, filed for Chapter 11 bankruptcy. Under Chapter 11 bankruptcy protection, Kmart has the ability to affirm or reject pre-petition lease agreements. As of June 30, 2002, Kmart has rejected one of the Company’s five leases, representing approximately $327,000 of Company ABR. The remaining four leases represent approximately 2.5% of Company ABR and 3.5% of Company GLA. There can be no assurance that Kmart will accept the Company’s other four leases or that the remaining leases, if accepted, will not have reduced rental rates. Rejection or reduction of rental rates of any or all of the Company’s remaining Kmart leases could have an adverse effect on the Company’s results of operations.

New Development Activities

The Company’s primary business has historically been to develop shopping centers anchored by value-oriented, necessity-item retailers such as Lowe’s, Wal-Mart, Kroger and Kohl’s. The Company expects to continue to pursue development opportunities with the types of retailers with which it has traditionally worked while increasing its focus on grocers and grocery-anchored shopping centers. In evaluating new projects, the Company’s Investment Committee reviews and authorizes funds for new projects and substantial changes to existing projects to assure compliance with the Company’s investment objectives. The Investment Committee focuses primarily on developments for credit-worthy anchor tenants in high barrier-to-entry markets with demographic attributes that will result in favorable rates of returns on the Company’s investments. Management believes that the Company’s focus on location combined with developing for retailers who are leaders in their local markets will enable the Company to achieve rates of return on its investments in shopping center properties consistent with the Company’s objectives.

The Company’s Investment Committee has approved four projects in 2002 and management expects the approval of additional projects in the remainder of 2002 and beyond. There can be no assurance that the volume of the Company’s new development activities will increase, and a reduction in development activities may have an adverse affect on the Company’s future revenue and growth rate of net income and FFO.

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

The Company is currently involved in shopping center redevelopments or major retenanting/reconfigurations located in the following cities: Milwaukee, Wisconsin; Pensacola, Florida; Ocala, Florida; Fayetteville, North Carolina; and Union City, Georgia. Additionally, management is evaluating redevelopment or retenanting opportunities at a number of shopping centers in which anchor tenants have either announced a store closing or have negotiated early lease terminations. Redeveloping or retenanting is dependent on locating qualified tenants that have the ability to meet the terms as outlined in their respective leases. In the event the Company is unable to locate qualified tenants, or if rents achieved are less than rents received from previous tenants, the Company’s results of operations may be adversely affected and the Company may be forced to write down the value of one or more of its assets.

Management Change

The Company announced in May 2002 that it has initiated a search for a new Chief Executive Officer. A committee of independent directors, formed to conduct the search, has engaged an outside search firm to work through the remainder of 2002 for a flat fee of $50,000. The Company believes that it can continue to execute its business plan and that it can successfully refinance its maturing credit facilities during the transition. However, there can be no assurance that this transition will not have an adverse effect on the Company’s operations and financing plans.

Liquidity and Capital Resources

Sources and Uses of Funds

Historically, the Company’s primary sources of funds have been cash provided by operating activities, proceeds from lines of credit, term debt, secured mortgage notes payable, construction loans, unsecured debt and equity offerings, and proceeds from sales of real estate. The Company’s primary uses of funds have historically been development, redevelopment and acquisition of shopping center properties, distributions to shareholders, repayment of outstanding indebtedness, scheduled debt amortization, leasing costs and capital improvements to shopping center properties. The Company generally has used cash provided by operating activities and proceeds from land sales to fund its distributions to shareholders, leasing costs, capital improvements to existing properties and scheduled debt amortization. The Company has used proceeds from its lines of credit, term debt, secured mortgage notes payable, construction loans, debt and equity offerings and real estate sales to repay outstanding indebtedness and to fund its ongoing development, redevelopment and acquisition activities.

During the six months ended June 30, 2002, the Company incurred $57.7 million in development and redevelopment costs. The Company funded these development and redevelopment costs primarily with borrowings under its lines of credit and from construction loans.

Indebtedness

As of June 30, 2002, the Company’s indebtedness consisted of the following:

	Principal Balance	Effective Interest Rate		Maturity Date	Percent of Total Indebtedness	Months to Maturity
	(in thousands)
Fixed Rate
Mandatory Par Put Remarketed Securities (“MOPPRS”)	75,000	7.08	%(1)	31-Mar-03	12.6%	9
Mortgage payable - Richmond, Kentucky	5,749	7.63	%(2)	01-Dec-03	1.0%	17
Seven Year Notes	74,926	7.10	%(1)	01-Aug-04	12.6%	25
Ten Year Notes	84,864	7.23	%(1)	01-Aug-07	14.3%	61
Mortgage note payable - Milwaukee, Wisconsin	3,895	7.75%		01-Aug-09	0.7%	85
Mortgage note payable - Marietta, Georgia	10,325	7.72	%(1)	15-Nov-17	1.7%	185
Mortgage note payable - Lilburn, Georgia	11,810	6.74	%(1)	10-Feb-18	2.0%	188
Mortgage note payable - Woodstock, Georgia	11,106	6.63	%(1)	15-Apr-18	1.9%	190
Mortgage note payable - Hendersonville, Tennessee	10,137	7.71	%(1)	15-Jan-19	1.7%	199
Mortgage note payable - Alpharetta, Georgia	12,628	6.70	%(1)	15-Apr-19	2.1%	202
Mortgage note payable - Denver, Colorado	30,000	7.40	%(1)	20-Jun-12	5.0%	120
Mortgage note payable - Allentown, Pennsylvania	20,000	7.00	%(1)	28-Jun-21	3.4%	228

	350,490	7.16%			58.9%	77

Floating Rate (3)
Revolving Line of Credit	85,000	7.23	%(4)	31-Dec-02	14.3%	6
Term Loan	150,000	8.08	%(4)	31-Dec-02	25.2%	6
Construction Loan - Grandville, Michigan	9,377	3.88	%(5)	22-Mar-04	1.6%	21

	244,377	7.62%			41.1%	7

	$594,867	7.35%			100.0%	47

(1)	Represents stated rate plus amortization of deferred loan costs.
(2)	The interest rate on this note is adjusted on December 1 of each year.
(3)
Floating rate debt exposure is limited through investment in financial derivatives. As of June 30, 2002, the $150,000 term loan and $50,000 of the revolving line of credit were hedged with interest rate swaps that effectively fix the underlying LIBOR rate at 4.62% and 3.85% respectively.

(4)	Represents stated rate of LIBOR plus 2.125% plus interest rate swap differential and amortization of deferred loan costs.
(5)	Represents stated rate of LIBOR plus 2.00%.

The Revolving Line of Credit and Term Loan are part of a $300.0 million secured credit facility with a bank group (the “Secured Credit Agreement”) that is scheduled to mature December 31, 2002. The Company may extend the term until January 1, 2003 provided that the Company is in compliance with its terms. Management intends to refinance the Secured Credit Agreement before December 2002.

Interest on loans made pursuant to the Secured Credit Agreement ranges from LIBOR plus 1.75% to LIBOR plus 2.25% (LIBOR plus 2.125% at June 30, 2002), based upon the Company’s leverage and credit quality or, at the Company’s discretion, the agent’s prime lending rate. As of June 30, 2002, the Company had $65.0 million available under the Revolving Line of Credit.

The Secured Credit Agreement provides that the loans thereunder be secured by first priority security interests in certain of the Company’s retail shopping center properties. As of June 30, 2002, there were 52 properties valued at approximately $506.1 million securing these loans. The Secured Credit Agreement contains certain requirements for each property within the Borrowing Base Properties (as defined in the Secured Credit Agreement) and certain value and occupancy requirements for the Borrowing Base in the aggregate. The Company may, however, add, remove or substitute certain of its other properties as Borrowing Base Properties subject to the conditions set forth in the Secured Credit Agreement.

The Secured Credit Agreement contains financial covenants including, but not limited to, a liabilities-to-assets ratio, fixed charges coverage ratios and a net worth covenant. In addition, the Secured Credit Agreement restricts the amount of distributions to the Company’s shareholders to 95% of the Company’s funds from operations (as defined in the Secured Credit Agreement), subject to certain exceptions, including additional distributions necessary to maintain its REIT status.

The Company maintains two interest rate swap contracts with notional amounts of $150.0 million and $50.0 million, respectively. The swaps effectively fix the underlying LIBOR rate on the Company’s term loan and $50.0 million of the revolving line of credit at 4.62% and 3.585%, respectively. These swaps have been designated and qualify under the provisions of SFAS No. 133 as cash flow hedges, and the Company has determined that they are effective in offsetting the variable interest cash flows on the related debt instruments. The fluctuations in the fair value of the interest rate swaps are included in accumulated other comprehensive loss, a component of shareholders’ equity, in the consolidated balance sheets.

On April 12, 2002, the Company closed a construction loan secured by land and improvements in Mesquite, Texas (the “Mesquite Loan”). The Mesquite Loan provides for maximum borrowings of $19.8 million, none of which was outstanding as of June 30, 2002. The Mesquite Loan matures in April 2004, but may be extended to 2006 provided certain leasing and development targets are met. The Mesquite Loan bears interest at LIBOR plus 2.00%.

On June 20, 2002, the Company refinanced a $23.0 million mortgage note payable secured by a shopping center located in Denver, Colorado with a $30.0 million mortgage note secured by the same shopping center. The new mortgage note matures in June 2012 and bears interest at 7.30%. The Company makes monthly principal and interest payments in the amount of $218,000 over the term of the loan and will make the remaining principal payment upon maturity. Net proceeds from the new mortgage loan were used to repay amounts outstanding on the Company’s Revolving Line of Credit.

On June 28, 2002, the Company obtained a $20.0 million mortgage note payable secured by a shopping center located in Allentown, Pennsylvania. This loan matures in June 2021 and bears interest at 6.95%. The Company makes monthly principal and interest payments in the amount of $158,000 over the term of the loan. Proceeds were used to repay amounts outstanding on the Company’s Revolving Line of Credit.

Future Sources and Uses of Funds

The Company believes that cash provided by operating activities and proceeds from land sales will be sufficient to fund its required distributions to shareholders, scheduled debt amortization, leasing costs and improvements to the Company’s operating shopping centers.

The most significant use of capital for the Company is its development activities. As of June 30, 2002, the Company had 17 projects under construction. The Company expects that the capital required to fund the future costs of these 17 projects, net of estimated construction reimbursements and expected land sales to retailers who will build and own their space in these projects, is approximately $71.0 million. These future costs are expected to be incurred during the remainder of 2002 through 2004. This projected capital requirement includes a number of assumptions, including commitments by anchor and secondary anchor tenants. If some or all of these tenants do not execute leases, management anticipates that the amount required to finance these projects will be less. In addition, the Company intends to commence construction of other projects in 2002 requiring additional capital during the remainder of 2002 through 2004.

The Company expects the sale of all or portions of operating shopping center properties in addition to the sale of various parcels of land adjacent to its operating properties to be a significant source of capital for the Company to fund its development activities. As of June 30, 2002, the Company had three shopping centers under contract to sell for aggregate net proceeds of $11.2 million. The Company is marketing additional shopping centers for sale that are expected to close during the remainder of 2002. Additionally, as of June 30, 2002, the Company had 12 vacant land parcels with an aggregate book value of approximately $7.4 million under contract to sell for aggregate net proceeds of approximately $9.5 million. The closing of these transactions is dependent upon, among other things, completion of due diligence and the ability of some of the purchasers to successfully obtain financing. Therefore, there can be no assurance that any of these transactions will close when expected or at all.

The Company also expects to utilize construction loans on certain development projects to help fund its development activities. In 2002, the Company has closed on construction loans on projects in Grandville, Michigan, Mesquite, Texas and, most recently, St. Johns, Missouri, which closed in July 2002. In addition, the Company expects to close another construction loan for net proceeds of $18 million in the third quarter of 2002. Collectively, the construction loans obtained in 2002 are expected to net proceeds of $65.5 million. The ability to close future construction loans is dependent upon a number of factors, including achievement of adequate pre-leasing and satisfaction of any environmental, title or other issues with respect to the underlying real estate.

In addition to its operating and development liquidity needs, significant amounts of Company debt will mature in 2002 and 2003. The Secured Credit Agreement ($235.0 million outstanding at June 30, 2002) matures in December 2002. In March 2003, $75.0 million in unsecured notes payable are subject to mandatory tender. In addition, as a result of the loss of its investment grade credit rating, the Company may be required to pay a yield maintenance penalty to the Remarketing Agent of these notes on or before the mandatory tender date. The Company expects to refinance the Secured Credit Agreement prior to its maturity with members of its existing bank group. The Company is evaluating its alternatives with respect to the maturity of the $75.0 million in unsecured notes. The Company expects to repay this unsecured note obligation with anticipated availability under its refinanced line of credit. In order to create availability under the revolving line of credit, the Company may choose one or more of the following options:

•	The sale of one or more of its development projects;

•	The sale of additional operating properties;

•	The closing of additional construction loans on one or more of its development properties;

•	Establishing a joint venture program for new development activities; or

•	Reduction in the number and/or dollar volume of new development projects.

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

As of June 30, 2002, the Company’s debt requires the following payments in the future:

(Dollars in thousands)
Year	Total	Percent of Debt Expiring
2002	$236,614	39.8%
2003	84,048	14.1%
2004	87,939	14.8%
2005	3,905	0.7%
2006	4,192	0.7%
2007	89,363	15.0%
2008	4,829	0.8%
2009	4,946	0.8%
2010	4,682	0.8%
2011	5,151	0.9%
Thereafter	69,198	11.6%

	$594,867	100%

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

As of June 30, 2002, the Company had two interest rate swap agreements and one interest rate cap agreement as described below:

Description of Agreement	Notional Amount	Strike Price	Effective Date	Termination Date	Fair Value
	(in thousands)				(in thousands)
LIBOR, 30-day “Rate Cap”	$100,000	7.25%	8/20/2000	8/21/2002	$—
LIBOR, 30-day “Rate Swap”	$150,000	4.62%	3/29/2001	12/31/2002	$(2,110)
LIBOR, 30-day “Rate Swap”	$50,000	3.59%	9/11/2001	12/31/2002	$(484)

The Company’s future earnings, cash flows and fair values of financial instruments are primarily dependent upon market rates of interest such as LIBOR.

Contingencies

See “Contingencies” under Part I, Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and Note 7 to the consolidated financial statements in Part I, Item 1 of this report for further discussion.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Derivatives and Market Risk” in Part I, Item 2 of this report.

PART II
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See Note 7 to the consolidated financial statements in Part I, Item 1 of this report.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 30, 2002, the Company held its annual meeting of shareholders. The following matters were submitted to a vote of shareholders:

(1)    The shareholders elected Haywood D. Cochrane, Jr. and Lee S. Wielansky as Class II directors until the annual meeting of shareholders in 2005 or until their successors are elected and have qualified.

The votes were as follows:

	Haywood D. Cochrane	Lee S. Wielansky
Votes cast for	29,099,242	29,105,242
Votes withheld/broker non-votes	179,275	173,275

(2)    The shareholders approved the amendment and restatement of the JDN Realty Corporation 1993 Non-Employee Director Stock Option Plan.

The votes were as follows:

Votes cast for	27,395,818
Votes cast against	1,780,729
Votes withheld	101,969

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.	Description

3.1	Articles of Restatement of JDN Realty Corporation (1)

3.2	Articles of Merger of JDN Enterprises, Inc. with and into the Company (2)

3.3	Amended and Restated Bylaws of the Company, as amended (3)

3.4	Form of Articles Supplementary of JDN Realty Corporation classifying the 9 3/8% Series A Cumulative Redeemable Preferred Stock (4)

4.1	Specimen Common Stock Certificate (5)

4.2	Form of the Company’s 9 3/8% Series A Cumulative Redeemable Preferred Stock Certificate (4)

4.3	Form of 6.918% MandatOry Par Put Remarketed Securities (sm) (“MOPPRS(sm)”) due March 31, 2013 (6)

4.4	Form of 6.80% Global Note due August 1, 2004 (7)

4.5	Form of 6.95% Global Note due August 1, 2007 (7)

4.6	Form of Articles Supplementary of JDN Realty Corporation classifying the 9 3/8% Series A Cumulative Redeemable Preferred Stock (4)

10	Amended and Restated 1993 Non-Employee Director Stock Option Plan

(1)	Filed as an exhibit to the Company’s filing on Form 8-K dated November 7, 1996, previously filed pursuant to the Securities Exchange Act of 1934, and hereby incorporated by reference.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (No. 33-73710) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
(3)	Filed as an exhibit to the Company’s filing on Form 10-K for the year ended December 31, 2001, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
(4)	Filed as an exhibit to the Company’s filing on Form 8-A dated September 17, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-22339) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
(6)	Filed as an exhibit to the Company’s filing on Form 8-K dated April 1, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
(7)	Filed as an exhibit to the Company’s filing on Form 8-K dated August 1, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(b)    Reports on Form 8-K

During the three months ended June 30, 2002, the Company filed the following report on Form 8-K:

Form 8-K dated May 31, 2002 containing a press release announcing the initiation of an executive search process for chief executive officer of the Company

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2002	JDN REALTY CORPORATION /s/ CRAIG MACNAB By: Craig Macnab President and Chief Executive Office

Date: August 7, 2002	/s/ JOHN D. HARRIS, JR. By: John D. Harris, Jr. Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit

3.1	Articles of Restatement of JDN Realty Corporation (1)

3.2	Articles of Merger of JDN Enterprises, Inc. with and into the Company (2)

3.3	Amended and Restated Bylaws of the Company, as amended (3)

3.4	Form of Articles Supplementary of JDN Realty Corporation classifying the 9 3/8% Series A Cumulative Redeemable Preferred Stock (4)

4.1	Specimen Common Stock Certificate (5)

4.2	Form of the Company’s 9 3/8% Series A Cumulative Redeemable Preferred Stock Certificate (4)

4.3	Form of 6.918% MandatOry Par Put Remarketed Securities (sm) (“MOPPRS(sm)”) due March 31, 2013 (6)

4.4	Form of 6.80% Global Note due August 1, 2004 (7)

4.5	Form of 6.95% Global Note due August 1, 2007 (7)

4.6	Form of Articles Supplementary of JDN Realty Corporation classifying the 9 3/8% Series A Cumulative Redeemable Preferred Stock (4)

10	Amended and Restated 1993 Non-Employee Director Stock Option Plan

(1)	Filed as an exhibit to the Company’s filing on Form 8-K dated November 7, 1996, previously filed pursuant to the Securities Exchange Act of 1934, and hereby incorporated by reference.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (No. 33-73710) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
(3)	Filed as an exhibit to the Company’s filing on Form 10-K for the year ended December 31, 2001, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
(4)	Filed as an exhibit to the Company’s filing on Form 8-A dated September 17, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-22339) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
(6)	Filed as an exhibit to the Company’s filing on Form 8-K dated April 1, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
(7)	Filed as an exhibit to the Company’s filing on Form 8-K dated August 1, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.