Form 10-Q
period 2002-09-30
JDN REALTY CORP
filed 2002-11-14
CIK 916836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 001-12844

JDN REALTY CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	58-1468053 (I.R.S. Employer Identification No.)

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

Yes ☒ No ☐

As of October 31, 2002, 34,797,621 shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

FORWARD-LOOKING STATEMENTS IN FORM 10-Q

Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used, statements, which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements are, by their nature, subject to known and unknown risks and uncertainties. Forward-looking statements include statements regarding the following

•	proposed merger expected to close in the first quarter of 2003 described herein;

•	operating covenants in the merger agreement;

•	future development activities;

•	future sales of real estate;

•	refinancing or extending maturing debt obligations;

•	availability of future financing sources;

•	future redevelopment of shopping center properties; and

•	projected capital requirements for number of and timing of shopping centers to be delivered from the Company’s development pipeline.

Among the factors that could cause actual results to differ materially from those anticipated are the following:

•	the availability of new development opportunities;

•	the ability to sell operating shopping center properties and parcels of land as projected and upon economically favorable terms;

•	the ability to refinance or extend maturing debt obligations on acceptable terms;

•	the availability of debt and equity capital with acceptable terms and conditions including, without limitation, the availability of bank credit to fund development and redevelopment activities;

•	changes in the composition of senior management and the Board of Directors;

•	the ability to attract and retain key employees, particularly in light of the proposed merger discussed herein;

•	the outcome and timing of the closing agreement with the Internal Revenue Service discussed herein;

•	business conditions and the general economy, especially as they affect interest rates and value-oriented retailers;

•	the ability to release or retenant anchor spaces at shopping centers where anchor tenants either announced a store closing or negotiated early lease termination;

•	the growth plans of the Company’s tenant customers and potential bankruptcy of tenants in the Company’s operating shopping centers;

•	the federal, state and local regulatory environment;

•
changes in the financial condition or corporate strategy of or business relations with primary retail tenants, or the loss of one or more of the Company’s primary retail tenants or their ability to pay rent;

•	the ability to fund, complete and lease existing development and redevelopment projects on schedule and within budget;

•	the ability to maintain or obtain all necessary licenses, permits and approvals required to conduct the Company’s business; and

•	the ability of JDN Realty Corporation to maintain its qualification as a real estate investment trust.

Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are detailed from time to time in press releases and reports filed by JDN Realty Corporation with the Securities and Exchange Commission, including reports on Forms 8-K, 10-Q and 10-K. See “Risk Factors” under Part I, Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The Company assumes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I   FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JDN REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001

	(Unaudited)
	(In thousands)

ASSETS
Shopping center properties, at cost:
Land	$349,019	$289,296
Buildings and improvements	630,576	624,759
Property under development	124,188	188,484

	1,103,783	1,102,539
Less: accumulated depreciation and amortization	(98,310)	(88,152)
Property held for sale	37,928	—

Shopping center properties, net	1,043,401	1,014,387
Restricted cash - escrow	814	1,815
Accounts receivable	18,920	17,160
Investments in and advances to unconsolidated entities	12,178	12,628
Deferred costs, net of amortization	3,841	6,238
Other assets	13,707	13,235

	$1,092,861	$1,065,463

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unsecured notes payable	$234,806	$234,759
Secured line of credit and term loan	230,000	230,000
Mortgage notes payable	141,263	96,362
Accounts payable and accrued expenses	15,224	27,633
Other liabilities	15,897	14,191

Total liabilities	637,190	602,945

Third party investors’ interest	2,996	2,999

Shareholders’ Equity
Preferred stock, par value $.01 per share - authorized 20,000,000 shares: 9 3/8% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25 per share, issued and outstanding 2,000,000 shares in 2002 and 2001	20	20
Common stock, par value $.01 per share -authorized 150,000,000 shares, issued and outstanding 34,793,745 and 32,795,045 shares in 2002 and 2001, respectively	348	348
Paid-in capital	465,544	475,264
Accumulated other comprehensive loss	(1,390)	(4,266)
Accumulated deficit	(11,847)	(11,847)

	452,675	459,519

	$1,092,861	$1,065,463

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JDN REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,

	2002	2001

	(In thousands, except per share amounts)

Revenues:
Minimum and percentage rents	$21,457	$20,202
Recoveries from tenants	3,425	3,182
Other revenue	171	77

Total revenues	25,053	23,461

Operating expenses:
Operating and maintenance	2,321	2,269
Real estate taxes	2,421	1,820
General and administrative	2,932	2,607
Impairment loss	—	1,002
Depreciation and amortization	5,317	5,201
Settlement recovery	—	(3,825)

Total operating expenses	12,991	9,074

Income from operations	12,062	14,387
Other income (expense):
Interest expense, net	(8,516)	(7,347)
Other income (expense), net	256	(196)
Equity in net income (loss) of unconsolidated entities	154	(1)

Income from continuing operations before minority interest in net income of consolidated subsidiaries and net gain on real estate sales	3,956	6,843
Minority interest in net income of consolidated subsidiaries	(38)	(46)

Income from continuing operations before net gain on real estate sales	3,918	6,797
Net gain on real estate sales
Depreciated	—	7,393
Undepreciated	1,332	2,788

Income from continuing operations	5,250	16,978
Discontinued operations:
Income from operating properties sold or held for sale	717	1,160
Gain on disposal of depreciated properties	1,087	—

Net income	7,054	18,138
Dividends to preferred shareholders	(1,172)	(1,172)

Net income attributable to common shareholders	$5,882	$16,966

Income per common share - basic:
Income from continuing operations (net of preferred dividends)	$0.12	$0.48
Discontinued operations	0.05	0.04

Net income attributable to common shareholders	$0.17	$0.52

Income per common share - diluted:
Income from continuing operations (net of preferred dividends)	$0.12	$0.48
Discontinued operations	0.05	0.04

Net income attributable to common shareholders	$0.17	$0.52

Dividends per common share	$0.27	$0.27

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JDN REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

	(In thousands, except per share amounts)

Revenues:
Minimum and percentage rents	$63,041	$62,297
Recoveries from tenants	11,142	10,468
Other revenue	3,430	782

Total revenues	77,613	73,547
Operating expenses:
Operating and maintenance	7,204	7,620
Real estate taxes	7,150	5,556
General and administrative	8,735	8,709
Corporate investigation and legal costs	—	982
Impairment loss	200	1,323
Depreciation and amortization	15,528	15,433
Settlement expense, net	—	43,785

Total operating expenses	38,817	83,408

Income (loss) from operations	38,796	(9,861)
Other income (expense):
Interest expense, net	(24,276)	(23,562)
Other income (expense), net	(1,238)	203
Equity in net income (loss) of unconsolidated entities	411	(358)

Income (loss) from continuing operations before minority interest in net income of consolidated subsidiaries and net gain on real estate sales	13,693	(33,578)
Minority interest in net income of consolidated subsidiaries	(116)	(130)

Income (loss) from continuing operations before net gain on real estate sales	13,577	(33,708)
Net gain on real estate sales
Depreciated	—	16,673
Undepreciated	2,781	5,323

Income (loss) from continuing operations	16,358	(11,712)
Discontinued operations:
Income from operating properties sold or held for sale	2,796	3,480
Gain on disposal of depreciated properties, net of impairment loss	1,615	(320)
Gain on disposal of undepreciated properties	730	—

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	21,499	(8,552)
Extraordinary item	—	(1,608)

Income (loss) before cumulative effect of change in accounting principle	21,499	(10,160)
Cumulative effect of change in accounting principle	(172)	(280)

Net income (loss)	21,327	(10,440)
Dividends to preferred shareholders	(3,516)	(3,516)

Net income (loss) attributable to common shareholders	$17,811	$(13,956)

Income (loss) per common share - basic:
Income (loss) from continuing operations (net of preferred dividends)	$0.37	$(0.47)
Discontinued operations	0.15	0.10
Extraordinary item	—	(0.05)
Cumulative effect of change in accounting principle	(0.01)	(0.01)

Net income (loss) attributable to common shareholders	$0.51	$(0.43)

Income (loss) per common share - diluted:
Income (loss) from continuing operations (net of preferred dividends)	$0.37	$(0.47)
Discontinued operations	0.15	0.10
Extraordinary item	—	(0.05)
Cumulative effect of change in accounting principle	(0.01)	(0.01)

Net income (loss) attributable to common shareholders	$0.51	$(0.43)

Dividends per common share	$0.81	$0.87

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JDN REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

	(In thousands)

Cash flows from operating activities:
Net income (loss)	$21,327	$(10,440)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,806	15,689
Amortization	4,725	4,455
Equity in net (income) loss of unconsolidated entities	(411)	358
Minority interest in net income of consolidated entities	116	130
Net gain on real estate sales	(2,781)	(21,995)
Impairment loss	200	1,323
Settlement expense	—	43,785
Gain on disposal of depreciated properties, net of impairment loss	(1,615)	320
Gain on disposal of undepreciated properties	(730)	—
Extraordinary item	—	1,608
Cumulative effect of change in accounting principle	172	280
Changes in assets and liabilities:
Accounts receivable	(571)	518
Other assets	(1,073)	515
Accounts payable and accrued expenses	(12,410)	(5,901)
Other liabilities	3,696	3,276

Net cash provided by operating activities	$26,451	$33,921

Cash flows from investing activities:
Development and redevelopment of shopping center properties	$(79,574)	$(95,914)
Improvements to shopping center properties	(937)	(938)
Investments in and advances to unconsolidated entities	859	(1,756)
Proceeds from real estate sales	41,412	136,516
Other	155	2,953

Net cash provided by (used in) investing activities	$(38,085)	$40,861

Cash flows from financing activities:
Proceeds from line of credit and term loan	$110,100	$330,400
Proceeds from mortgages and notes payable	76,319	23,000
Principal payments on line of credit and term loan	(110,100)	(372,400)
Principal payments on mortgages and notes payable	(31,418)	(26,686)
Distributions paid to preferred shareholders	(3,516)	(3,516)
Distributions paid to common shareholders	(28,186)	(28,590)
Payments for deferred loan financing charges	(1,179)	(5,848)
Other	(386)	(419)

Net cash provided by (used in) financing activities	$11,634	$(84,059)

Decrease in cash and cash equivalents	—	(9,277)
Cash and cash equivalents, beginning of period	—	9,277

Cash and cash equivalents, end of period	$—	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JDN REALTY CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2002

1.       THE COMPANY

         JDN Realty Corporation (the “Company”) is a real estate company specializing in the development and management of retail shopping centers. As of September 30, 2002, the Company’s operating shopping centers and development projects were located in 21 states. The Company has elected to be taxed as a real estate investment trust (“REIT”).

2.       BASIS OF PRESENTATION

         The accompanying financial statements represent the consolidated financial statements of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         New Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142, which is effective for the Company as of January 1, 2002, prohibits regular amortization of goodwill and requires at least an annual impairment analysis of all recorded goodwill. Upon adoption of SFAS No. 142, the Company recorded a cumulative effect of change in accounting principle of $172,000 in the nine months ended September 30, 2002 related to impairment of the Company’s goodwill.

         On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under the new guidance, management reviews long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates the carrying amount of the asset may not be recoverable and the future undiscounted cash flows expected to be generated by the asset are less than its carrying amount. If such assets are considered to be impaired, the Company records impairment losses and reduces the carrying amount of impaired assets to an amount that reflects the fair value of the assets at the time impairment is evident. Management also reviews estimated selling prices of assets held for sale and records impairment losses to reduce the carrying amount of assets held for sale when the carrying amounts exceed the estimated selling prices less costs to sell. Also, material long-lived assets held for sale are separately identified in the consolidated balance sheets and their related net operating income is segregated as income from discontinued operations in the consolidated statements of operations. In addition, depreciation of long-lived assets held for sale is not recorded. If an asset held for sale reverts to an asset used in operations, the asset will be measured at the lower of the original carrying cost, adjusted for the forgone depreciation, or the fair value at the date of the decision to hold the asset. Adoption of SFAS No. 144 did not have a material effect on the Company. (See Note 7)

          Reclassifications. Certain amounts as previously reported have been reclassified to conform to the current period’s presentation.

4.       CONSTRUCTION LOAN

On September 25, 2002, the Company closed a construction loan secured by land and improvements in Aurora, Colorado (the “Aurora Loan”). The Aurora Loan provides for maximum borrowings of $18.0 million, none of which was outstanding as of September 30, 2002. The Aurora Loan matures in September 2004, but may be extended to September 2006 provided certain leasing and development targets are met. The Aurora Loan bears interest at LIBOR plus 2.00%.

5.       SHOPPING CENTER DISPOSITIONS

         During the three months ended September 30, 2002, the Company sold the following shopping centers or portions of shopping centers:

Location	Disposition Date	Company GLA (square feet)	Sales Price

Bradenton, Florida	7/19/2002	9,612	$2,174,000
Ocala, Florida	8/8/2002	82,200	2,730,000
Rocky Mount, North Carolina	8/13/2002	68,061	6,213,000

Total:		159,873	$11,117,000

6.       PROPERTY HELD FOR SALE

         The Company classifies real estate assets as held for sale when a sales contract is executed on an asset. At September 30, 2002, the Company had executed sales contracts on three operating shopping centers or portions of operating shopping centers and 18 tracts of land, totaling $37.9 million. These assets are reflected in the accompanying consolidated balance sheets at the lower of cost or fair value less costs to sell. The Company expects the sale of these assets to occur within the next twelve months.

7.       DISCONTINUED OPERATIONS

         SFAS No. 144 requires that the results from operations for all periods presented and the eventual gain/loss on the disposition of operating assets held for sale be segregated as discontinued operations in the consolidated statements of operations for all periods presented. The Company classifies real estate assets as held for sale when a sales contract is executed on an asset. For the three months and nine months ended September 30, 2002 and 2001, income from discontinued operations includes the results of operations and gain/loss on disposition (if the property was sold prior to September 30, 2002) of seven operating shopping centers or portions of operating shopping centers and four ground leases.

         The assets relating to assets held for sale and operating results relating to assets sold and held for sale are as follows (in thousands):

September 30, 2002

Land	$14,743
Building	24,162
Other real estate assets	2,127

41,032

Less accumulated depreciation	(3,104)

Real estate assets, net	$37,928

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Revenues	$971	$1,625	$3,985	$4,918

Operating expenses	29	83	95	291
Real estate taxes	21	25	302	76
Depreciation and amortization	204	357	792	1,071

	254	465	1,189	1,438

Income from operating properties held for sale	717	1,160	2,796	3,480

Gain (loss) on disposal of depreciated properties, net of impairment loss	1,087	—	1,615	(320)
Gain on disposal of undepreciated properties	—	—	730	—

Income from discontinued operations	$1,804	$1,160	$5,141	$3,160

8.       COMPREHENSIVE INCOME

         The following table sets forth the computation of comprehensive income (loss):

(In thousands)	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Net income (loss)	$7,054	$18,138	$21,327	$(10,440)

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps	1,204	(3,358)	2,876	(4,266)

Comprehensive income (loss)	$8,258	$14,780	$24,203	$(14,706)

9.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Numerator:
Income (loss) from continuing operations	$5,250	$16,978	$16,358	$(11,712)
Discontinued operations	1,804	1,160	5,141	3,160
Extraordinary item	—	—	—	(1,608)
Cumulative effect of change in accounting principle	—	—	(172)	(280)

Net income (loss)	7,054	18,138	21,327	(10,440)
Dividends to preferred shareholders	(1,172)	(1,172)	(3,516)	(3,516)

Net income (loss) attributable to common shareholders	$5,882	$16,966	$17,811	$(13,956)

Denominator:
Weighted-average shares outstanding	34,797	32,855	34,803	32,861
Unvested restricted stock outstanding	(170)	(264)	(203)	(301)

Denominator for basic earnings per share	34,627	32,591	34,600	32,560
Dilutive effect of stock options and unvested restricted stock	110	108	138	—

Denominator for diluted earnings per share	34,737	32,699	34,738	32,560

Income (loss) per common share - basic:
Income (loss) from continuing operations (net of preferred dividends)	$0.12	$0.48	$0.37	$(0.47)
Discontinued operations	0.05	0.04	0.15	0.10
Extraordinary item	—	—	—	(0.05)
Cumulative effect of change in accounting principle	—	—	(0.01)	(0.01)

Net income (loss) attributable to common shareholders	$0.17	$0.52	$0.51	$(0.43)

Income (loss) per common share - diluted:
Income (loss) from continuing operations (net of preferred dividends)	$0.12	$0.48	$0.37	$(0.47)
Discontinued operations	0.05	0.04	0.15	0.10
Extraordinary item	—	—	—	(0.05)
Cumulative effect of change in accounting principle	—	—	(0.01)	(0.01)

Net income (loss) attributable to common shareholders	$0.17	$0.52	$0.51	$(0.43)

         Of total options outstanding, options to purchase 714,682 and 1,955,182 shares of common stock for the three and nine months ended September 30, 2002, respectively, and options to purchase 642,750 and zero shares of common stock for the three and nine months ended September 30, 2001, respectively, were outstanding with exercise prices higher than the average market price of the common shares for the applicable period. These options were not included in the computation of diluted earnings per share because the effect would be antidilutive.

         The Company is the general partner in a limited partnership that issued limited partnership units initially valued at $3.0 million and was formed to own and operate a shopping center in Milwaukee, Wisconsin. Subject to certain conditions, the limited partnership units are exchangeable for cash or 139,535 shares of the Company’s common stock. As of September 30, 2002, none of the limited partnership units have been exchanged for shares. Using the “if-converted” method, the effect of these units is antidilutive; therefore, they have been excluded from the computation of earnings per share.

10.      MERGER AGREEMENT

         On October 4, 2002, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Developers Diversified Realty Corporation (“DDR”) pursuant to which the Company’s common shareholders will receive 0.518 of a share of DDR common stock in exchange for each share of the Company’s common stock. In addition, the Company’s preferred shareholders will receive in exchange for each share of the Company’s preferred stock one share of a class of DDR voting preferred stock with similar terms and conditions as the Company’s preferred stock. The merger is intended to qualify as a tax-free reorganization, with acceptable tax opinions being a condition to closing. In conjunction with the transaction, DDR will nominate one of the Company’s Board members to its Board of Directors at its special meeting to approve the merger and at DDR’s annual meeting in 2003. Completion of the merger, which is expected to occur in the first quarter of 2003, is subject to approval of the merger and the merger agreement by the Company’s shareholders, approval of the issuance of additional DDR stock by the DDR shareholders, and the satisfaction of other closing conditions described in the Merger Agreement, including the Company entering into a closing agreement with the Internal Revenue Service (“IRS”) with respect to certain REIT qualification issues. (See Note 11 for further discussion.) The Company has agreed to pay a $16.0 million termination fee to DDR and termination expenses up to $4.0 million if the Merger Agreement is terminated under certain circumstances.

         The Company has agreed to conduct its business in compliance with operating covenants set forth in the Merger Agreement. The operating covenants, among other things, require the Company’s management to pursue certain development and pre-development projects and place limitations on the pursuit of new developments, redevelopments and capital improvements of existing centers. In addition, the Merger Agreement limits the Company’s ability to sell assets and incur indebtedness without the consent of DDR.

         Also in connection with the Merger Agreement, the Company has agreed to suspend any common stock dividend payments until after it has obtained an effective closing agreement with the IRS and it has paid in full or adequately reserved for any fees, penalties, taxes, costs, or other expenses pursuant to or in connection with the closing agreement with the IRS. In addition, the Merger Agreement limits the dividends payable by the Company for the next two quarters to no more than $0.27 for the fourth quarter of 2002 and to the equivalent DDR dividend for the first quarter of 2003. Any permissible dividends will be reduced by the amount, if any, of any penalties, fees or expenses associated with the closing agreement.

11.      CONTINGENCIES

         A REIT generally is not taxed at the corporate level on income that it currently distributes to its shareholders, provided that a number of technical requirements are satisfied on a continuing basis. In general, an entity that fails to qualify as a REIT is subject to federal and state income tax as a regular corporation, and distributions to its shareholders are not deductible in computing its taxable income. The Company is seeking clarification from the IRS with respect to satisfaction of certain technical requirements for qualification as a REIT for two quarters in the year ended December 31, 2000. The Company is in the process of requesting from the IRS a closing agreement with respect to this matter and anticipates a resolution in the fourth quarter of 2002. A closing agreement is a final agreement between the IRS and a taxpayer on a specific issue or liability. A mutually satisfactory closing agreement with the IRS is one of the conditions to closing the proposed merger transaction with DDR discussed in Note 10. There can be no assurance that the IRS will enter into a closing agreement with the Company with respect to this matter. Additionally, the IRS has a full range of penalty options at its disposal and any taxes, interest and penalties assessed, if any, may have a material adverse effect on the results of operations or financial condition of the Company.

         On October 7, 2002, a shareholder filed a purported class action and derivative suit in the Superior Court of Fulton County, Atlanta, Georgia, against the Company, its Board of Directors and DDR alleging breach of fiduciary duty, waste, abuse of control, and unjust enrichment. The complaint seeks declamatory relief, an order enjoining consummation of the merger, and an accounting for unspecified damages. Management believes that this lawsuit is without merit and intends to vigorously defend against it.

         On October 10, 2002, a shareholder filed a purported class action suit in the Circuit Court for Baltimore, Maryland against the Company and its Board of Directors alleging breach of fiduciary duty. The complaint seeks declamatory relief, an order enjoining consummation of the merger and unspecified damages. Management believes that this lawsuit is without merit and intends to vigorously defend against it.

         The Company is from time to time a party to legal proceedings that arise in the ordinary course of its business. The Company does not believe in management’s judgment based on information currently available, that any of these ordinary course legal proceedings would have a material effect on the results of operations or financial condition of the Company, nor is management aware of any material legal proceedings threatened against the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         JDN Realty Corporation is a real estate company specializing in the development and management of retail shopping centers. When referred to herein, the term “Company” represents JDN Realty Corporation and its wholly owned or majority-owned subsidiaries. As of September 30, 2002, the Company owned and operated, either directly or indirectly through an affiliated entity, 99 shopping center properties containing approximately 11.4 million square feet of gross leasable area (“Company GLA”) located in 20 states, with the highest concentrations of Company GLA in Georgia, Wisconsin, and Tennessee. The principal tenants of the Company’s properties include Lowe’s, Wal-Mart and Kohl’s. As of September 30, 2002, the Company had 14 projects under construction. JDN Realty Corporation was incorporated under Maryland law in 1993 and has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.

Proposed Merger Agreement

         On October 4, 2002, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Developers Diversified Realty Corporation (“DDR”) pursuant to which the Company’s common shareholders will receive 0.518 of a share of DDR common stock in exchange for each share of the Company’s common stock. In addition, the Company’s preferred shareholders will receive in exchange for each share of the Company’s preferred stock one share of a class of DDR voting preferred stock with similar terms and conditions as the Company’s preferred stock. The merger is intended to qualify as a tax-free reorganization, with acceptable tax opinions being a condition of closing. In conjunction with the transaction, DDR will nominate one of the Company’s Board members to its Board of Directors at its special meeting to approve the merger and at DDR’s annual meeting in 2003. Completion of the merger, which is expected to occur in the first quarter of 2003, is subject to approval of the merger and the Merger Agreement by the Company’s shareholders, approval of the issuance of additional DDR stock by the DDR shareholders, and the satisfaction of other closing conditions described in the Merger Agreement, including the Company entering into a closing agreement with the Internal Revenue Service (“IRS”) with respect to certain REIT qualification issues. See “Contingencies” below for further discussion of this matter. The Company has agreed to pay a $16.0 million termination fee to DDR and termination expenses up to $4.0 million if the Merger Agreement is terminated under certain circumstances.

         The Company has agreed to conduct its business in compliance with operating covenants set forth in the Merger Agreement. The operating covenants, among other things, require the Company’s management to pursue certain development and pre-development projects and place limitations on the pursuit of new developments, redevelopments and capital improvements of existing centers. In addition, the Merger Agreement limits the Company’s ability to sell assets and incur indebtedness without the consent of DDR.

         Also in connection with the Merger Agreement, the Company has agreed to suspend any common stock dividend payments until after it has an effective closing agreement with the IRS and it has paid in full or adequately reserved for any fees, penalties, taxes, costs, or other expenses pursuant to or in connection with the closing agreement with the IRS. In addition, the Merger Agreement limits dividends payable by the Company for the next two quarters to no more than $0.27 for the fourth quarter of 2002 and the equivalent DDR dividend for the first quarter of 2003. Any permissible dividends will be reduced by the amount, if any, of penalties, fees or expenses associated with the closing agreement.

         If the merger is not completed, the Company is exposed to, among others, the following risks that may adversely affect its financial condition, results of operations, stock price and ability to pay dividends to common and preferred shareholders:

•
The diversion of management’s attention from the Company’s day-to-day operations and the unavoidable disruption to its employees, including the potential loss of key employees, and the potential disruption to relationships with tenants and development partners, all of which may impair management’s ability to maintain and increase revenue and FFO (present levels of FFO); and

•
The Company may not be able to continue at its present level of operations and meet maturing obligations, and may have to reduce overhead, dispose of properties and/or development projects under potentially unfavorable terms, or terminate commitments entered into in as a result of the operating covenants of the Merger Agreement, any of which could have a material adverse effect on its financial condition, results of operations and distributions to shareholders.

Results of Operations

Comparison of the Three Months Ended September 30, 2002 to the Three Months Ended September 30, 2001

         During 2002 and 2001, the Company developed and began operations at 40 properties totaling approximately 4.7 million square feet (the “Development Properties”). During 2002 and 2001, the Company disposed of 26 properties totaling approximately 2.0 million square feet (the “Disposition Properties”). As indicated below, the Development Properties and the Disposition Properties affected the Company’s results of operations.

         Minimum and percentage rents increased $1.3 million, or 6.2%, to $21.5 million for the three months ended September 30, 2002 from $20.2 million for the same period in 2001. Minimum and percentage rents decreased $768,000 as a result of the Disposition Properties. This decrease is partially offset by a $1.9 million increase related to the Development Properties. The remaining increase is primarily the result of an increase in rents at existing properties.

         Recoveries from tenants increased $242,000, or 7.6%, to $3.4 million for the three months ended September 30, 2002 from $3.2 million for the same period in 2001. Recoveries from tenants decreased $134,000 as a result of the Disposition Properties. This decrease is offset by a $254,000 increase related to the Development Properties. The remaining increase primarily relates to increased operating and maintenance expenses and real estate taxes at existing properties.

         Other revenue increased $94,000, or 122.1%, to $171,000 for the three months ended September 30, 2002 from $77,000 for the same period in 2001. Other revenue for the three months ended September 30, 2002 includes lease termination fees in the aggregate amount of $87,000 at two of the Company’s shopping center properties and management fees earned on third-party management services. Other revenue for the three months ended September 30, 2001 represents management fees earned on third-party management services.

         Operating and maintenance expenses decreased $53,000, or 2.3%, to $2.3 million for the three months ended September 30, 2002 from $2.3 million for the same period in 2001. Operating and maintenance expenses decreased $171,000 as a result of the Disposition Properties. This decrease is partially offset by a $73,000 increase related to the Development Properties. The remaining increase is a result of increased operating and maintenance expenses at existing properties.

         Real estate taxes increased $601,000, or 33.0%, to $2.4 million for the three months ended September 30, 2002 from $1.8 million for the same period in 2001. Real estate taxes increased by $407,000 as a result of the Development Properties. This increase is partially offset by a $98,000 decrease related to the Disposition Properties. The remaining increase is a result of increased real estate taxes at existing properties and real estate taxes on land that was previously under construction.

         General and administrative expense increased $324,000, or 12.4%, to $2.9 million for the three months ended September 30, 2002 from $2.6 million for the same period in 2001. Of this increase, $50,000 relates to the fee paid in connection with the Company’s previously announced Chief Executive Officer search and $175,000 relates to an increase in legal expenses associated with the pursuit of lawsuits against the Company's former outside legal counsel. See “Litigation” under Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 for further discussion. The remaining increase primarily relates to an increase in temporary employment.

         Impairment loss for the three months ended September 30, 2001 of $1.0 million represents a charge to reduce the basis of real estate assets held for sale to estimated fair value less costs to sell. There was no such impairment loss in the three months ended September 30, 2002.

         Depreciation and amortization expense increased $116,000, or 2.2%, to $5.3 million for the three months ended September 30, 2002 from $5.2 million for the same period in 2001. Depreciation and amortization expense decreased $308,000 as a result of the Disposition Properties. This decrease is offset by a $439,000 increase related to the Development Properties. The remaining decrease is primarily the result of a one time depreciation adjustment at one of the Company’s shopping centers in 2001.

         Settlement recovery, net for the three months ended September 30, 2001 of $3.8 million relates primarily to a decrease in the liability for the settlement of the Company’s class action and shareholder derivative lawsuits. The Company was required to adjust the value of the common stock portion of the settlements until the shares were issued in December 2001. As a result of a decrease in the Company’s common stock price during the third quarter of 2001, the Company reduced the liability by approximately $4.1 million. See “Litigation” under Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 for further discussion.

         Interest expense, net of capitalized amounts, increased $1.2 million, or 15.9%, to $8.5 million for the three months ended September 30, 2002 from $7.3 million for the same period in 2001. The increase primarily relates to a reduction in capitalized interest due to fewer projects under construction in 2002.

         Other income, net increased $451,000 to net income of $256,000 for the three months ended September 30, 2002 from net expense of $195,000 for the same period in 2001. This increase is primarily related to an $650,000 increase in the Company’s provision for abandoned projects offset by a $1.2 million federal income tax refund due to JDN Development Company, Inc. (“JDN Development”). This refund was the result of a change in tax laws allowing the carryback of net operating losses of JDN Development to profitable years.

         Equity in net income (loss) of unconsolidated entities increased $155,000 for the three months ended September 30, 2002. Of this increase, $150,000 relates to the Company’s share of income from a limited liability company in which the Company obtained a 49% economic interest in September 2001. The remaining increase relates to the Company’s share of income and losses from the Company’s four other unconsolidated joint ventures in which the Company has an interest.

         Net gain on real estate sales for the three months ended September 30, 2002 of $1.3 million represents a net gain on the sale of five parcels of land. Net gain on real estate sales for the three months ended September 30, 2001 of $10.2 million represents net gain on the sale of 12 operating shopping centers or portions of operating shopping centers and 14 parcels of land.

         Discontinued operations for the three months ended September 30, 2002 and 2001 of $1.8 million and $1.2 million, respectively, represent the net operating income and the gain on disposal of seven of the Company’s operating shopping centers or portions of shopping centers and four ground leases that are either under contract for sale as of September 30, 2002 or were disposed of in 2002.

Comparison of the Nine Months Ended September 30, 2002 to the Nine Months Ended September 30, 2001

         Minimum and percentage rents increased $744,000, or 1.2%, to $63.0 million for the nine months ended September 30, 2002 from $62.3 million for the same period in 2001. Minimum and percentage rents increased by $6.5 million as a result of the Development Properties; this increase is partially offset by a $5.8 million decrease related to the Disposition Properties.

         Recoveries from tenants increased $674,000, or 6.4%, to $11.1 million for the nine months ended September 30, 2002 from $10.5 million for the same period in 2001. Recoveries from tenants increased by $1.7 million as a result of the Development Properties. This increase is partially offset by a $859,000 decrease related to the Disposition Properties and by a net decrease in recoverable expenses at existing properties.

         Other revenue increased $2.7 million to $3.4 million for the nine months ended September 30, 2002 from $782,000 for the same period in 2001. Other revenue for the nine months ended September

30, 2002 represents lease termination fees of $3.2 million at six of the Company’s shopping center properties and management fees earned on third-party management services. Other revenue for the nine months ended September 30, 2001 represents management fees earned on third-party management services and a lease termination fee of $559,000 at one of the Company’s shopping center properties.

         Operating and maintenance expenses decreased $416,000, or 5.5%, to $7.2 million for the nine months ended September 30, 2002 from $7.6 million for the same period in 2001. Operating and maintenance expenses increased by $253,000 as a result of the Development Properties. This increase is offset by a $635,000 decrease related to the Disposition Properties. The remaining decrease is primarily a result of decreased operating and maintenance expenses at existing properties.

         Real estate taxes increased $1.6 million, or 28.7%, to $7.2 million for the nine months ended September 30, 2002 from $5.6 million for the same period in 2001. Real estate taxes increased by $1.3 million as a result of the Development Properties. This increase is partially offset by a $471,000 decrease related to the Disposition Properties. The remaining increase is a result of increased real estate taxes at existing properties and real estate taxes on land that was previously under construction.

         Corporate investigation and legal costs for the nine months ended September 30, 2001 represent the professional fees incurred by the Company primarily as a result of the investigation by the SEC and the class action lawsuits. See “Litigation” under Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. There were no such costs incurred in the nine months ended September 30, 2002.

         Impairment loss decreased $1.1 million, or 84.9%, to $200,000 for the nine months ended September 30, 2002 from $1.3 million for the same period in 2001. Impairment loss for the nine months ended September 30, 2002 represents charges to reduce the basis of land held for sale to estimated fair value less costs to sell. Impairment loss for the nine months ended September 30, 2001 represents charges to reduce the basis of land and shopping centers held for sale to estimated fair value less costs to sell, net of increases in estimated fair value of properties written down in previous periods.

         Depreciation and amortization expense increased $95,000, or 0.6%, to $15.5 million for the nine months ended September 30, 2002 from $15.4 million for the same period in 2001. Depreciation and amortization expense increased by $1.2 million as a result of the Development Properties. This increase is offset by a $1.5 million decrease related to the Disposition Properties. The remaining increase primarily relates to capital improvements on existing properties and miscellaneous depreciation adjustments.

         Settlement expense for the nine months ended September 30, 2001 of $43.8 million represents net settlement charges related to the settlement of the class action and derivative lawsuits, including legal and other costs the Company incurred related to the aforementioned settlements. See “Litigation” under Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

         Interest expense, net of capitalized amounts, increased $714,000, or 3.0%, to $24.3 million for the nine months ended September 30, 2002 from $23.6 million for the same period in 2001. The increase is primarily attributable to a reduction in capitalized interest due to fewer projects under construction.

         Other income (expense), net decreased $1.4 million, or 711.4%, to $1.2 million net expense for the nine months ended September 30, 2002 from $202,000 net income for the same period in 2001. Of this decrease, $1.9 million relates to an increase in the Company’s provision for abandoned projects and $436,000 relates to a decrease in miscellaneous interest income. These decreases are partially offset by the recording of a $1.2 million federal income tax refund due to JDN Development. This refund was the result of a change in tax laws allowing the carryback of net operating losses of JDN Development to profitable years.

         Equity in net income of unconsolidated entities increased $769,000, or 215.0%, to $411,000 net income for the nine months ended September 30, 2002 from a net loss of $358,000 for the same period in 2001. Of this increase, $537,000 relates to the Company’s share of income from a limited liability company in which the Company obtained a 49% economic interest in September 2001, and $115,000 relates to the disposition of a 50% interest in another limited liability company in May 2001. The remaining increase relates to the Company’s share of income and losses from the Company’s other four unconsolidated joint ventures in which the Company has an interest.

         Net gain on real estate sales of $2.8 million for the nine months ended September 30, 2002 represents gains on the sale of 14 parcels of land. Net gain on real estate sales of $22.0 million for the nine months ended September 30, 2001 represents gain on the sale of 16 shopping centers and 19 parcels of land.

         Discontinued operations for the nine months ended September 30, 2002 and 2001 of $5.1 million and $3.2 million, respectively, represent the net operating income and the gain on the disposal of seven of the Company’s operating shopping centers or portions of shopping centers and four ground leases that are either under contract for sale as of September 30, 2002 or were disposed of in 2002.

         Extraordinary item of $1.6 million for the nine months ended September 30, 2001 represents unamortized deferred costs related to the Company’s unsecured credit facility upon early extinguishment in March 2001. There were no such items in the nine months ended September 30, 2002.

         Cumulative effect of change in accounting principle for the nine months ended September 30, 2002 of $172,000 represents a charge to adjust the Company’s goodwill to fair market value upon adoption of Statement of Financial Accounting (“SFAS”) No. 142, Goodwill and Other Intangible Assets in January 2002. Cumulative effect of change in accounting principle for the nine months ended September 30, 2001 of $280,000 represents a charge to adjust the Company’s interest rate cap agreement to fair market value upon adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities in January 2001.

Significant Accounting Policies

         During the three months ended September 30, 2002, there were no material changes in the Company’s significant accounting policies presented under the heading “Significant Accounting Policies” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income (loss) attributable to common shareholders (1)	$5,882	$16,966	$17,811	$(13,956)
Depreciation of real estate assets	4,976	5,037	14,760	14,987
Amortization of tenant allowances and tenant improvements	117	113	338	330
Amortization of deferred leasing costs	254	212	703	623
Impairment loss on shopping centers	—	522	—	818
Net (gain) on operating real estate sales	—	(7,393)	—	(16,673)
Gain on disposal of depreciated properties, net of impairment loss	(1,087)	—	(1,615)	—
Extraordinary item	—	—	—	1,608
Cumulative effect of change in accounting principle	—	—	172	280
Adjustments related to activities in unconsolidated entities	231	10	460	44

FFO	$10,373	$15,467	$32,629	$(11,939)

(1)	Includes gains on sale of undepreciated land of $1,332 and $2,788 for the three months ended September 30, 2002 and 2001, respectively, and $2,781 and $5,323 for the nine months ended September 30, 2002 and 2001, respectively.

Leasing and Tenant Information

         As of September 30, 2002, Lowe’s, Wal-Mart and Kohl’s Corporation represented 15.4%, 4.8% and 3.9%, respectively, of the Company’s annualized base rent (“Company ABR”). In addition, at that date, anchor tenants represented 38.2% of Company ABR and national and regional tenants represented 82.6% of Company ABR. As of September 30, 2002, properties owned and operated by the Company and one affiliated entity were 93.0% leased, a slight increase from the second quarter of 92.7% leased as of June 30, 2002.

         As of September 30, 2002, the Company operated shopping center properties in 20 states. Shopping center properties located in Georgia, Tennessee and Wisconsin represented 37.2%, 9.6% and 7.1%, respectively, of Company ABR.

         The Company derives the majority of its rental income and development activities from the retail industry and is therefore exposed to trends or events affecting the retail industry. As of September 30, 2002, the Company was exposed primarily to the following segments of the retail industry:

Retail Segment	Percentage of Company ABR

Home Improvement	15.4%
Supermarket	11.6%
Restaurant	9.5%
Discount	7.3%
Discount Department Stores	6.7%
Office Supplies	4.9%
Home Goods	4.2%
Electronics	4.1%
Apparel	3.7%
Service	3.7%

         On January 22, 2002, Kmart Corporation, an anchor tenant in five of the Company’s wholly or jointly owned shopping centers, filed a petition for Chapter 11 bankruptcy protection. Under Chapter 11 bankruptcy protection, Kmart has the ability to affirm or reject pre-petition lease agreements. As of September 30, 2002, Kmart has rejected one of the Company’s five leases, representing approximately $327,000 of Company ABR. The remaining four leases together represent approximately 2.5% of Company ABR and 3.5% of Company GLA. There can be no assurance that Kmart will accept the Company’s other four leases or that the remaining leases, if accepted, will not have reduced rental rates. Rejection or reduction of rental rates of any or all of the Company’s remaining Kmart leases could have an adverse effect on the Company’s results of operations.

New Development Activities

         The Company’s primary business has historically been to develop shopping centers anchored by value-oriented, necessity-item retailers such as Lowe’s, Wal-Mart, Kroger and Kohl’s. Under the operating covenants of the Merger Agreement, the Company is limited as to the number of projects that it may pursue and the amounts that it may spend per project without DDR’s approval. Therefore, management expects that the volume of new development activity will decrease significantly from previous levels.

Redevelopment Activities

         The Company’s business strategy includes the selective redevelopment, retenanting and expansion of shopping centers to increase cash flows and property values while simultaneously earning an appropriate return on the Company’s investment. The Company has historically been active in its tenant’s expansion plans as changing demographics and increased sales warrant expansion or relocation. Redevelopment projects have included the addition of anchor tenants, changes in the tenant mix and the reconfiguration of shopping centers. The Company has worked closely with several anchor tenants to enlarge their stores and enhance merchandising capabilities.

         The Company is currently involved in shopping center redevelopments or major retenanting/reconfigurations located in Ocala, Florida and Fayetteville, North Carolina. Additionally, management is evaluating redevelopment or retenanting opportunities at a number of shopping centers in which anchor tenants have either announced a store closing or have negotiated early lease terminations. Under the operating covenants of the Merger Agreement, the Company is limited as to the number of redevelopments it may undertake and the amounts that it may spend per project without DDR’s approval. Redeveloping or retenanting is dependent on locating qualified tenants that have the ability to meet the terms as outlined in their respective leases. In the event the Company is unable to locate qualified tenants, or if rents achieved are less than rents received from previous tenants, the Company’s results of operations may be adversely affected and the Company may be forced to write down the value of one or more of its assets.

Management

            Because of the pending merger with DDR, the Company’s previously reported search for a new Chief Executive Officer has been suspended. The employment agreements of two of the Company’s executive officers, Craig Macnab and Lee S. Wielansky, expire on December 14, 2002. The Compensation Committee of the Board of Directors has commenced discussions with these officers about extensions to their employment agreements. There can be no assurance, however, that agreements as to extended terms will be reached with these officers, and the departure of either of these officers after the terms of their current employment agreements expire could have a material adverse effect on the Company’s operations, financial condition and the ability to refinance maturing debt obligations.

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

         During the nine months ended September 30, 2002, the Company incurred $79.6 million in development and redevelopment costs. The Company funded these development and redevelopment costs primarily with borrowings under its lines of credit and from construction loans.

Indebtedness

         As of September 30, 2002, the Company’s indebtedness consisted of the following:

	Principal Balance	Effective Interest Rate		Maturity Date	Percent of Total Indebtedness

	(in thousands)
Fixed Rate
Mandatory Par Put Remarketed Securities (“MOPPRS”)	$75,000	7.08	% (1)	31-Mar-03	12.4%
Mortgage note payable - Richmond, Kentucky	5,705	7.63	% (2)	01-Dec-03	0.9%
Seven Year Notes	74,935	7.10	% (1)	01-Aug-04	12.4%
Ten Year Notes	84,871	7.23	% (1)	01-Aug-07	14.0%
Mortgage note payable - Milwaukee, Wisconsin	3,792	7.75%		01-Aug-09	0.6%
Mortgage note payable - Marietta, Georgia	10,252	7.72	% (1)	15-Nov-17	1.7%
Mortgage note payable - Lilburn, Georgia	11,703	6.74	% (1)	10-Feb-18	1.9%
Mortgage note payable - Woodstock, Georgia	11,007	6.63	% (1)	15-Apr-18	1.8%
Mortgage note payable - Hendersonville, Tennessee	10,065	7.71	% (1)	15-Jan-19	1.7%
Mortgage note payable - Alpharetta, Georgia	12,576	6.70	% (1)	15-Apr-19	2.1%
Mortgage note payable - Denver, Colorado	29,929	7.41	% (1)	21-Jun-27	4.9%
Mortgage note payable - Allentown, Pennsylvania	19,915	7.01	% (1)	28-Jun-21	3.3%

	349,750	7.16%			57.7%

Floating Rate (3)
Revolving Line of Credit	80,000	6.41	% (4)	31-Dec-02	13.2%
Term Loan	150,000	8.11	% (4)	31-DEC-02	24.7%
Construction Loan - Grandville, Michigan	10,074	3.88	% (5)	22-Mar-04	1.7%
Construction Loan - Mesquite, Texas	12,184	3.81	% (5)	12-Apr-04	2.0%
Construction Loan - St. John, Missouri	4,061	3.88	% (5)	31-Jul-04	0.7%

	256,319	7.14%			42.3%

	$606,069	7.15%			100.0%

(1)	Represents stated rate plus amortization of deferred loan costs.

(2)	The interest rate on this note is adjusted on December 1 of each year.

(3)	Floating rate debt exposure is limited through investment in financial derivatives. As of September 30, 2002, the $150,000 term loan and $50,000 of the revolving line of credit were hedged with interest rate swaps that effectively fix the underlying LIBOR rate at 4.62% and 3.59%, respectively.

(4)	Represents stated rate of LIBOR plus 2.125% plus interest rate swap differential and amortization of deferred loan costs.

(5)	Represents stated rate of LIBOR plus 2.00%.

         The Revolving Line of Credit and Term Loan are part of a $300.0 million secured credit facility with a bank group (the “Secured Credit Agreement”) that is scheduled to mature December 31, 2002. The Company has the right to extend the term under the Secured Credit Agreement until January 1, 2003 provided that the Company is in compliance with its terms. Management intends to seek an amendment to the Secured Credit Agreement prior to its maturity, which would further extend the term beyond its maturity date.

         Interest on loans made pursuant to the Secured Credit Agreement ranges from LIBOR plus 1.75% to LIBOR plus 2.25% (LIBOR plus 2.125% at September 30, 2002), based upon the Company’s leverage and credit quality or, at the Company’s discretion, the agent’s prime lending rate. As of September 30, 2002, the Company had $70.0 million available under the Revolving Line of Credit.

         The Secured Credit Agreement provides that the loans thereunder be secured by first priority security interests in certain of the Company’s retail shopping center properties. As of September 30, 2002, there were 49 properties valued at approximately $492.9 million securing these loans. The Secured Credit Agreement contains certain requirements for each property within the Borrowing Base Properties (as defined in the Secured Credit Agreement) and certain value and occupancy requirements for the Borrowing Base in the aggregate. The Company may, however, add, remove or substitute certain of its other properties as Borrowing Base Properties subject to the conditions set forth in the Secured Credit Agreement.

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

         The Company maintains two interest rate swap contracts with notional amounts of $150.0 million and $50.0 million, respectively. The swaps effectively fix the underlying LIBOR rate on the Company’s Term Loan and $50.0 million of the Revolving Line of Credit at 4.62% and 3.59%, respectively. These swaps have been designated and qualify under the provisions of SFAS No. 133 as cash flow hedges, and the Company has determined that they are effective in offsetting the variable interest cash flows on the related debt instruments. The fluctuations in the fair value of the interest rate swaps are included in accumulated other comprehensive loss, a component of shareholders’ equity, in the consolidated balance sheets.

         On September 25, 2002, the Company obtained a construction loan secured by land and improvements in Aurora, Colorado (the “Aurora Loan”). The Aurora Loan provides for maximum borrowings of $18.0 million, none of which was outstanding as of September 30, 2002. The Aurora Loan matures in September 2004, but may be extended to September 2006 provided certain leasing and development targets are met. The Aurora Loan bears interest at LIBOR plus 2.00%.

Future Sources and Uses of Funds

         The Company believes that cash provided by operating activities and proceeds from land sales will be sufficient to fund its required distributions to shareholders, scheduled debt amortization, leasing costs and limited improvements to the Company’s operating shopping centers as provided for in the operating covenants of the Merger Agreement.

         The most significant use of capital for the Company is its development activities. As of September 30, 2002, the Company had 14 projects under construction. The Company expects that the capital required to fund the future costs of these projects under construction, net of estimated construction reimbursements and expected land sales to retailers who will build and own their space in these projects, is approximately $41.6 million. These future costs are expected to be incurred during the remainder of 2002 through 2004 and are dependent on commitments by anchor and secondary anchor tenants. If some or all of these tenants do not execute leases, management anticipates that the amount required to finance these projects will be less. The Company is also pursuing 17 development opportunities currently in various stages of pre-development, as agreed to in the operating covenants contained in the Merger Agreement. The costs and timing of these pre-development projects has not yet been determined. The Company has incurred approximately $12.7 million of costs associated with these projects as of September 30, 2002. If the transaction contemplated by the Merger Agreement is not consummated, the Company may not be able to fund all of its current development and pre-development projects. This may require the Company to abandon some or all of its pre-development projects or even delay the completion of its existing development projects. The Company would likely incur costs associated with terminating land purchase contracts or leases with tenants. As a result, the Company could be forced to sell some of its shopping center properties or development projects on potentially unfavorable terms, which could adversely affect its future financial condition and results of operations.

         The Company expects the sale of all or portions of operating shopping center properties in addition to the sale of various parcels of land adjacent to its operating properties to be a significant source of capital for the Company to fund its development activities. As of September 30, 2002, the Company had three shopping centers or portions of shopping centers under contract to sell for aggregate net proceeds of $37.8 million. The Company is marketing additional shopping centers for sale that are expected to close during the remainder of 2002. Additionally, as of September 30, 2002, the Company had 18 vacant land parcels with an aggregate book value of approximately $9.9 million under contract to sell for aggregate net proceeds of approximately $14.6 million. The closing of these transactions is dependent upon, among other things, completion of due diligence and the ability of some of the purchasers to successfully obtain financing. Therefore, there can be no assurance that any of these transactions will close when expected or at all.

         The Company also expects to utilize construction loans on certain development projects to help fund its development activities. In 2002, the Company has closed four construction loans, and management expects to close on one additional construction loan in the first quarter of 2003. Collectively, the construction loans obtained in 2002 are expected to net proceeds in excess of $65.5 million. The ability to close future construction loans is dependent upon a number of factors, including achievement of adequate pre-leasing and satisfaction of any environmental, title or other issues with respect to the underlying real estate.

         In addition to its operating and development liquidity needs, significant amounts of Company debt will mature in 2002 and 2003. The Secured Credit Agreement ($230.0 million outstanding at September 30, 2002) matures in December 2002. In March 2003, $75.0 million in unsecured notes payable are subject to mandatory tender. In addition, the Company may be required to pay a yield maintenance penalty to the Remarketing Agent of these notes on or before the mandatory tender date. As of October 25, 2002, this yield maintenance amount was approximately $9.5 million. The Company expects to extend the Secured Credit Agreement prior to its maturity with members of its existing bank group. The Company is evaluating its alternatives with respect to the maturity of the $75.0 million in unsecured notes. In the event the $75.0 million in unsecured notes matures prior to the closing of the proposed merger transaction, the Company may choose one or more of the following options to fund the required payments, subject to approval of DDR where applicable:

•	The sale of one or more of its development projects;

•	The sale of additional shopping center properties;

•	The closing of additional construction loans on one or more of its development properties;

•	The closing of an unsecured loan with a bank; or

•	Reduction in the dollar volume of new development projects.

         Based on the information above, management believes that the Company will generate funds sufficient to complete its current and future development pipeline and to refinance maturing obligations through the closing date of the transaction contemplated by the Merger Agreement. However, if the Company is unsuccessful in raising capital adequate to fund its development activities or refinance its maturing debt obligations, it will be required to discontinue the funding of some or all of its projects and will be required to liquidate some or all of its projects or some of its operating assets on potentially unfavorable terms. These unfavorable terms could result in significant losses upon liquidation and would have an adverse impact on future rental income, FFO and the Company’s ability to fund distributions to holders of its common stock. The Company may also be required to raise additional capital that would significantly increase its cost of capital and may include restrictions on the manner in which the Company operates its business. This additional capital could have an adverse impact on the Company’s results of operations, stock price and distributions to shareholders.

As of September 30, 2002, the Company’s debt requires the following payments in the future:

(Dollars in thousands)

Year	Total	Percent of Debt Expiring

2002	$230,857	38.1%
2003	84,048	13.9%
2004	104,890	17.3%
2005	3,905	0.6%
2006	4,191	0.7%
2007	89,370	14.8%
2008	4,829	0.8%
2009	4,947	0.8%
2010	4,683	0.8%
2011	5,151	0.8%
Thereafter	69,198	11.4%

	$606,069	100.0%

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

Derivatives and Market Risk

         The Company is exposed to market risk from changes in interest rates on its indebtedness, which could impact its financial condition and results of operations. The Company manages its exposure to these market risks through its regular operating and financing activities. The Company manages its ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. The Company has and may from time to time in the future enter into interest rate swap agreements or interest rate cap agreements in an attempt to hedge its exposure to fluctuating interest rates. The Company intends to use derivative financial instruments as risk management tools and not for speculative or trading purposes. Management does not intend to renew the existing interest rate swaps on the Company’s Term Loan and on $50 million of the Company’s Revolving Line of Credit when they expire on December 31, 2002. As a result, the Company will be exposed to interest rate fluctuations that were previously limited by the two interest rate swaps.

As of September 30, 2002, the Company had two interest rate swap agreements as described below:

Description of Agreement	Notional Amount	Strike Price	Effective Date	Termination Date	Fair Value

	(in thousands)				(in thousands)

LIBOR, 30-day “Rate Swap”	$150,000	4.62%	3/29/2001	12/31/2002	$(1,107)

LIBOR, 30-day “Rate Swap”	$50,000	3.59%	9/11/2001	12/31/2002	$(283)

         The Company’s future earnings, cash flows and fair values of financial instruments are primarily dependent upon market rates of interest such as LIBOR.

Contingencies

         A REIT generally is not taxed at the corporate level on income that it currently distributes to its shareholders, provided that a number of technical requirements are satisfied on a continuing basis. In general, an entity that fails to qualify as a REIT is subject to federal and state income tax as a regular corporation and distributions to its shareholders are not deductible in computing its taxable income. The Company is seeking clarification from the IRS with respect to satisfaction of certain technical requirements for qualification as a REIT for two quarters in the year ended December 31, 2000. The Company is in the process of requesting from the IRS a closing agreement with respect to this matter and anticipates a resolution in the fourth quarter of 2002. A closing agreement is a final agreement between the IRS and a taxpayer on a specific issue or liability. A mutually satisfactory closing agreement with the IRS is one of the conditions to closing the proposed merger with DDR, discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations earlier in this report. There can be no assurance that the IRS will enter into a closing agreement with the Company with respect to this matter. Additionally, the IRS has a full range of penalty options at its disposal and any taxes, interest and penalties assessed may have a material adverse affect on the Company and its results of operations.

         On October 7, 2002, a shareholder filed a purported class action and derivative suit in the Superior Court of Fulton County, Atlanta, Georgia, against the Company, its Board of Directors and DDR alleging breach of fiduciary duty, waste, abuse of control, and unjust enrichment. The complaint seeks declaratory relief, an order enjoining consummation of the merger, and an accounting for unspecified damages. Management believes that this suit is without merit and intends to vigorously defend against it.

         On October 10, 2002, a shareholder filed a purported class action suit in the Circuit Court for Baltimore, Maryland against the Company and its Board of Directors alleging breach of fiduciary duty. The complaint seeks declaratory relief, an order enjoining consummation of the merger and unspecified damages. Management believes that this lawsuit is without merit and intends to vigorously defend against it.

         The Company is from time to time a party to legal proceedings that arise in the ordinary course of its business. The Company does not believe in management’s judgement based on information currently available, that any of these ordinary course legal proceedings would have a material effect on the results of operations or financial condition of the Company, nor is management aware of any material legal proceedings threatened against the Company.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Derivatives and Market Risk” in Part I, Item 2 of this report.

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures to ensure that all significant events or circumstances, that require disclosure in the Company’s reports filed under the Securities Exchange Act of 1934 (“1934 Act”) are disseminated to management, including the Chief Executive Officer and Chief Financial Officer, in a timely manner and are appropriately considered for inclusion in the Company’s 1934 Act filings. Management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days of filing this report and has deemed that these controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation by management.

The proposed merger, discussed in Item 2 of this report, and the corresponding reduction in workforce could affect the Company’s ability to retain staff. As a result, the Company may have difficulty maintaining proper segregation of duties and systems of internal controls. Management has provided incentives for employees to remain with the Company; however, there can be no assurance that the incentives are sufficient to retain those employees that are essential to maintaining the Company’s internal controls. Management intends to continuously evaluate its processes, procedures and internal control structure in light of the issues noted above.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 11 to the consolidated financial statements in Part I, Item 1 of this report.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

2.1	Agreement and Plan of Merger, dated as of October 4, 2002 by and among Developers Diversified Realty Corporation, JDN Realty Corporation and DDR Transitory Sub, Inc. (1)

3.1	Articles of Restatement of JDN Realty Corporation (2)

3.2	Articles of Merger of JDN Enterprises, Inc. with and into the Company (3)

3.3	Amended and Restated Bylaws of the Company, as amended (4)

3.4	Form of Articles Supplementary of JDN Realty Corporation classifying the 9 3/8% Series A Cumulative Redeemable Preferred Stock (5)

4.1	Specimen Common Stock Certificate (6)

4.2	Form of the Company’s 9 3/8% Series A Cumulative Redeemable Preferred Stock Certificate (5)

4.3	Form of 6.918% MandatOry Par Put Remarketed Securities (sm) (“MOPPRS(sm)”) due March 31, 2013 (7)

4.4	Form of 6.80% Global Note due August 1, 2004 (8)

4.5	Form of 6.95% Global Note due August 1, 2007 (8)

99.1	Form of Voting Agreement by Certain Stockholders of JDN Realty Corporation and Developers Diversified Realty Corporation (1)

99.2	Form of Voting Agreement by Certain Stockholders of Developers Diversified Realty Corporation and JDN Realty Corporation (1)

(1)	Filed as an exhibit to the Company’s filing on Form 8-K dated October 4, 2002, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s filing on Form 8-K dated November 7, 1996, previously filed pursuant to the Securities Exchange Act of 1934, and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (No. 33-73710) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s filing on Form 10-K for the year ended December 31, 2001, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s filing on Form 8-A dated September 17, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-22339) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company’s filing on Form 8-K dated April 1, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Company’s filing on Form 8-K dated August 1, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(b) Reports on Form 8-K

During the three months ended September 30, 2002, the Company filed the following report on Form 8-K:

Form 8-K dated August 7, 2002 containing two officers’ certifications of the Company’s report on Form 10-Q as of and for the three months ended June 30, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDN Realty Corporation
Date: November 14, 2002	By:	/s/ CRAIG MACNAB

Craig Macnab President and Chief Executive Officer

Date: November 14, 2002	By:	/s/ JOHN D. HARRIS, JR.

John D. Harris, Jr. Senior Vice President and Chief Financial Officer

CERTIFICATION

I, Craig Macnab, Chief Executive Officer of JDN Realty Corporation, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of JDN Realty Corporation;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ CRAIG MACNAB

Craig Macnab Chief Executive Officer

CERTIFICATION

I, John D. Harris, Jr., Chief Financial Officer of JDN Realty Corporation, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of JDN Realty Corporation;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ JOHN D. HARRIS, JR.

John D. Harris, Jr. Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

2.1	Agreement and Plan of Merger dated October 4, 2002 by and among Developers Diversified Realty Corporation, JDN Realty Corporation and DDR Transitory Sub, Inc. (1)

3.1	Articles of Restatement of JDN Realty Corporation (2)

3.2	Articles of Merger of JDN Enterprises, Inc. with and into the Company (3)

3.3	Amended and Restated Bylaws of the Company, as amended (4)

3.4	Form of Articles Supplementary of JDN Realty Corporation classifying the 9 3/8% Series A Cumulative Redeemable Preferred Stock (5)

4.1	Specimen Common Stock Certificate (6)

4.2	Form of the Company’s 9 3/8% Series A Cumulative Redeemable Preferred Stock Certificate (5)

4.3	Form of 6.918% MandatOry Par Put Remarketed Securities (sm) (“MOPPRS(sm)”) due March 31, 2013 (7)

4.4	Form of 6.80% Global Note due August 1, 2004 (8)

4.5	Form of 6.95% Global Note due August 1, 2007 (8)

99.1	Form of Voting Agreement by Certain Stockholders of JDN Realty Corporation and Developers Diversified Realty Corporation (1)

99.2	Form of Voting Agreement by Certain Stockholders of Developers Diversified Realty Corporation and JDN Realty Corporation (1)

(1)	Filed as an exhibit to the Company’s filing on Form 8-K dated October 4, 2002, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s filing on Form 8-K dated November 7, 1996, previously filed pursuant to the Securities Exchange Act of 1934, and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (No. 33-73710) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s filing on Form 10-K for the year ended December 31, 2001, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s filing on Form 8-A dated September 17, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-22339) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company’s filing on Form 8-K dated April 1, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Company’s filing on Form 8-K dated August 1, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.